Form 10-Q
period 2015-06-30
Cable One, Inc.
filed 2015-08-07
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-36863

Cable One, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3060083
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 E. Earll Drive, Phoenix, Arizona	85012
(Address of Principal Executive Offices)	(Zip Code)

(602) 364-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

*The registrant became subject to requirements on June 5, 2015.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock, par value $0.01	August 5, 2015
5,845,358

CABLE ONE, INC.

FORM 10-Q

Part I:  FINANCIAL INFORMATION

Item 1.      Financial Statements

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$105,465	$6,410
Accounts receivable, net	29,780	29,729
Prepaid assets	14,713	12,587
Deferred income taxes	1,443	1,395
Total current assets	151,401	50,121
Property, plant and equipment, net	612,812	616,230
Intangibles, net	496,831	496,892
Goodwill	85,488	85,488
Other assets	22,412	13,309
Total assets	$1,368,944	$1,262,040

Liabilities and Parent Company Equity
Current Liabilities:
Accounts payable and accrued liabilities	$75,258	$71,419
Income taxes payable	2,768	3,200
Deferred revenue	21,883	21,004
Long-term debt - current portion	2,500	-
Total current liabilities	102,409	95,623
Long-term debt	547,500	-
Accrued compensation and related benefits	24,884	21,606
Other liabilities	35	37
Deferred income taxes	280,079	291,486
Total liabilities	954,907	408,752

Commitments and contingencies (see Note 11)

Parent Company Equity
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,843,313 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	58	58
Additional Parent Company investment (deficit)	(505,484)	(472,689)
Retained earnings	919,463	1,325,919
Total Parent Company equity	414,037	853,288

Total liabilities and Parent Company equity	$1,368,944	$1,262,040

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share and share data)	2015	2014	2015	2014

Revenues	$202,698	$205,111	$405,607	$413,657
Costs and Expenses
Operating (excluding depreciation and amortization)	79,115	81,587	160,383	169,482
Selling, general and administrative	52,359	46,279	101,688	93,785
Depreciation and amortization	35,435	33,803	71,814	67,581
	166,909	161,669	333,885	330,848
Income from operations	35,789	43,442	71,722	82,809
Interest expense	(997)	-	(997)	-
Other income (expense), net	34	(32)	15	(64)
Income before income taxes	34,826	43,410	70,740	82,745
Provision for income taxes	13,391	16,543	27,196	31,533
Net income	$21,435	$26,867	$43,544	$51,212

Net income per common share:
Basic	$3.67	$4.60	$7.45	$8.76
Diluted	$3.67	$4.60	$7.45	$8.76
Weighted average common shares outstanding
Basic	5,843,313	5,843,313	5,843,313	5,843,313
Diluted	5,843,313	5,843,313	5,843,313	5,843,313

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF PARENT COMPANY EQUITY

(Unaudited)

			Additional
			Parent		Total
			Company		Parent
	Common Stock		Investment	Retained	Company
(in thousands)	Shares	Amount	(Deficit)	Earnings	Equity
Balance at December 31, 2014	5,843,313	$58	$(472,689)	$1,325,919	$853,288
Net income	-	-	-	43,544	43,544
Dividends paid to Parent	-	-	-	(450,000)	(450,000)
Net transfers to Parent	-	-	(32,795)	-	(32,795)
Balance at June 30, 2015	5,843,313	$58	$(505,484)	$919,463	$414,037

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$43,544	$51,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,814	67,581
Stock-based compensation expense, net	4,284	1,017
(Benefit) provision for deferred income taxes	(11,455)	1,487
Net loss on sales of property, plant and equipment	917	313
Changes in operating assets and liabilities:
Accounts receivable, net	(51)	6,048
Prepaid assets	(501)	(4,909)
Accounts payable and accrued liabilities	8,314	(7,948)
Income taxes payable	(432)	-
Deferred revenue	879	10
Other assets and other liabilities, net	(76)	(508)
Net cash provided by operating activities	117,237	114,303

Cash flows from investing activities:
Cash paid for property, plant and equipment	(74,430)	(85,781)
Net proceeds from sales of property, plant and equipment	14	120
Other	-	(24)
Net cash used in investing activities	(74,416)	(85,685)

Cash flows from financing activities:
Net transfers to Parent	(37,079)	(30,999)
Proceeds from issuance of long-term debt, net of issuance costs	541,114	-
Payments of debt issue costs	(1,768)	-
Dividends paid to Parent	(450,000)	-
Cash overdraft	3,967	3,328
Net cash provided by (used in) financing activities	56,234	(27,671)

Change in cash and cash equivalents	99,055	947

Cash and cash equivalents, beginning of period	6,410	6,238

Cash and cash equivalents, end of period	$105,465	$7,185

Supplemental cash flow disclosures:
Cash paid for income taxes	$2,810	$1,586
Non-cash activity:
Capital expenditures in accounts payable	$5,164	$17,514

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SEPARATION FROM GRAHAM HOLDINGS COMPANY AND DESCRIPTION OF BUSINESS

On November 13, 2014, Graham Holdings Company (“GHC”) announced a plan for the complete legal and structural separation of its wholly owned subsidiary, Cable One, Inc. (“Cable One”), from GHC (also referred to herein as the “spin-off”). On July 1, 2015, GHC distributed, on a pro rata basis, all of the shares of Cable One common stock to GHC shareholders as of the record date for the distribution. Immediately following completion of the spin-off, GHC shareholders owned 100% of the outstanding shares of common stock of Cable One. Since the spin-off, Cable One has operated as an independent publicly-traded company under the ticker symbol “CABO.”

On June 16, 2015, in connection with the spin-off, Cable One entered into several agreements with GHC that set forth the principal actions taken or to be taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement, and an Employee Matters Agreement.

The financial statements included herein have been retroactively restated, including share and per share amounts, to reflect the effects of the spin-off.

Common Stock. Immediately following the spin-off, approximately 5.83 million shares of Cable One’s common stock were issued and outstanding, based on approximately 0.96 million shares of Graham Holdings Company Class A Common Stock and 4.87 million shares of Graham Holdings Company Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

Description of Business. Cable One owns and operates cable systems that provide video, data and voice services to residential and commercial subscribers in 19 Midwestern, Western and Southern states of the United States of America. As of June 30, 2015, Cable One provided service to 399,878 video customers, 497,036 data customers and 138,742 voice customers.

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report to “Cable One,” “us,” “our,” “we” or the “Company” means Cable One, Inc. and its wholly owned subsidiary, Cable One VoIP LLC (the “Subsidiary”). References in this Quarterly Report to “GHC” or the “Parent” refer to Graham Holdings Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). They reflect the historical Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Parent Company Equity and Condensed Consolidated Statements of Cash Flows of the Company for the periods presented. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the six months ended June 30, 2015 and 2014 may not be indicative of the Company’s future results. These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the Company’s audited financial statements and the notes thereto included in our Registration Statement on Form 10.

The accompanying Condensed Consolidated Financial Statements were derived from the condensed consolidated financial statements and accounting records of GHC. These Condensed Consolidated Financial Statements have been prepared solely to present the Company’s historical results of operations, financial position and cash flows for the indicated periods as it was historically managed. The impact of transactions between the Company and the Parent has been included in these Condensed Consolidated Financial Statements and is considered to be effectively settled for cash in the Condensed Consolidated Financial Statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Additional Parent Company Investment (Deficit).

During the periods presented, the Company functioned as part of the larger group of companies controlled by the Parent and accordingly, the Parent provided certain support and overhead functions to the Company. These functions include finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services have been allocated to the Company based on the most relevant allocation methods to the service provided. Management believes such allocations are reasonable and were consistently applied; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating on a stand-alone basis. Refer to Note 10 for details on these allocations.

During the periods presented, the Company participated in a centralized approach to cash management and in financing its operations managed by the Parent. Cash was transferred to the Parent and the Parent funded the Company’s operating and investing activities as needed. Accordingly, cash and cash equivalents at the Parent level were not allocated to the Company in the Condensed Consolidated Financial Statements. Cash transfers to and from the Parent’s cash management accounts were included within net transfers to and from the Parent in the Condensed Consolidated Statements of Parent Company Equity. Parent third-party debt, and the related interest expense, were not allocated to the Company for any of the periods presented as the Company was not the legal obligor on the debt and the Parent borrowings were not directly attributable to the Company’s business.

Certain of the Company’s employees participated in defined benefit pension plans and incentive savings plans (the “Plans”) sponsored by GHC. For the employees that participated in the Plans sponsored by GHC, the Company did not record an asset or liability to recognize the funded status of the Plans in accordance with generally accepted accounting principles for multiemployer benefit plans. Pension expense was allocated to the Company based on the actual participating employees in the Plans and reported within operating and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. See Note 10 for more information.

The Company’s income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. The results from being included in the consolidated tax returns are included in Additional Parent Company Investment (Deficit). The Company’s operations have historically been included in GHC’s consolidated U.S. Federal and state tax returns. The Company did not maintain taxes payable to/from Parent and was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in respective jurisdictions. These settlements are reflected as net transfer to/from Parent within Additional Parent Company Investment (Deficit).

As the Company did not operate as a stand-alone entity during the periods presented, the Condensed Consolidated Financial Statements included herein may not necessarily be indicative of the Company’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during the periods presented.

Principles of Consolidation. The accompanying Condensed Consolidated Financial Statements include the accounts of Cable One, Inc. and its wholly owned subsidiary, Cable One VoIP LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of the Condensed Consolidated Financial Statements. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Recently Adopted and Issued Accounting Pronouncements. In May 2014, the FASB issued comprehensive new guidance that supersedes all existing revenue recognition guidance. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. This guidance, as amended, is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is not permitted. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its financial statements, and believes such evaluation will extend over several future periods due to the significance of the changes to the Company’s policies and business processes.

In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern, and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016, with early adoption permitted. The Company does not expect this guidance to have an impact on its financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The new guidance should be applied on a full retrospective basis to all periods presented. This guidance is effective for interim and fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the financial statement impact of adopting this guidance.

3.	REVENUES

The Company’s revenues by product line are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Residential
Video	$85,638	$92,346	$173,555	$189,563
Data	74,480	66,098	143,536	131,205
Voice	10,954	15,786	25,519	32,116
Business sales	21,870	18,807	43,030	36,849
Advertising sales	7,320	8,888	14,893	17,020
Other	2,436	3,186	5,074	6,904
Total revenues	$202,698	$205,111	$405,607	$413,657

The amount of franchise fees recorded on a gross basis was $4.0 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and $8.2 million and $8.9 million for the six months ended June 30, 2015 and 2014, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Cable distribution systems	$1,336,560	$1,309,475
Customer premise equipment	278,895	270,785
Other equipment and fixtures	303,039	294,847
Buildings and leasehold improvements	81,615	77,721
Capitalized software	70,504	66,567
Construction in progress	63,695	50,816
Land	9,480	9,470
	$2,143,788	$2,079,681
Less accumulated depreciation	(1,530,976)	(1,463,451)
	$612,812	$616,230

Depreciation expense was $35.4 million and $33.8 million for the three months ended June 30, 2015 and 2014, respectively, and $71.8 million and $67.5 million for the six months ended June 30, 2015 and 2014, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2015 and December 31, 2014 was $85.5 million. Historically, the Company has not recorded any impairment of goodwill.

Intangible assets consist of the following (dollars in thousands):

	Useful			June 30, 2015
	Life			Gross		Net
	Range			Carrying	Accumulated	Carrying
	(years)			Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	4			$6,526	$6,526	$-
Cable franchise renewals and access rights	1	-	25	4,107	3,597	510
				$10,633	$10,123	$510
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

	Useful			December 31, 2014
	Life			Gross		Net
	Range			Carrying	Accumulated	Carrying
	(years)			Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships	4			$6,526	$6,526	$-
Cable franchise renewals and access rights	1	-	25	4,107	3,536	571
				$10,633	$10,062	$571
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

Amortization of intangible assets was $0.03 million and $0.06 million for the three months ended June 30, 2015 and 2014, respectively, and $0.06 million and $0.09 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of intangible assets is estimated to be approximately $0.1 million in each of the next five years through 2019 and $0.05 million thereafter.

6.	LONG-TERM DEBT

5.750% Senior Unsecured Notes Due 2022. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.750% senior unsecured notes due 2022 (the “Notes”). GHC is not a guarantor and does not otherwise provide credit support for the Notes. The Company used the proceeds from the Notes offering, together with cash on hand, to pay a special one-time cash dividend to GHC of $450 million in connection with the spin-off on June 29, 2015.

The Notes have not been, and will not be, registered under the United States Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any other applicable securities laws. The Notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on the exemption from registration set forth in Regulation S under the Securities Act.

The Notes were issued pursuant to an indenture (the “Indenture”), dated as of June 17, 2015, among the Company, the Guarantors (as defined below) and the Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Notes mature on June 15, 2022 and bear interest at a rate of 5.750% per year. Interest on the Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that initially guaranteed (the “Guarantors”) the senior credit facilities (see below). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors.

At the option of the Company, the Notes are redeemable in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. The Company may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date.

Additionally, at any time prior to June 15, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.750% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of Cable One’s assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods), which include nonpayment on the Notes, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness over a specified threshold, failure to pay certain judgments over a specified threshold and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee under the Indenture or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may declare the principal of, and accrued but unpaid interest, if any, on the then outstanding Notes to be due and payable immediately.

Senior Credit Facilities Due 2020. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.  The Credit Agreement provides for a five-year revolving credit facility in an aggregate amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate amount of $100 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). Concurrently with its entry into the Credit Agreement, the Company borrowed the full amount of the Term Loan Facility.

The obligations under the Senior Credit Facilities are obligations of the Company and are guaranteed by the Subsidiary. The obligations under the Senior Credit Facilities are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Subsidiary.

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin.  The applicable interest rate margin with respect to LIBOR borrowings will be a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings will be a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. Borrowings under the Senior Credit Facilities initially bear interest at LIBOR plus 1.50% per annum or at the adjusted base rate plus 0.50%.  In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of June 30, 2015, the commitment fee accrues at a rate of 0.25% per annum.

The Senior Credit Facilities may be prepaid at any time without premium.  The Term Loan Facility will amortize in equal quarterly installments at a rate of 2.5% per annum in the first year after funding, 5.0% per annum in the second year after funding, 7.5% per annum in the third year after funding, 10.0% per annum in the fourth year after funding and 15.0% per annum in the fifth year after funding, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding.

Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the accuracy of representations and warranties and the absence of defaults.

The Company may, subject to the terms and conditions of the Credit Agreement, obtain additional credit facilities of up to $300 million under the Credit Agreement pursuant to an uncommitted incremental facility.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents.  The Credit Agreement also requires the Company to maintain specified ratios of total net leverage and first lien net leverage to consolidated operating cash flow.  The Credit Agreement also contains customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of other material debt of the Company and its restricted subsidiaries, bankruptcy or insolvency, the entry against the Company or any of its restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

As of June 30, 2015, the future maturities of long-term debt are as follows (in thousands):

Years Ending December 31:	Amount
2015	$1,250
2016	3,750
2017	6,250
2018	8,750
2019	12,500
Thereafter	517,500
Total	$550,000

7.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation plan liabilities were $18.8 million and $19.1 million at June 30, 2015 and December 31, 2014, respectively. These liabilities include amounts due to the Company’s employees that participate in GHC’s Deferred Compensation Plan and supplemental savings plan benefits under the GHC’s Supplemental Executive Retirement Plan, which amounts are included in Accrued Compensation and Related Benefits. These plans measure the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s long-term debt, including current portion, and money market investments as of June 30, 2015 are as follows:

	June 30, 2015
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$96,015	$96,015
Long-term debt, including current portion
Notes	$450,000	$457,875
Term Loan	$100,000	$100,000

The fair value of the Company’s Notes was estimated based on market prices in active markets (Level 2). The fair value of the Company’s Term Loan was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2). Money market investments are included in cash and cash equivalents (Level 2).

8.	EQUITY-BASED COMPENSATION

Through June 30, 2015, certain of the Company’s employees participated in an equity-based incentive compensation plan maintained by GHC for the benefit of certain officers, directors and employees. Equity-based awards issued to employees include non-qualified stock options and restricted stock awards. These compensation costs are recognized within selling, general and administrative expenses.

Adoption of Certain Compensation and Benefit Plans. On June 5, 2015, the Cable One board of directors (the “Board”) adopted the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”), contingent upon the approval of such plan by GHC and effective as of the date of the spin-off, and on the same date, GHC approved the 2015 Plan.

The 2015 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers and employees of the Company and its affiliates are eligible to be granted one or more of the following types of awards under the 2015 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) stock appreciation rights, (5) RSUs, (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent rights and (9) other stock-based awards, including, without limitation, performance stock units and deferred stock units. The 2015 Plan includes the authority to grant awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after the tenth anniversary of its effective date.

The 2015 Plan provides that, subject to certain adjustments for certain corporate events, the maximum number of shares of Company common stock that may be issued under the plan is equal to 600,000, and no more than 400,000 shares may be issued pursuant to incentive stock options.

The 2015 Plan became effective on July 1, 2015, the date the spin-off was completed.

Compensation Expense. Total equity-based compensation costs recognized were $4.0 million and $0.5 million for the three months ending June 30, 2015 and 2014, respectively, and were $4.3 million and $1.0 million for the six months ending June 30, 2015 and 2014, respectively. A portion of these charges relates to costs allocated to the Company for GHC corporate employees not solely dedicated to the Company. As of June 30, 2015 and 2014, there were 0 and 20,403, respectively, in GHC restricted stock awards outstanding related to the Company’s specific employees. As of June 30, 2015 and 2014, there were approximately 750 and 22,000, respectively, in GHC stock options outstanding related to the Company’s specific employees. These awards and related amounts are not necessarily indicative of awards and amounts that would have been granted if the Company had been an independent, publicly traded company for the periods presented.

Also, in connection with the spin-off GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable One employees.  The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards.  The Company recorded incremental stock compensation expense, net of forfeitures, in the second quarter of 2015 amounting to $3.7 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations.

9.	POSTEMPLOYMENT BENEFIT PLANS

Multiemployer Benefit Plans. As discussed in Note 2, through June 30, 2015, certain of the Company’s employees participated in defined benefit plans sponsored by GHC. The total cost of the plans was actuarially determined and the Company received an allocation of the service cost associated with the plans based upon actual benefits earned by the Company’s employees. The amount of pension expense allocated to the Company related to these multiemployer plans was $1.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively, and is reflected within operating and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The employees participated in The Retirement Plan for Graham Holdings Company and GHC’s Supplemental Executive Retirement Plan. As of June 30, 2015 and December 31, 2014, The Retirement Plan for Graham Holdings Company was fully funded and is not in critical or endangered status as currently defined by the Pension Protection Act of 2006. GHC’s Supplemental Executive Retirement Plan is unfunded.

In addition, on June 5, 2015, the Board adopted the Cable One, Inc. Supplemental Executive Retirement Plan (the “SERP”) and the Cable One, Inc. Deferred Compensation Plan (the “DC Plan”), each of which became effective as of July 1, 2015. The SERP and the DC Plan have terms substantially similar to GHC’s Supplemental Executive Retirement Plan and Deferred Compensation Plan. Upon the spin-off, under the SERP and the DC Plan, the Company remains responsible for any obligations to current and former employees who participated in GHC’s Supplemental Executive Retirement Plan and Deferred Compensation Plan.

Multiemployer Savings Plans. Through June 30, 2015, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. The defined contribution plans allow eligible employees to contribute a portion of their salary to the plans, and, in some cases, a matching contribution to the funds is provided. The Company recorded expense associated with these defined contribution plans of approximately $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

10.	RELATED PARTY TRANSACTIONS AND PARENT COMPANY EQUITY

Allocation of expenses. The Condensed Consolidated Financial Statements include allocations of expenses from the Parent for certain overhead functions including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $1.9 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $5.8 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively, of corporate overhead costs incurred by the Parent. These cost allocations are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

These expense allocations have been determined on the basis that both the Company and the Parent consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expense the Company would have incurred as an independent company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure and certain strategic decisions.

Parent Company Equity. The net assets of the Company are represented by the cumulative investment in the Company by GHC that is shown as Parent Company Equity, which comprises share capital, accumulated retained earnings of the Company, as well as settlements of intercompany balances and transactions between the Company and the Parent, and net transfers of cash and cash equivalents. The settlement of intercompany balances and transactions between the Company and the Parent that were not historically settled in cash are included in Additional Parent Company Investment (Deficit) and thus effectively deemed settled in cash for presentation purposes.

The components of net transfers to Parent are as follows (in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2015	December 31, 2014
Net change in current income tax accounts	$(39,083)	$85,071
Allocation of overhead and other expenses-from Parent	5,800	12,671
Net advances to Parent	488	(227,022)
Total net transfers to Parent	$(32,795)	$(129,280)

11.	COMMITMENTS AND CONTINGENCIES

 Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and is a defendant in various civil lawsuits that have arisen in the ordinary course of its businesses. Such matters include: contract disputes; actions alleging negligence; invasion of privacy; trademark, copyright and patent infringement; violations of applicable wage and hour laws; and statutory or common law claims involving current and former employees; and other matters. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.

Regulation in the Cable Industry. The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas. Future legislative and regulatory changes could adversely affect the Company’s operations.

12.	SUBSEQUENT EVENTS

Spin-Off Transaction. On July 1, 2015, the spin-off was completed. See Note 1 for a description of the transaction.

Restricted Stock Award Agreement. On July 1, 2015, the Board approved the grant of restricted shares of Company common stock under the 2015 Plan to employees of the Company whose equity awards issued by GHC were forfeited in connection with the spin-off (the “Replacement Shares”) or who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares” and, together with the Replacement Shares, the “Restricted Shares”).  The Restricted Shares are subject to service-based vesting conditions, with the Replacement Shares scheduled to cliff-vest on the vesting dates of the forfeited awards that they replaced (generally, December 2016), and the Staking Shares scheduled to cliff-vest on January 2, 2018.  The Restricted Shares are also subject to the achievement of certain performance goals selected from those specified in the 2015 Plan.  The Restricted Shares are subject to the terms and conditions of the 2015 Plan as well as an award agreement to be entered into by each employee receiving a grant and the Company (each, an “Award Agreement”), the material terms of which were also approved by the Board on July 1, 2015.

The Replacement Shares totaled 9,682 and the Staking Shares 26,930, for a total of 36,612 Restricted Shares.  The grant date for both issues was July 8, 2015 and the closing price for CABO on that date was $380.50. The total value of the Restricted Shares at grant date was $13,930,866.  The Replacement Shares vest on December 16, 2016 (with the exception of 104 shares that vest on February 20, 2017).  The Staking Shares all vest on January 2, 2018.

Common Stock Repurchase Program. On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form 10.

Introduction

Management’s discussion and analysis of financial condition and results of operations, or “MD&A”, is a supplement to the accompanying Condensed Consolidated Financial Statements and provides additional information about our operations, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014.

•

Financial Condition: Liquidity and Capital Resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended June 30, 2015 and 2014. This section also provides a discussion of our financing transactions, contractual obligations and commitments, and off-balance sheet arrangements that existed at June 30, 2015. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical Accounting Policies. This section identifies and summarizes those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and require significant estimates on the part of management in application.

•	Market Risk Management. This section presents information about our market sensitive financial instruments and exposure to market risk as of June 30, 2015.

Overview

Spin-Off Transaction

On November 13, 2014, GHC announced plans for the complete legal and structural separation of Cable One from GHC. The spin-off was completed on July 1, 2015 by way of a dividend of Cable One shares held by GHC to the holders of Graham Holdings Company Class A Common Stock and Graham Holdings Company Class B Common Stock, on a pro rata basis, as of the record date. Cable One has a single class of common stock. The distribution of Cable One common stock was tax-free to holders of GHC common stock for U.S. Federal income tax purposes. Immediately following the spin-off, GHC stockholders owned 100% of the outstanding shares of common stock of Cable One. Cable One is now operating as an independent, publicly traded company.

Our Business

We are a fully integrated provider of data, voice and video services in 19 Midwestern, Western and Southern states. We provide these broadband services to residential and business customers in 38 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 75% of our customers located in five states: Mississippi, Idaho, Oklahoma, Texas and Arizona. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the tenth-largest cable system operator in the United States based on customers and revenues in 2014, making services available to approximately 1,500,000 homes in the United States as of June 30, 2015.

As of June 30, 2015, we provided service to 672,021 residential and business customers out of approximately 1,542,000 homes passed. Of these customers, 399,878 subscribed to video services, 497,036 to data services and 138,742 to voice services.

We generate revenues through five primary products. Ranked by share of our total revenue through the first six months of 2015 they are residential video (42.8%), residential data (35.4%), business services (data, voice and video – 10.6%), residential voice (6.3%) and advertising sales (3.7%). The profit margins, growth rates and capital intensity of our five products vary significantly due to competition and product maturity.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSU”). To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the relatively recent trend, affecting the entire cable industry, of declining margins in residential video and voice services. We believe these declining margins are due to competition from other content providers, high levels of market penetration and increasing use of wireless voice services in addition to, or instead of, wireline voice. From 2013 and through the second quarter of 2015, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely data and business services. Separately, we have also focused on retaining customers with a relatively high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less.

The trends described above have impacted our four largest product lines in the following ways:

•

Residential data. Cable One experienced growth in the number of its residential data customers and revenues from sales to residential data customers in 2012, 2013, 2014 and the first six months of 2015. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than our competitors.

•

Residential video. Residential video service is a competitive and highly-penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect video revenues to decline in the future. We expect that the rate of decline will be slow because of the anticipated reduction in the number of our residential video customers being offset by increasing video average revenue per unit (“ARPU”). ARPUs are increasing as a result of programming cost increases being passed on through video price increases at the subscriber level.

•

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their landline voice service and exclusively use wireless voice service. We believe this trend will continue because of competition from wireless voice service. Revenues from residential voice customers have declined since 2012 and we believe this decline will continue.

•

Business services. We have experienced significant growth in business voice, video and data customers and revenues and expect this to continue. We attribute this growth to our strategic focus, beginning in 2013 and expected to continue in the future, on increasing sales to business customers. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable overbuilders, over-the-top video providers and satellite television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We are investing at an aggressive pace by increasing cable plant capacities and reliability, launching all-digital video services and increasing data capacity by moving from four-channel bonding to 24-channel bonding, a 600% increase. We believe these investments are necessary to remain competitive. However, we anticipate that a significant amount of these capital projects will be completed in the near-term, freeing up sources of cash that would otherwise have been used on such investments.

The spin-off provided us the opportunity to further tailor our strategies to achieve greater operational focus and drive our return on investment. Our goals are to continue to grow residential data and business services and to maintain profit margins to deliver strong cash flow. To achieve these goals, we intend to continue our focus-driven cost management, remain focused on customers with high LTV and follow through with a planned investment in broadband plant upgrades.

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. On February 26, 2015, the FCC voted to use its Title II authority to regulate broadband Internet services. Chairman Wheeler has indicated that, under this regime, the FCC will forbear from systematic rate regulation at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, we cannot predict whether or not future changes to the regulatory framework that are inconsistent with Chairman Wheeler’s announcement will occur.

 Results of Operations

Basis of Presentation

During the periods presented, Cable One functioned as part of the larger group of companies controlled by GHC, and, accordingly, GHC provided certain support and overhead functions to Cable One. These functions include finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services have been allocated to Cable One based on the most relevant allocation methods to the service provided. Management believes such allocations are reasonable and were consistently applied; however, they may not be indicative of the actual expense that would have been incurred had Cable One been operating on a stand-alone basis. See Note 10 of the Notes to our Condensed Consolidated Financial Statements for details on these allocations.

During the periods presented, Cable One participated in a centralized approach to cash management and in financing its operations managed by GHC. Cash was transferred to GHC and GHC funded Cable One’s operating and investing activities as needed. Accordingly, cash and cash equivalents at the GHC level have not been allocated to Cable One in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Cash transfers to and from GHC’s cash management accounts are included within net transfers to and from GHC in the Condensed Consolidated Statements of Parent Company Equity. Parent third-party debt and the related interest expense have not been allocated to Cable One for any of the periods presented as Cable One was not the legal obligor on the debt and GHC borrowings were not directly attributable to Cable One’s business.

Certain of Cable One’s eligible employees participate in the pension, post-retirement and deferred compensation plans of GHC. Although Cable One is a stand-alone, independent entity, after the spin-off, these employees remain entitled to the benefits under these plans accrued prior to the spin-off, but no longer accrue additional benefits under these plans. In addition, the liabilities in respect of the accrued benefits of certain Cable One employees under these plans remain at GHC (to the extent such liabilities were not already held by Cable One at the time of the spin-off). Therefore, the allocation of related expenses to Cable One in respect of these employees will not be reflected on Cable One’s financial statements in the periods following the spin-off. Allocations were equal to $1.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively. However, deferred compensation and unfunded SERP benefits for a number of Cable One executives were assumed by Cable One following the spin-off, and will be reflected in Cable One’s financial statements for post spin-off periods.

The obligation for U.S. Federal and certain state income taxes attributable to the tax period prior to the spin-off were retained by Cable One, along with related deferred tax assets and liabilities. With respect to general insurance and workers’ compensation liabilities, Cable One assumed financial responsibility.

Also, in connection with the spin-off, on June 29, 2015, Cable One distributed $450 million to GHC, which was funded by new term loans and credit facilities. See “Liquidity and Capital Resources” for more information on Cable One’s capitalization activities.

As Cable One did not operate as a stand-alone entity during the periods presented, the condensed consolidated financial information included in this Quarterly Report may not necessarily be indicative of Cable One’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during the periods presented.

Customer Counts By Primary Products

Between July 1, 2014 and June 30, 2015, Cable One had a reduction of 101,003 residential PSUs, representing a decline of 9.5%. Including business customers, Cable One had a reduction of 96,192 PSUs, representing a decline of 8.5%, and a reduction of 26,678 total customer relationships, representing a decline of 3.8% for the 12 months ended June 30, 2015.

For the first half of 2015, Cable One had a reduction of 53,981 residential PSUs, representing a 5.3% decline from December 31, 2014. Including business customers, Cable One had a reduction of 53,528 PSUs during the first half of 2015, representing a 4.9% decline from December 31, 2014, and a reduction of 14,650 total customer relationships, representing a 2.1% decline from December 31, 2014.

The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	Customer Counts		Annual Net Gain/(Loss)
	June 30,	June 30,		%
Customer Counts	2015	2014	Change	Change
Residential video customers (1)	385,136	475,987	(90,851)	(19.1)
Residential data customers (2)	457,401	446,484	10,917	2.4
Residential voice customers (3)	120,626	141,695	(21,069)	(14.9)
Total residential (4)	963,163	1,064,166	(101,003)	(9.5)
Business video customers (5)	14,742	14,322	420	2.9
Business data customers (6)	39,635	36,241	3,394	9.4
Business voice customers (7)	18,116	17,119	997	5.8
Total business (8)	72,493	67,682	4,811	7.1
Total PSUs (9)	1,035,656	1,131,848	(96,192)	(8.5)
Total customers	672,021	698,699	(26,678)	(3.8)

(1)

Residential video customers include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video customer count.

(2)	Residential data customers include all residential customers who subscribe to our data service.

(3)	Residential voice customers include all residential customers who subscribe to our voice service. Residential customers who take multiple voice lines are only counted once in the total.

(4)	Total residential customers represents the sum of residential video, residential data and residential voice customers, not counting additional outlets within one household.

(5)	Business video customers included are commercial accounts.

(6)	Business data customers consist of commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically via fiber connections.

(7)	Business voice customers are commercial accounts that subscribe to our voice service, and on average have 1.9 and 1.6 voice lines per customer as of June 30, 2015 and 2014, respectively.

(8)	Total business represents the sum of business video, business data and business voice customers.

In recent years, Cable One’s customer mix has shifted, causing subscribers to move from triple-play packages to single and double-play. This is because some residential video customers have defected to direct broadcast satellite (“DBS”) services and over-the-top (“OTT”) offerings in lieu of video and more households have discontinued landline voice service. In addition, Cable One has focused on selling data-only packages to new customers rather than on cross-selling video to these customers.

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Revenues

Revenues declined $2.4 million, or 1.2%, due primarily to residential video and voice customer losses, partially offset by increases in residential data customers, growth in revenues from Cable One’s business services and the impact of video rate increases, along with a reduction in promotional discounts. Revenues from our business services grew due to increases in business video, data and voice customers.

Revenue by service offering was as follows for the three months ended June 30, 2015 and 2014, together with the percentages of revenue that each item represented for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2015		2014		2015 vs. 2014
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential video	$85,638	42.3	$92,346	45.0	$(6,708)	(7.3)
Residential data	74,480	36.7	66,098	32.2	8,382	12.7
Residential voice	10,954	5.4	15,786	7.7	(4,832)	(30.6)
Business services	21,870	10.8	18,807	9.2	3,063	16.3
Advertising sales	7,320	3.6	8,888	4.3	(1,568)	(17.6)
Other	2,436	1.2	3,186	1.6	(750)	(23.5)
Total revenues	$202,698	100.0	$205,111	100.0	$(2,413)	(1.2)

For residential services, average monthly revenue per unit was as follows for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		2015 vs. 2014
				%
	2015	2014	Change	Change
Residential video (1)	$72.10	$62.33	$9.77	15.7
Residential data (1)	54.23	49.04	5.19	10.6
Residential voice (1)	29.69	36.07	(6.38)	(17.7)

(1)	Average monthly per unit values represent the applicable residential service revenue divided by the corresponding average of customers at the beginning and end of each year.

Residential video service revenues declined $6.7 million, or 7.3%, due primarily to basic video customer losses and digital customers purchasing fewer digital tiers of service, partially offset by video rate increases and a reduction in promotional discounts.

Residential data service revenues increased $8.4 million, or 12.7%, due primarily to an increase in residential data customers, a reduction in price discounting and subscribers purchasing enhanced data packages (which are more expensive than standard data packages).

Residential voice service revenues declined $4.8 million, or 30.6%, due primarily to declines in residential voice customers.

Business services increased $3.1 million, or 16.3%, due to growth in Cable One’s business video, data and voice services to small and medium-sized businesses.

Advertising revenues declined $1.6 million, or 17.6%, due to the negative impact of decreased video subscribers on the number of viewers available to be reached by ad spots.

Other revenues decreased $0.8 million, or 23.5%, due to the impact of a decreased number of customer relationships on installation, reconnects and late charges.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $2.5 million, or 3.0%, due primarily to a reduction in residential video customers which significantly reduced programming costs. Programming costs declined and nonprogramming operating expenses were flat for the three months ended June 30, 2015 and June 30, 2014. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 39.0% and 39.8% for the three months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative costs increased $6.1 million, or 13.1%, due mainly to an increase of $3.4 million in equity-based compensation expense related to the early vesting of a plan due to the spin-off. In addition, information system costs increased $1.5 million due to billing system conversion, and salary and benefits costs also increased. These increases were partially offset by a reduction in earnings on deferred compensation and decrease in bad debt expense. Selling, general and administrative expenses as a percentage of revenues were 25.8% and 22.6% for three months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization increased $1.6 million, or 4.8%, largely as a result of significant capital additions in 2014.

Income from Operations

Income from operations declined $7.7 million, or 17.6%, due to declines in revenue accompanied by an increase in depreciation and selling, general and administrative costs, offset by a reduction in operating expenses.

We continue to focus on higher margin services, namely data and business services. Business services revenue increased 16.3% on a 7.1% increase in business PSUs. Overall, business services comprised 10.8% of our total revenue for the second quarter of 2015, compared to 9.2% of our total revenue for the second quarter of 2014. Due to rapidly rising programming rates and shrinking margins, video sales now have less value and emphasis. As residential video customers are down 19.1% from June 30, 2014, programming costs have been reduced accordingly.

Interest Expense

Interest expense was $1.0 million for the second quarter of 2015, attributable to our new long-term debt incurred in connection with the spin-off. No interest expense was incurred in 2014.

Provision for Income Taxes

Our estimated annual effective tax rate as of the end of the second quarter of 2015 was 38.5%, compared to 38.1% as of the end of the second quarter of 2014.

Net Income

As a result of the factors described above, our net income was $21.4 million for the second quarter of 2015, as compared to $26.9 million for the second quarter of 2014.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Revenues

Revenues declined $8.1 million, or 1.9%, due primarily to residential video and voice customer losses, partially offset by increases in residential data customers, growth in revenues from Cable One’s business services and the impact of video rate increases, along with a reduction in promotional discounts. Revenues from our business services grew due to increases in business video, data and voice customers.

Revenue by service offering was as follows for the six months ended June 30, 2015 and 2014, together with the percentages of revenue that each item represented for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2015		2014		2015 vs. 2014
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential video	$173,555	42.8	$189,563	45.8	$(16,008)	(8.4)
Residential data	143,536	35.4	131,205	31.7	12,331	9.4
Residential voice	25,519	6.3	32,116	7.8	(6,597)	(20.5)
Business services	43,030	10.6	36,849	8.9	6,181	16.8
Advertising sales	14,893	3.7	17,020	4.1	(2,127)	(12.5)
Other	5,074	1.2	6,904	1.7	(1,830)	(26.5)
Total revenues	$405,607	100.0	$413,657	100.0	$(8,050)	(1.9)

For residential services, average monthly revenue per unit was as follows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		2015 vs. 2014
				%
	2015	2014	Change	Change
Residential video (1)	$70.90	$62.49	$8.41	13.5
Residential data (1)	52.52	48.97	3.55	7.3
Residential voice (1)	33.84	35.93	(2.09)	(5.8)

(1)	Average monthly per unit values represent the applicable residential service revenue divided by the corresponding average of customers at the beginning and end of each year.

Residential video service revenues declined $16.0 million, or 8.4%, due primarily to basic video customer losses and digital customers purchasing fewer digital tiers of service, partially offset by video rate increases and a reduction in promotional discounts.

Residential data service revenues increased $12.3 million, or 9.4%, due primarily to an increase in residential data customers, a reduction in price discounting and subscribers purchasing enhanced data packages (which are more expensive than standard data packages).

Residential voice service revenues declined $6.6 million, or 20.5%, due primarily to declines in residential voice customers.

Business services increased $6.2 million, or 16.8%, due to growth in Cable One’s business video, data and voice services to small and medium-sized businesses.

Advertising revenues declined $2.1 million, or 12.5%, due to the negative impact of decreased video subscribers on the number of viewers available to be reached by ad spots.

Other revenues decreased $1.8 million, or 26.5%, due to the impact of a decreased number of customer relationships on installation, reconnects and late charges.

 Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $9.1 million, or 5.4%, due primarily to a 19.1% reduction in residential video customers which significantly reduced programming costs. Programming costs declined and nonprogramming operating expenses were flat with increased internet bandwidth costs offset by lower fuel costs and lower data line expenses related to phone. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 39.5% and 41.0% for the six months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative costs increased $7.9 million, or 8.4%, due mainly to an increase of $3.1 million in equity-based compensation expense related to the early vesting of a plan due to the spin-off transaction. In addition, information system costs were up $3.6 million due to billing system conversion, and increases in property taxes and salaries and benefits. These costs were partially offset by a reduction in earnings on deferred compensation, lower bad debt expense and lower marketing expense. Selling, general and administrative expenses as a percentage of revenues were 25.1% and 22.7% for six months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization increased $4.2 million, or 6.3%, largely as a result of significant capital additions in 2014.

Income from Operations

Income from operations declined $11.1 million, or 13.4%, due to declines in revenue accompanied by an increase in depreciation and selling, general and administrative costs, offset by a reduction in operating expenses.

We continue to focus on higher margin services, namely data and business services. Business services revenue increased 16.8% on a 7.1% increase in business PSUs. Overall, business services comprised 10.6% of our total revenue for the six months ended June 30, 2015, compared to 8.9% of our total revenue for the six months ended June 30, 2014. Due to rapidly rising programming rates and shrinking margins, video sales now have less value and emphasis. As residential video customers are down 19.1% from June 30, 2014, programming costs have been reduced significantly.

Interest Expense

Interest expense was $1.0 million for the six months ended June 30, 2015, attributable to our new long-term debt incurred in connection with the spin-off. No interest expense was incurred in 2014.

Provision for Income Taxes

Our estimated annual effective tax rate as of the end of the second quarter of 2015 was 38.5%, compared to 38.1% as of the end of the second quarter of 2014.

Net Income

As a result of the factors described above, our net income was $43.5 million for the six months ended June 30, 2015, as compared to $51.2 million for the six months ended June 30, 2014.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Free Cash Flow are reconciled to net income below.

Adjusted EBITDA is defined as net income plus net interest expense, income tax expense, depreciation and amortization, stock compensation expense, (gain) loss on sale or retirement of assets, and other non-recurring operating expenses, as defined in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free Cash Flow is defined as Adjusted EBITDA, less capital expenditures.

We use Adjusted EBITDA and Free Cash Flow to assess our performance and our ability to service debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities and outstanding Notes to determine compliance with the covenants contained in the facilities and Notes. For the purpose of calculating compliance with leverage covenants, we use a measure similar to Adjusted EBITDA, as presented.

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2015	2014	2015	2014

Net income		$21,435	$26,867	$43,544	$51,212

Plus:	Interest expense, net	997	-	997	-
	Provision for income taxes	13,391	16,543	27,196	31,533
	Depreciation and amortization	35,435	33,803	71,814	67,581
	Stock compensation expense	4,011	529	4,284	1,017
	Other (income) expense, net	(34)	32	(15)	64
	Loss on disposal of fixed assets	500	245	917	313
	Billing system implementation costs	2,058	1,700	3,629	1,700

Adjusted EBITDA		77,793	79,719	152,366	153,420

Less: Capital expenditures		(32,824)	(44,220)	(59,301)	(78,494)

Free Cash Flow		$44,969	$35,499	$93,065	$74,926

Free Cash Flow is reconciled to net cash provided by operating activities, as presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Free Cash Flow	$44,969	$35,499	$93,065	$74,926
Capital expenditures	32,824	44,220	59,301	78,494
Billing system implementation costs	(2,058)	(1,700)	(3,629)	(1,700)
Interest expense	(997)	-	(997)	-
Other income (expense), net	34	(32)	15	(64)
Provision for income taxes	(13,391)	(16,543)	(27,196)	(31,533)
Provision (benefit) for deferred income taxes	(5,875)	780	(11,455)	1,487
Changes in operating assets and liabilities:	(4,701)	(2,275)	8,133	(7,307)
Net cash provided by operating activities	$50,805	$59,949	$117,237	$114,303

We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similar measures reported by other companies.

We believe that Free Cash Flow is useful as it is also one of several indicators of our ability to make investments and/or return capital to our shareholders. We also believe that Free Cash Flow is one of several benchmarks used by analysts, investors and peers for comparison of performance in our industry, although our measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies.

Financial Condition: Liquidity and Capital Resources

Liquidity

Our cash flows from operations have historically been distributed to GHC on a periodic basis, and we have historically relied on GHC to fund our working capital requirements and other cash requirements. In contemplation of the spin-off and the related dividend, we recapitalized our company through a series of financing transactions described below. Following these transactions, we believe that existing cash balances, credit facilities and operating cash flows will provide adequate funds to support our current operating plan and make planned capital expenditures for the next 12 months. However, our ability to fund operations and make planned capital expenditures depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

During the second quarter of 2015, our cash and cash equivalents increased by $99.1 million and at June 30, 2015, we had approximately $105.5 million of cash on hand, compared to $6.4 million at December 31, 2014.

At June 30, 2015, we had a working capital surplus of $48.9 million. At December 31, 2014, we had a working capital deficit of $45.5 million. In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of approximately $550 million, of which approximately $450 million was distributed to GHC prior to the consummation of the spin-off.

Our net cash provided by operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, was $117.2 million and $114.3 million for the six months ended June 30, 2015 and 2014, respectively.

Financing Transactions

On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022. GHC is not be a guarantor and does not otherwise provide credit support for the Notes. The Notes mature on June 15, 2022 and bear interest at a rate of 5.75% per year. Interest on the Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that initially guaranteed the Senior Credit Facilities (see below). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At the option of the Company, the Notes may be redeemed in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. The Company may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. Additionally, at any time prior to June 15, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.750% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of Cable One’s assets.

On June 30, 2015, the Company entered into a Credit Agreement among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.  The Credit Agreement provides for a five-year revolving credit facility in an aggregate principal amount of $200 million and a five-year term loan facility in an aggregate principal amount of $100 million. Concurrently with its entry into the Credit Agreement, the Company borrowed the full amount of the Term Loan Facility. The obligations under the Senior Credit Facilities are obligations of the Company and are guaranteed by the Subsidiary.  The obligations under the Senior Credit Facilities are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Subsidiary. Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin.  The applicable interest rate margin with respect to LIBOR borrowings will be a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings will be a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. The Senior Credit Facilities may be prepaid at any time without premium.  The Term Loan Facility will amortize in equal quarterly installments at a rate of 2.5% per annum in the first year after funding, 5.0% per annum in the second year after funding, 7.5% per annum in the third year after funding, 10.0% per annum in the fourth year after funding and 15.0% per annum in the fifth year after funding, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities. For the six months ended June 30, 2015, capital expenditures were $59.3 million, and we expect to spend $140 million to $165 million in total on capital expenditures for 2015. Capital expenditures were $177.4 million in 2014.

Cable One has adopted capital expenditure disclosure guidance as supported by the NCTA. These disclosures are not required under GAAP, nor do they impact Cable One’s accounting for capital expenditures under GAAP.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the six months ended June 30, 2015 and the year ended December 31, 2014. The amounts below include assets acquired during the year, whereas the amounts reflected in our Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods (in thousands):

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Customer premise equipment	$15,307	$38,122
Commercial	2,717	4,164
Scalable infrastructure	17,087	61,568
Line extensions	3,548	7,065
Upgrade/rebuild	10,376	23,319
Support capital	10,266	31,549
	$59,301	$165,787

Contractual Obligations and Contingent Commitments

In the first quarter of 2015, Cable One entered into a new programming purchase commitment of $17.1 million, substantially related to 2016.

The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Programming purchase commitments (1)	Operating leases	Long-term debt	Other purchase obligations (2)	Total
Years ending December 31,
2015	$171,433	$1,336	$1,250	$46,174	$220,193
2016	130,938	705	3,750	24,682	160,075
2017	63,458	475	6,250	7,044	77,227
2018	58,407	227	8,750	3,341	70,725
2019	61,035	209	12,500	2,138	75,882
Thereafter	61,048	977	517,500	3,987	583,512
Total	$546,319	$3,929	$550,000	$87,366	$1,187,614

(1)

Includes programming commitments that are reflected in our historical financial statements included elsewhere in this Quarterly Report and commitments to purchase programming to be produced in future years.

(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which Cable One is liable under purchase orders are reflected in Cable One’s Condensed Consolidated Balance Sheets as accounts payable and accrued liabilities.

Programming and content purchases represent contracts that Cable One has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of June 30, 2015 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Long-term debt relates to principal repayment obligations as defined by the agreements described in the financing transactions section above.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

•

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $2.8 million for the six months ended June 30, 2015 and $2.8 million for the six months ended June 30, 2014.

•

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Condensed Consolidated Statements of Operations were $8.2 million for the six months ended June 30, 2015 and $8.9 million in 2014.

•

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of June 30, 2015 and December 31, 2014 totaled $4.6 million. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

Cable One does not have any off-balance-sheet arrangements or financing activities with special-purpose entities (SPEs). Transactions with related parties, as discussed in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report, are in the ordinary course of business and are conducted on an arm’s-length basis.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, Cable One evaluates its estimates and assumptions. Cable One bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

An accounting policy is considered to be critical if it is important to Cable One’s financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of Cable One’s significant accounting policies, see Note 2 to our historical financial statements included elsewhere in this Quarterly Report.

There have been no changes to the critical accounting policies and estimates included in our Registration Statement on Form 10 filed with the SEC on February 27, 2015, as amended.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	rising levels of competition from historical and new entrants in our markets;

•	recent and future changes in technology;

•	our ability to continue to grow our business services product;

•	increases in programming costs and retransmission fees;

•	our ability to obtain support from vendors;

•	the effects of any significant acquisitions by us;

•	adverse economic conditions;

•	the integrity and security of our network and information systems;

•	our ability to retain key employees;

•	legislative and regulatory efforts to impose new legal requirements on our data services;

•	changing and additional regulation of our video, data and voice services;

•	our ability to renew cable system franchises;

•	increases in pole attachment costs;

•	the failure to meet earnings expectations;

•	the adequacy of our risk management framework;

•	changes in tax and other laws and regulations;

•	changes in U.S. GAAP or other applicable accounting policies; and

•	the other risks and uncertainties detailed in the section titled Risk Factors in our Registration Statement on Form 10 as filed with the SEC.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. Our financial instruments subject to market risk at June 30, 2015 are not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Registration Statement on Form 10-12B (File No. 001-36863), filed with the SEC on February 27, 2015, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

4.1

Indenture, dated as of June 17, 2015, between Cable One, Inc., as Issuer, the Bank of New York Mellon Trust Company, N.A., as Trustee, and the guarantors named on Schedule I thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).

10.1

Credit Agreement, dated as of June 30, 2015, by and among Cable One, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

10.2

Tax Matters Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).

10.3

Employee Matters Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).

10.4	Form of Restricted Stock Award Agreement for restricted stock grants on July 8, 2015.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE ONE, INC. (Registrant)

By:	/s/ Thomas O. Might
	Name:	Thomas O. Might
	Title:	Chief Executive Officer

Date: August 6, 2015