Form 10-Q
period 2015-09-30
Cable One, Inc.
filed 2015-11-16
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☑ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of November 10, 2015
Common Stock, par value $0.01	5,854,540

CABLE ONE, INC. AND SUBSIDIARY

FORM 10-Q

PART I:  FINANCIAL INFORMATION

Item 1.      Financial Statements

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$144,506	$6,410
Accounts receivable, net	30,405	29,729
Prepaid assets	14,939	12,587
Deferred income taxes	786	1,395
Total current assets	190,636	50,121
Property, plant and equipment, net	606,221	616,230
Intangibles, net	496,815	496,892
Goodwill	85,488	85,488
Other assets	21,998	13,309
Total assets	$1,401,158	$1,262,040

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$89,466	$71,419
Deferred revenue	21,859	21,004
Income taxes payable	18,548	3,200
Long-term debt - current portion	3,125	-
Total current liabilities	132,998	95,623
Long-term debt	546,555	-
Accrued compensation and related benefits	23,881	21,606
Other liabilities	35	37
Deferred income taxes	267,500	291,486
Total liabilities	970,969	408,752

Commitments and contingencies (see Note 14)

Stockholders' Equity
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,879,925 and 5,843,313 shares issued, and 5,861,490 and 5,843,313 shares outstanding as of September 30, 2015 and December 31, 2014, respectively)	59	58
Additional paid-in capital	2,053	-
Retained earnings	434,009	1,325,919
Additional GHC investment (deficit)	-	(472,689)
Treasury stock, at cost (18,435 and 0 shares held as of
September 30, 2015 and December 31, 2014, respectively)	(5,932)	-
Total stockholders' equity	430,189	853,288

Total liabilities and stockholders' equity	$1,401,158	$1,262,040

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2015	2014	2015	2014

Revenues	$198,215	$199,687	$603,822	$613,344
Costs and Expenses
Operating (excluding depreciation and amortization)	75,291	79,436	235,674	248,918
Selling, general and administrative	47,820	49,236	149,508	143,021
Depreciation and amortization	36,108	34,417	107,922	101,998
	159,219	163,089	493,104	493,937
Income from operations	38,996	36,598	110,718	119,407
Interest expense	(7,804)	-	(8,801)	-
Other income	103	75,217	118	75,153
Income before income taxes	31,295	111,815	102,035	194,560
Provision for income taxes	11,883	42,610	39,079	74,143
Net income	$19,412	$69,205	$62,956	$120,417

Net income per common share: (a)
Basic	$3.31	$11.84	$10.76	$20.61
Diluted	$3.30	$11.84	$10.75	$20.61
Weighted average common shares outstanding: (a)
Basic	5,871,928	5,843,313	5,852,956	5,843,313
Diluted	5,875,588	5,843,313	5,854,176	5,843,313

(a) On July 1, 2015, Graham Holdings Company distributed 5,843,313 shares of Cable One, Inc. common stock to existing holders of Graham Holdings Company common stock. Basic and diluted net income per common share for the three and nine months ended September 30, 2014 are calculated using the number of shares distibuted on July 1, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
			Additional		GHC	Treasury	Total
	Common Stock		Paid-In	Retained	Investment	Stock,	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	(Deficit)	at cost	Equity
Balance at December 31, 2014	5,843,313	$58	$-	$1,325,919	$(472,689)	$-	$853,288
Net income	-	-	-	43,544	-	-	43,544
Dividends paid to GHC	-	-	-	(450,000)	-	-	(450,000)
Net transfers to GHC	-	-	-	-	(32,795)	-	(32,795)
Balance at June 30, 2015, before spin-off	5,843,313	58	-	919,463	(505,484)	-	414,037
Reclassification of Additional GHC investment (deficit) in connection with spin-off	-	-	-	(505,484)	505,484	-	-
Net income	-	-	-	19,412	-	-	19,412
Stock-based compensation	36,612	1	2,053	-	-	-	2,054
Forfeiture of restricted stock	(4,232)	-	-	-	-	-	-
Repurchase of common stock	(14,203)	-	-	-	-	(5,932)	(5,932)
Other	-	-	-	618	-	-	618
Balance at September 30, 2015	5,861,490	$59	$2,053	$434,009	$-	$(5,932)	$430,189

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$62,956	$120,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,922	101,998
Equity-based compensation	6,338	1,515
(Benefit) provision for deferred income taxes	(23,377)	3,496
Net loss (gain) on sales of property, plant and equipment	1,133	(100)
Net gain on sale of intangible assets	-	(75,249)
Changes in operating assets and liabilities:
Accounts receivable, net	(676)	5,627
Prepaid assets	(727)	(3,868)
Accounts payable and accrued liabilities	24,650	(1,583)
Income taxes payable	15,348	-
Deferred revenue	855	(572)
Other assets and other liabilities	305	276
Net cash provided by operating activities	194,727	151,957

Cash flows from investing activities:
Cash paid for property, plant and equipment	(103,402)	(131,082)
Net proceeds from sales of intangible assets	-	97,399
Net proceeds from sales of property, plant and equipment	300	623
Other	-	(40)
Net cash used in investing activities	(103,102)	(33,100)

Cash flows from financing activities:
Net transfers to GHC	(32,795)	(135,650)
Proceeds from issuance of long-term debt, net of issuance costs	541,114	-
Payments of debt issue costs	(1,768)	-
Payments on long-term debt	(625)	-
Repurchase of common stock	(5,932)	-
Dividends paid to GHC	(450,000)	-
Cash overdraft	(4,141)	16,579
Other	618	-
Net cash provided by (used in) financing activities	46,471	(119,071)

Change in cash and cash equivalents	138,096	(214)

Cash and cash equivalents, beginning of period	6,410	6,238

Cash and cash equivalents, end of period	$144,506	$6,024

Supplemental cash flow disclosures:
Cash paid for income taxes	$4,413	$3,555
Non-cash activity:
Equipment financed with capital lease	$305	$-
Capital expenditures in accounts payable	$4,471	$24,321

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SEPARATION FROM GRAHAM HOLDINGS COMPANY AND DESCRIPTION OF BUSINESS

On July 1, 2015, Cable One, Inc. (“Cable One”) became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of its spin-off from Graham Holdings Company (“GHC”). The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution (the “spin-off”) in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015 at 12:01 am, based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

The financial statements included herein have been retroactively restated, including share and per share amounts, to reflect the effects of the spin-off.

Cable One owns and operates cable systems that provide video, data and voice services to residential and commercial subscribers in 19 Midwestern, Western and Southern states of the United States of America. As of September 30, 2015, Cable One provided service to 380,807 video customers, 496,865 data customers and 130,775 voice customers.

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report to “Cable One,” “us,” “our,” “we” or the “Company” means Cable One, Inc. and its wholly owned subsidiary, Cable One VoIP LLC (the “Subsidiary”). References in this Quarterly Report to “GHC” refer to Graham Holdings Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). They reflect the historical Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows of the Company for the periods presented. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the Company’s audited financial statements and the notes thereto included in our Registration Statement on Form 10 – filed with the SEC on February 27, 2015, as amended.

Prior to the spin-off, the accompanying Condensed Consolidated Financial Statements were derived from the condensed consolidated financial statements and accounting records of GHC. These Condensed Consolidated Financial Statements were prepared solely to present the Company’s historical results of operations, financial position and cash flows for the periods prior to the spin-off as it was historically managed. The impact of transactions between the Company and GHC was included in these Condensed Consolidated Financial Statements and was considered to be effectively settled for cash in the Condensed Consolidated Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Additional GHC investment (deficit).

The Company functioned as part of the larger group of subsidiary companies controlled by GHC prior to the spin-off, and accordingly, GHC provided certain support and overhead functions to the Company. These functions included finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services were allocated to the Company based on the most relevant allocation methods to the service provided. Management believes such allocations were reasonable and were consistently applied; however, they may not have been indicative of the actual expense that would have been incurred had the Company been operating on a stand-alone basis. See Notes 10 and 13 for details on these allocations.

Additionally, prior to the spin-off, the Company participated in a centralized approach to cash management and in financing its operations managed by GHC. Cash was transferred to GHC and GHC funded the Company’s operating and investing activities as needed. Accordingly, cash and cash equivalents at GHC were not allocated to the Company in the Condensed Consolidated Financial Statements. Cash transfers to and from GHC’s cash management accounts were included within net transfers to and from GHC in the Condensed Consolidated Statements of Stockholders’ Equity. GHC’s third-party debt, and the related interest expense, were not allocated to the Company for any of the periods presented as the Company was not the legal obligor on the debt and GHC borrowings were not directly attributable to the Company’s business.

Prior to the spin-off, certain of the Company’s employees participated in defined benefit pension plans and incentive savings plans sponsored by GHC. For the employees that participated in such plans, the Company did not record an asset or liability to recognize the funded status of such plans in accordance with GAAP for multiemployer benefit plans. Prior to the spin-off, pension expense was allocated to the Company based on the actual participating employees in such plans and reported within operating and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. See Note 10 for more information.

During the periods presented, the Company’s income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. Prior to the spin-off, the Company’s operations were historically included in GHC’s consolidated U.S. Federal and state tax returns. The results from being included in the consolidated tax returns were included in Additional GHC investment (deficit). The Company did not maintain taxes payable to/from GHC and was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in respective jurisdictions. These settlements were reflected as net transfer to/from GHC within Additional GHC investment (deficit).

The Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 may not be indicative of the Company’s future results. In addition, as the Company did not operate as a stand-alone entity prior to July 1, 2015, the Condensed Consolidated Financial Statements included herein may not necessarily be indicative of the Company’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during all of the periods presented.

Principles of Consolidation. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Adopted and Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued comprehensive new guidance that supersedes all existing revenue recognition guidance. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. This guidance, as amended, is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its financial statements and believes such evaluation will extend over several future periods due to the significance of the changes to the Company’s policies and business processes.

In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016, with early adoption permitted. The Company does not expect this guidance to have an impact on its financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The new guidance should be applied on a full retrospective basis to all periods presented. This guidance is effective for interim and fiscal years beginning after December 15, 2015, with early adoption permitted. In accordance with the provisions of the update, the Company plans to continue to amortize debt issuance costs currently carried as a long-term asset and it will evaluate the financial statement impacts upon adoption.

In September 2015, the FASB issued new guidance that requires that an acquirer retrospectively adjust provisional amounts reflected in its financial statements arising from a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the guidance requires that the acquirer reflect adjustments to provisional amounts that are identified during the measurement period in the financial statements for the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the adjustment had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this guidance, with earlier application permitted. The Company does not expect this guidance to have an impact on its financial statements unless an acquisition is made.

3.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Residential
Video	$81,209	$87,188	$254,764	$276,751
Data	73,074	66,296	216,610	197,501
Voice	11,950	15,150	37,469	47,266
Business services	22,436	19,479	65,466	56,328
Advertising sales	7,271	8,631	22,164	25,651
Other	2,275	2,943	7,349	9,847
Total revenues	$198,215	$199,687	$603,822	$613,344

The amount of franchise fees recorded on a gross basis was $3.7 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $11.9 million and $12.9 million for the nine months ended September 30, 2015 and 2014, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Cable distribution systems	$1,354,822	$1,309,475
Customer premise equipment	280,558	270,785
Other equipment and fixtures	311,752	294,847
Buildings and leasehold improvements	84,829	77,721
Capitalized software	72,555	66,567
Construction in progress	55,835	50,816
Land	9,508	9,470
	$2,169,859	$2,079,681
Less accumulated depreciation	(1,563,638)	(1,463,451)
	$606,221	$616,230

Depreciation expense was $36.0 million and $34.4 million for the three months ended September 30, 2015 and 2014, respectively, and $107.8 million and $102.0 million for the nine months ended September 30, 2015 and 2014, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2015 and December 31, 2014 was $85.5 million. Historically, the Company has not recorded any impairment of goodwill.

Intangible assets consisted of the following (in thousands):

				September 30, 2015
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	4,122	3,628	494
				$4,122	$3,628	$494
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

				December 31, 2014
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Customer relationships		4		$6,526	$6,526	$-
Cable franchise renewals and access rights	1	-	25	4,107	3,536	571
				$10,633	$10,062	$571
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

Amortization of intangible assets was $0.04 million and $0.05 million for the three months ended September 30, 2015 and 2014, respectively, and $0.1 million for each of the nine months ended September 30, 2015 and 2014. Amortization of intangible assets is estimated to be approximately $0.1 million in each of the next five years through 2019 and $0.05 million thereafter. During the quarter ended September 30, 2015, the Company wrote-off the fully amortized customer relationships.

6.	LONG-TERM DEBT

5.750% Senior Unsecured Notes Due 2022. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.750% senior unsecured notes due 2022 (the “Notes”). The Company used the proceeds from the Notes offering to pay a special one-time cash dividend to GHC of $450 million on June 29, 2015 in connection with the spin-off.

The Notes have not been, and will not be, registered under the Securities Act of 1933 (as amended, the “Securities Act”), or the securities laws of any state or other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any other applicable securities laws. The Notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on the exemption from registration set forth in Regulation S under the Securities Act.

The Notes were issued pursuant to an indenture (the “Indenture”), dated as of June 17, 2015, among the Company, the Guarantors (as defined below) and the Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Notes mature on June 15, 2022 and bear interest at a rate of 5.750% per year. Interest on the Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries that initially guaranteed (the “Guarantors”) the Senior Credit Facilities (as defined below). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors.

At the option of the Company, the Notes are redeemable, in whole or in part, at any time prior to June 15, 2018 at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. The Company may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018 at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date.

Additionally, at any time prior to June 15, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.750% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of the Company’s assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods), which include nonpayment on the Notes, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness over a specified threshold, failure to pay certain judgments over a specified threshold and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee under the Indenture or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may declare the principal of, and accrued but unpaid interest, if any, on the then outstanding Notes to be due and payable immediately.

Senior Credit Facilities Due 2020. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.  The Credit Agreement provides for a five-year revolving credit facility in an aggregate amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate amount of $100 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). Concurrently with its entry into the Credit Agreement, the Company borrowed the full amount of the Term Loan Facility (the “Term Loan”).

The obligations under the Senior Credit Facilities are obligations of the Company and are guaranteed by the Subsidiary. The obligations under the Senior Credit Facilities are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Subsidiary.

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin.  The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. As of September 30, 2015, borrowings under the Senior Credit Facilities bear interest at LIBOR plus 1.50% per annum or at the adjusted base rate plus 0.50%.  In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of September 30, 2015, the commitment fee accrues at a rate of 0.25% per annum.

The Senior Credit Facilities may be prepaid at any time without premium.  The Term Loan Facility amortizes in equal quarterly installments at a rate of 2.5% per annum in the first year after funding, 5.0% per annum in the second year after funding, 7.5% per annum in the third year after funding, 10.0% per annum in the fourth year after funding and 15.0% per annum in the fifth year after funding, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding.

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

As of September 30, 2015, the future maturities of long-term debt were as follows (in thousands):

Years Ending December 31:	Amount
2015	$625
2016	3,750
2017	6,250
2018	8,750
2019	12,500
Thereafter	517,805
Total	$549,680

7.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $18.3 million and $19.1 million at September 30, 2015 and December 31, 2014, respectively. These liabilities are included in Accrued compensation and related benefits in the Condensed Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s long-term debt, including current portion, money market and commercial paper investments as of September 30, 2015 were as follows (in thousands):

	September 30, 2015
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$27,832	$27,832
Commercial paper	108,500	108,431
Long-term debt, including current portion
Notes	$450,000	$443,250
Term Loan	$99,375	$99,375

The fair value of the Notes was estimated based on market prices in active markets (Level 2). The fair value of the Term Loan was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2). Money market investments are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company’s commercial paper investments with original maturities of 90 days or less are also included in cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the commercial paper (Level 1), or inputs that include quoted market prices for investments similar to the money market investments (Level 2).

8.	TREASURY STOCK

On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As of September 30, 2015, the Company repurchased 14,203 shares at an aggregate cost of $5.9 million.

9.	EQUITY-BASED COMPENSATION

Through June 30, 2015, certain of the Company’s employees participated in an equity-based incentive compensation plan maintained by GHC for the benefit of certain officers, directors and employees. Equity-based awards issued to employees included non-qualified stock options and restricted stock awards. These compensation costs are recognized within selling, general and administrative expenses.

Adoption of Certain Compensation and Benefit Plans. On June 5, 2015, the Board adopted the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”), which became effective July 1, 2015.

The 2015 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers and employees of the Company and its affiliates are eligible to be granted one or more of the following types of awards under the 2015 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) stock appreciation rights (“SARs”), (5) restricted stock units (“RSUs”), (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent rights and (9) other stock-based awards, including, without limitation, performance stock units and deferred stock units. The 2015 Plan includes the authority to grant awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after the tenth anniversary of its effective date.

The 2015 Plan provides that, subject to certain adjustments for certain corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is equal to 600,000, and no more than 400,000 shares may be issued pursuant to incentive stock options.

Restricted Stock Awards. On July 1, 2015, the Board approved the grant of restricted shares of Company common stock under the 2015 Plan to employees of the Company whose equity awards issued by GHC were forfeited in connection with the spin-off (the “Replacement Shares”) or who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares” and, together with the Replacement Shares, the “Restricted Shares”).  The Restricted Shares are subject to service-based vesting conditions, with the Replacement Shares generally scheduled to cliff-vest on December 16, 2016 (with certain exceptions as provided in the applicable award agreement), and the Staking Shares scheduled to cliff-vest on January 2, 2018.  The Restricted Shares are also subject to the achievement of certain performance goals as defined in the 2015 Plan, and relate primarily to year over year growth in free cash flow.  The Restricted Shares are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

The Replacement Shares totaled 9,682 and the Staking Shares totaled 26,930, for a total of 36,612 Restricted Shares.  The grant date for each grant was July 8, 2015 and the closing price of Company common stock on that date was $380.50. The total value of the Restricted Shares at grant date was $13.9 million.

On August 4, 2015, the Board approved compensation arrangements for its non-employee directors (the “Director Compensation Program”) under the 2015 Plan. The Director Compensation Program provides that each non-employee director is entitled to an annual retainer of $150,000 (the “Base Retainer”), plus an additional annual retainer of $15,000 for each non-employee director who serves as a committee chair or as lead independent director (the “Additional Retainer”).  Each such retainer will be provided in the form of RSUs.  Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board.  Notwithstanding the foregoing, such RSUs will vest, and be settled, upon a change of control of the Company.

A total of 3,125 RSUs were granted to non-employee directors in respect of 2015 service on August 4, 2015. The closing price per share of underlying Company common stock was $414.62 on the grant date. The total value of the RSUs at the grant date was approximately $1.3 million. The RSUs are scheduled to vest on the date of the Company’s first annual stockholders’ meeting on or around May 2016, subject to the service-based vesting conditions and settlement dates described above.

The Restricted Shares and RSUs are collectively referred to as “restricted stock”, and a summary of the restricted stock is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Unvested as of January 1, 2015	-	$-
Granted	39,737	$383.18
Unvested as of September 30, 2015	39,737

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Stock-based compensation expense for restricted stock was $1.8 million for each of the three and nine months ended September 30, 2015. At September 30, 2015, there was $13.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.

Stock Appreciation Rights. On August 4, 2015, the Compensation Committee of the Board approved the grant of SARs under the 2015 Plan to certain executives and other employees of the Company, which were granted on September 1, 2015. The SARs are scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

A summary of SAR activity is as follows:

Weighted
		Weighted	Weighted		Average
	Stock	Average	Average	Aggregate	Remaining
	Appreciation	Exercise	Fair	Intrinsic	Contractual
	Rights	Price	Value	Value	Term (in years)
Outstanding as of December 31, 2014	-	$-	$-
Granted	135,600	422.31	87.22
Cancelled	-	-	-
Exercised	-	-	-

Outstanding as of September 30, 2015	135,600	$422.31	$87.22	$-	9.9

Vested and exercisable as of September 30, 2015	-	$-	$-	$-	-

The fair value of the SARs was measured based on the Black-Scholes model. The inputs used in the fair value measurement for 2015 were as follows:

2015
Expected volatility	24.0%
Risk-free interest rate	1.75%
Expected term (in years)	6.25
Expected dividend yield	1.45%

Compensation expense associated with unvested SARs is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Stock-based compensation expense for these SARs was $0.2 million for each of the three and nine months ended September 30, 2015. At September 30, 2015, there was $11.6 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted average period of 2.4 years.

The Black-Scholes model used to estimate the fair value of our SARs requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the SAR and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•	Fair Value of Our Common Stock — Our common stock is valued by reference to the publicly-traded price of our common stock.

•

Expected Volatility — Prior to the spin-off, we did not have a history of market prices for our common stock and since the spin-off, we do not have what we consider a sufficiently active and readily traded market for our common stock to use historical market prices for our common stock to estimate volatility. Accordingly, we estimate the expected stock price volatility for our common stock by using leverage-adjusted average volatilities of industry peers based on daily price observations over a period equivalent to the expected term of the SAR grants. Industry peers consist of other public companies in the cable, satellite, and integrated telecommunication services industry similar in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•

Risk-Free Interest Rate — The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our awards. The risk-free interest rate assumption is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the SARs for each SAR group.

•

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding. Prior to the spin-off, we did not have stock-based awards specific to Cable One and therefore did not have a history of the period that our stock-based awards are expected to be outstanding. Accordingly, the expected terms of the awards are based on a simplified method which defines the term as the average of the contractual term of the SARs and the weighted-average vesting period for all open tranches.

•	Expected Dividend Yield — We expect to pay a dividend in the future and, as such, the expected dividend yield rate used in the valuation is 1.45%.

In addition to the assumptions used in the Black-Scholes model, the amount of SAR expense we recognize in our Condensed Consolidated Statements of Operations includes an estimate of SAR forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the Condensed Consolidated Financial Statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our Condensed Consolidated Financial Statements.

Compensation Expense. Total equity-based compensation expense recognized was $2.1 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $6.3 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively. The Company recorded a tax benefit of $0.8 million which relates primarily to the vested portion of the SARs and was reflected as a deferred tax asset on the Condensed Consolidated Balance Sheet as of September 30, 2015. Prior to the spin-off, a portion of these charges related to costs allocated to the Company for GHC corporate employees not solely dedicated to the Company. As of September 30, 2015 and 2014, there were 0 and 20,403, respectively, in GHC restricted stock awards outstanding related to the Company’s specific employees. As of September 30, 2015 and 2014, there were approximately 0 and 22,000, respectively, in GHC stock options outstanding related to the Company’s specific employees. These awards and related amounts are not necessarily indicative of awards and amounts that would have been granted if the Company had been an independent, publicly-traded company for the periods presented.

Also, in connection with the spin-off, GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable One employees.  The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards.  The Company recorded incremental stock compensation expense, net of forfeitures, during the nine months ended September 30, 2015 amounting to $3.7 million, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

10.	POSTEMPLOYMENT BENEFIT PLANS, PRE-SPIN

Multiemployer Benefit Plans. As discussed in Note 2, through June 30, 2015, certain of the Company’s employees participated in The Retirement Plan for Graham Holdings Company (the “GHC Retirement Plan”) and GHC’s Supplemental Executive Retirement Plan (collectively with the GHC Retirement Plan, the “GHC Plans”). The total cost of the GHC Plans was actuarially determined and the Company received an allocation of the service cost associated with the GHC Plans based upon actual benefits earned by the Company’s employees. The amount of pension expense allocated to the Company related to these multiemployer plans was $0 and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $2.1 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively, and is reflected within operating and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

As of June 30, 2015 and December 31, 2014, the GHC Retirement Plan was fully funded and is not in critical or endangered status as currently defined by the Pension Protection Act of 2006. The GHC SERP is unfunded.

Multiemployer Savings Plans. Also through June 30, 2015, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. The defined contribution plans allowed eligible employees to contribute a portion of their salary to the plans, and, in some cases, a matching contribution to the funds was provided. The Company recorded expense associated with these defined contribution plans of approximately $0 and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

11.	POSTEMPLOYMENT BENEFIT PLANS, POST-SPIN

As a condition of the spin-off, the Company assumed full financial and reporting responsibility for the postemployment benefit plans offered to eligible employees, other than the GHC Retirement Plan. The accumulated benefits of Company employees participating in GHC sponsored multiemployer benefit and/or savings plans other than the GHC Retirement Plan were transferred into corresponding Cable One sponsored plans. After the spin-off, GHC will continue to administer the GHC Retirement Plan, including making payments under the plan, with respect to current and former Company employees with vested rights thereunder.

On June 5, 2015, the Board adopted the Cable One, Inc. Supplemental Executive Retirement Plan (the “SERP”), which became effective as of July 1, 2015. The defined benefit portion of the SERP, or “DB SERP,” is intended to constitute an unfunded program maintained primarily for the purpose of providing deferred compensation for a select group of management consistent with the requirements of Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Currently the DB SERP provides supplemental retirement income to three executives of the Company.

The DB SERP provides benefits to each participant that are calculated based on base salary and service, without regard to (i) the salary limitation applicable to tax-qualified plans (currently $265,000) or (ii) the benefit limitation applicable to tax-qualified plans (currently $210,000 per year commencing at age 65). The DB SERP provides benefits only to the extent that the benefit described above exceeds the benefit in the GHC Retirement Plan. Benefits under the DB SERP are paid at retirement or age 55, if later, and are payable either in the form of a life annuity or an actuarially equivalent optional form of benefit in the GHC Retirement Plan, provided that any benefits otherwise payable before the first day of the seventh month following retirement will be withheld until such date.

Upon the spin-off, under the DB SERP, a $4.1 million long-term liability was transferred from GHC to Cable One representing the accumulated benefits of the three participants in the DB SERP. The DB SERP is fully funded by the Company and the Company does not hold any investments for the benefit of the DB SERP.

The Company uses a measurement date of December 31 for the DB SERP.

The Company’s CEO, President, and one other executive participate in the DB SERP. The Company measured the defined benefits in this plan as of June 30, 2015, as follows (in thousands):

Measurement Consideration	Executive 1	Executive 2	Executive 3
Total SERP and Qualified Plan Annual Benefit[1]	$441.5	$16.7	$21.0
Qualified Plan Annual Benefit[1,2]	75.0	8.5	11.8
6/30/2015 Net Vested Nonqualified Annual Benefit[3]	366.5	-	-
12/31/1995 Net Vested Nonqualified Annual Benefit[4]	30.6	-	-
Net Vested Nonqualified Annual Benefit[3]	335.9	8.2	9.2
Present Value of Increase at 6/30/2015 Nonqualified Benefit[5]	3,533.4	44.2	38.3
Benefits payable beginning	5/1/2016	11/1/2027	10/1/2030

[1]Per Rule of 90, highest qualified benefit is accrued as of January 1, 2015 and highest total benefit is accrued as of January 1, 2013.
[2]The qualified cash balance annuity conversion is based on the 2015 IRS Applicable Mortality Table and 417e interest rates.
[3]The nonqualified cash balance annuity conversion is based on the 2015 IRS Applicable Mortality table and 417e interest rates plus 2%.
[4]Represents Net Vested Nonqualified Annual Benefit previously subject to Medicare Tax.

[5]Represents the actuarial present value of the accumulated benefits under the plan as of June 30, 2015, using the RP-2014 Mortality Table projected to 2015 and a 6.00% discount rate. The benefits are valued as annuities payable at age 65 that reflect service and earnings through June 30, 2015 and 1.41% interest credit projected to age 65.

The Company recorded $0.1 million in DB SERP expense for the three months ended September 30, 2015. The DB SERP long-term liability is $4.2 million as of September 30, 2015.

On June 5, 2015, the Board also adopted the Cable One Inc. 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for eligible employees to contribute a portion of their salary to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $0.5 million for the three months ended September 30, 2015. The 401(k) Plan provides non-discretionary matching contributions up to 5% of an employee’s eligible compensation up to the salary limitation applicable to tax-qualified plans ($265,000 in 2015). Participants are immediately vested in the Company matching contributions.

The Company also maintains the defined contribution portion of the SERP for the benefit of certain highly compensated executives (the “DC SERP”). The DC SERP provides key executives with tax-deferred accruals of amounts proportionate to the benefits available to non-highly compensated participants in the 401(k) Plan, to the extent that benefits exceed those under the sponsored basic plans because of the tax law limitations ($53,000 in 2015). Among the benefits provided under the DC SERP is a supplemental defined contribution plan benefit wherein the Company provides a matching contribution percentage up to 3% of the participating executive’s base salary in excess of the annual compensation limit applied to qualified plan benefits ($265,000 in 2015). The executive is required to defer compensation to the DC SERP savings plan in order to receive the applicable matching Company credit each year. Amounts deferred under the DC SERP are payable on the first day of the seventh month following termination of service. The Company recorded matching contributions to the DC SERP of less than $0.1 million for the three months ended September 30, 2015.

In addition to the advent of the post-spin postemployment plans described above, the Company has (prior to the spin-off) and may continue to enter into arrangements with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives under the Cable One, Inc. Deferred Compensation Plan. Upon execution of the agreements the Company transfers the deferred incentive to a long-term liability. Market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense. The Company recorded a gain of $0.5 million and a loss of $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and a gain of $1.1 million and loss of $1.4 million for the nine months ended September 30, 2015 and 2014, respectively. The total deferred compensation balance as of September 30, 2015 and December 31, 2014 was $18.3 million and $19.7 million, respectively.

In 1999, the Company’s CEO (Thomas Might) was granted a special deferred compensation award in recognition of his extraordinary efforts in growing Cable One. Annual payouts under this arrangement will commence when Mr. Might turns age 65 or, if later, when he separates service with Cable One. If the award is deferred beyond Mr. Might’s 65th birthday due to his continued employment with the Cable One, the base amounts will begin accruing interest on May 1, 2016 at an annual rate corresponding to the applicable rate for 12-month U.S. treasury bills (set at each anniversary and carried forward), credited and compounded on an annual basis. The award may be payable in installments upon mutual agreement of Cable One and Mr. Might, not to extend beyond a ten-year period, however, in the event of Mr. Might’s death after his 65th birthday, all amounts due will be payable in a lump sum within 60 days. No amounts were paid to Mr. Might in 2015 in respect of this arrangement. As of September 30, 2015, the Company had an accrued liability of $1.9 million for this special deferred compensation, which is included within the Accrued compensation and related benefits line item on the Condensed Consolidated Balance Sheets.

12.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share further includes any common shares available to be issued upon exercise of outstanding SARs if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Historical net income per share - Basic
Numerator:
Net income	$19,412	$69,205	$62,956	$120,417
Denominator:
Weighted average common shares outstanding	5,871,928	5,843,313	5,852,956	5,843,313
Basic net income per common share	$3.31	$11.84	$10.76	$20.61

Historical net income per share - Diluted
Numerator:
Net income	$19,412	$69,205	$62,956	$120,417
Denominator:
Weighted average common shares outstanding	5,871,928	5,843,313	5,852,956	5,843,313
Effect of dilutive SARs[1]	3,660	-	1,220	-
Weighted average common shares outstanding	5,875,588	5,843,313	5,854,176	5,843,313
Diluted net income per common share	$3.30	$11.84	$10.75	$20.61

[1]Anti-dilutive share equivalents included 44,217 and 0 SARs as of September 30, 2015 and 2014, respectively.

13.	RELATED PARTY TRANSACTIONS

Allocation of expenses. Prior to the spin-off, the Condensed Consolidated Financial Statements included allocations of expenses from GHC for certain overhead functions, including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $0 and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $5.8 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively, of corporate overhead costs incurred by GHC. These cost allocations are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

These expense allocations were determined on the basis that both the Company and GHC considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The allocations may not, however, have reflected the expense the Company would have incurred as an independent company for the periods prior to the spin-off. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure and certain strategic decisions.

Additional GHC Investment (Deficit). Prior to the spin-off, the net assets of the Company were represented by the cumulative investment in the Company by GHC that was shown as Additional GHC investment (deficit), which comprised share capital, settlements of intercompany balances and transactions between the Company and GHC, and net transfers of cash and cash equivalents. The settlement of intercompany balances and transactions between the Company and GHC that were not historically settled in cash were included in Additional GHC investment (deficit) and thus effectively deemed settled in cash for presentation purposes.

The components of net transfers to GHC were as follows (in thousands):

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2015	December 31, 2014
Net change in current income tax accounts	$(39,083)	$85,071
Allocation of overhead and other expenses from GHC	5,800	12,671
Net advances to GHC	488	(227,022)
Total net transfers to GHC	$(32,795)	$(129,280)

14.	COMMITMENTS AND CONTINGENCIES

 Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and is a defendant in various civil lawsuits that have arisen in the ordinary course of its businesses. Such matters include: contract disputes; actions alleging negligence; invasion of privacy; trademark, copyright and patent infringement; violations of applicable wage and hour laws; statutory or common law claims involving current and former employees; and other matters. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible or that future material losses in excess of the amounts accrued are not reasonably possible.

Regulation in the Cable Industry. The operation of a cable system is extensively regulated by the Federal Communications Commission (the “FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas. Future legislative and regulatory changes could adversely affect the Company’s operations.

GHC Agreements. On June 16, 2015, Cable One entered into several agreements with GHC that set forth the principal actions taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement.

15.	SUBSEQUENT EVENTS

On November 3, 2015, the Board approved a quarterly dividend of $1.50 per share of common stock, which will be payable to holders of record as of November 17, 2015 during the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form 10 filed with the SEC on February 27, 2015, as amended.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014.

•

Financial Condition: Liquidity and Capital Resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2015 and 2014. This section also provides a discussion of our financing transactions, contractual obligations and commitments, and off-balance sheet arrangements that existed at September 30, 2015. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical Accounting Policies and Estimates. This section identifies and summarizes those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and require significant estimates on the part of management in application.

Overview

Spin-Off

On July 1, 2015, Cable One became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange. The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015 at 12:01 am, based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

Our Business

We are a fully integrated provider of data, voice and video services in 19 Midwestern, Western and Southern states. We provide these broadband services to residential and business customers in 38 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 75% of our customers located in five states: Mississippi, Idaho, Oklahoma, Texas and Arizona. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the tenth-largest cable system operator in the United States based on customers and revenues in 2014, making services available to approximately 1,638,750 homes in the United States as of September 30, 2015.

As of September 30, 2015, we provided service to 667,385 residential and business customers out of approximately 1,638,750 homes passed. Of these customers, 380,807 subscribed to video services, 496,865 to data services and 130,775 to voice services. In the third quarter of 2015, we completed the implementation of a new billing system. This new billing system generally counts each unit in a multi-dwelling unit as one home passed, whereas our prior billing system generally counted each multi-dwelling unit as a single home passed. Comparative period counts have not been adjusted for this new counting convention.

We generate revenues through five primary products. Ranked by share of our total revenues through the first nine months of 2015, they are residential video (42.2%), residential data (35.9%), business services (data, voice and video – 10.8%), residential voice (6.2%) and advertising sales (3.7%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition and product maturity.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the relatively recent trend, affecting the entire cable industry, of declining margins in residential video and voice services. We believe these declining margins are due to competition from other content providers, high levels of market penetration and increasing use of wireless voice services in addition to, or instead of, wireline voice. From 2013 and through the third quarter of 2015, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely data and business services. Separately, we have also focused on retaining customers with a relatively high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less.

The trends described above have impacted our four largest product lines in the following ways:

•

Residential data. We experienced growth in the number of our residential data customers and revenues from sales to residential data customers in 2012, 2013, 2014 and the first nine months of 2015. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

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

•

Business services. We have experienced significant growth in business voice, video and data customers and revenues and expect this to continue. We attribute this growth to our strategic focus, beginning in 2013 and expected to continue in the future, on increasing sales to business customers. As noted above, in the third quarter of 2015, we completed the implementation of a new billing system. This new billing system counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. This change in methodology negatively impacted our business data and voice customer counts for the third quarter of 2015. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable overbuilders, over-the-top (“OTT”) video providers and satellite television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We are investing at an aggressive pace by increasing cable plant capacities and reliability, launching all-digital video services and increasing data capacity by moving from four-channel bonding to 24-channel bonding, a 600% increase. We believe these investments are necessary to remain competitive. However, we anticipate that a significant amount of these capital projects will be completed in the near-term, freeing up sources of cash that would otherwise have been used on such investments.

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

 Results of Operations

Basis of Presentation

Prior to the spin-off, we functioned as part of the larger group of companies controlled by GHC, and, accordingly, GHC provided certain support and overhead functions to us. These functions included finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services were allocated to us based on the most relevant allocation methods to the service provided. Management believed such allocations were reasonable and were consistently applied; however, they may not be indicative of the actual expense that would have been incurred had we been operating on a stand-alone basis. See Notes 10 and 13 of the Notes to our Condensed Consolidated Financial Statements for details on these allocations.

Prior to the spin-off, we participated in a centralized approach to cash management and in financing its operations managed by GHC. Cash was transferred to GHC and GHC funded our operating and investing activities as needed. Accordingly, cash and cash equivalents at the GHC level were not allocated to us in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Cash transfers to and from GHC’s cash management accounts are included within net transfers to and from GHC in the Condensed Consolidated Statements of Stockholders’ Equity. GHC third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor on the debt and GHC borrowings were not directly attributable to our business.

Prior to the spin-off, certain of our eligible employees participated in the pension, post-retirement and deferred compensation plans of GHC. Although we are a stand-alone, independent entity, after the spin-off, these employees remain entitled to the benefits under these plans accrued prior to the spin-off, but no longer accrue additional benefits under these plans. In addition, the liabilities in respect of the accrued benefits of certain of our employees under these plans remain at GHC (to the extent such liabilities were not already held by us at the time of the spin-off). Therefore, the allocation of related expenses to us in respect of these employees will not be reflected on our financial statements in the periods following the spin-off. Allocations were equal to $0 and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $5.8 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively. However, deferred compensation and unfunded SERP benefits for a number of our executives were assumed by us following the spin-off, and will be reflected in our financial statements for post spin-off periods.

The obligation for U.S. Federal and certain state income taxes attributable to the tax period prior to the spin-off were retained by us, along with related deferred tax assets and liabilities. With respect to general insurance and workers’ compensation liabilities, we assumed financial responsibility.

Also, in connection with the spin-off, on June 29, 2015, we distributed $450 million to GHC, which was funded by the Notes. See “Financial Condition: Liquidity and Capital Resources” for more information on our capitalization activities.

Our results of operations for the three and nine months ended September 30, 2015 may not be indicative of our future results. In addition, as we did not operate as a stand-alone entity prior to July 1, 2015, the financial information included in this Quarterly Report may not necessarily be indicative of our future performance and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a stand-alone entity during all of the periods presented.

Customer Counts by Primary Products

Between October 1, 2014 and September 30, 2015, we had a reduction of 101,642 residential PSUs, representing a decline of 9.8%. Including business customers, we had a reduction of 103,010 PSUs, representing a decline of 9.3%, and a reduction of 26,851 total customer relationships, representing a decline of 3.9% for the 12 months ended September 30, 2015.

      For the nine months ended September 30, 2015, we had a reduction of 77,613 residential PSUs, representing a 7.6% decline from December 31, 2014. Including business customers, we had a reduction of 80,737 PSUs during the nine months ended September 30, 2015, representing a 7.4% decline from December 31, 2014, and a reduction of 19,286 total customer relationships, representing a 2.8% decline from December 31, 2014.

The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	Customer Counts, End of Period		Annual Net Gain/(Loss)
	September 30,	September 30,		%
Customer Counts	2015	2014	Change	Change
Residential video customers (1)	366,294	456,586	(90,292)	(19.8)
Residential data customers (2)	457,973	448,714	9,259	2.1
Residential voice customers (3)	115,264	135,873	(20,609)	(15.2)
Total residential (4)	939,531	1,041,173	(101,642)	(9.8)
Business video customers (5)	14,513	14,727	(214)	(1.5)
Business data customers (6)	38,892	37,428	1,464	3.9
Business voice customers (7)	15,511	18,129	(2,618)	(14.4)
Total business (8)	68,916	70,284	(1,368)	(1.9)
Total PSUs	1,008,447	1,111,457	(103,010)	(9.3)
Total customers	667,385	694,236	(26,851)	(3.9)

(1)

Residential video customers include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video customer count.

(2)	Residential data customers include all residential customers who subscribe to our data service.

(3)	Residential voice customers include all residential customers who subscribe to our voice service. Residential customers who take multiple voice lines are only counted once in the total.

(4)	Total residential represents the sum of residential video, residential data and residential voice customers, not counting additional outlets within one household.

(5)	Business video customers include commercial accounts.

(6)	Business data customers include commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically via fiber connections.

(7)	Business voice customers include commercial accounts that subscribe to our voice service and on average have 1.0 and 1.6 voice lines per customer as of September 30, 2015 and 2014, respectively.

(8)

Total business represents the sum of business video, business data and business voice customers. The decrease in Total business was primarily attributable to converting data into our new billing system, which counts each business customer relationship at a unique business address as a single customer; whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages to single and double-play. This is because some residential video customers have defected to direct broadcast satellite services and OTT offerings in lieu of video and more households have discontinued landline voice service. In addition, we have focused on selling data-only packages to new customers rather than on cross-selling video to these customers.

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Revenues

Revenues declined $1.5 million, or 0.7%, due primarily to residential video and residential voice customer losses, partially offset by increases in residential data customers, growth in revenues from our business services and the impact of video rate increases, along with a reduction in promotional discounts. Revenues from our business services grew due to increases in business video, data and voice customers.

Revenues by service offering were as follows for the three months ended September 30, 2015 and 2014, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2015		2014		2015 vs. 2014
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential video	$81,209	41.0	$87,188	43.7	$(5,979)	(6.9)
Residential data	73,074	36.9	66,296	33.2	6,778	10.2
Residential voice	11,950	6.0	15,150	7.6	(3,200)	(21.1)
Business services	22,436	11.3	19,479	9.8	2,957	15.2
Advertising sales	7,271	3.7	8,631	4.3	(1,360)	(15.8)
Other	2,275	1.1	2,943	1.5	(668)	(22.7)
Total revenues	$198,215	100.0	$199,687	100.1	$(1,472)	(0.7)

 For residential services, average monthly revenue per unit was as follows for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		2015 vs. 2014
				%
	2015	2014	Change	Change
Residential video (1)	$72.57	$62.93	$9.64	15.3
Residential data (1)	53.26	49.43	3.82	7.7
Residential voice (1)	34.04	36.69	(2.65)	(7.2)

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.

Residential video service revenues declined $6.0 million, or 6.9%, due primarily to residential video customer losses of 19.8% and digital customers purchasing fewer digital tiers of service, partially offset by video rate increases and a reduction in promotional discounts.

Residential data service revenues increased $6.8 million, or 10.2%, due primarily to an increase in residential data customers of 2.1% and subscribers purchasing enhanced data packages (which are more expensive than standard data packages).

Residential voice service revenues decreased $3.2 million, or 21.1%, due primarily to declines in residential voice customers of 15.2%.

Business services revenues increased $3.0 million, or 15.2%, due primarily to a 14.1% increase in business customers. Overall, business services comprised 11.3% of our total revenues for the third quarter of 2015 compared to 9.8% of our total revenues for the third quarter of 2014.

Advertising revenues declined $1.4 million, or 15.8%, due to the negative impact of decreased video subscribers on the number of viewers available to be reached by ad spots.

Other revenues decreased $0.7 million, or 22.7%, due to the impact of a decreased number of customer relationships on installation, reconnects and late charges.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $4.1 million, or 5.2%, due to a decrease in programming expenses of $2.7 million, or 6.3%, and a decrease in non-programming operating expenses of $1.4 million, or 4.0%. The decrease in programming expenses was primarily attributable to the $6.0 million decrease in residential video services revenues noted above, as a result of the 19.8% decrease in residential video PSUs, also noted above. The decrease in non-programming operating expenses was primarily due to decreases in salaries and wages and franchise fees, and a $0.6 million increase in labor capitalized, due primarily to our ongoing project to convert all video subscribers to a fully-digital platform.

Selling, general and administrative expenses declined $1.4 million, or 2.9%, primarily due to decreases in stock-based compensation and customer bill processing expenses, partially offset by increases in professional services, group insurance, and employee-related payroll and cash-based incentives.

Depreciation and amortization increased $1.7 million, or 4.9%, largely as a result of significant capital additions in 2014.

Income from Operations

Income from operations increased $2.4 million, or 6.6%, due primarily to a reduction in operating and selling, general and administrative expenses, partially offset by an increase in depreciation.

We continue to focus on higher margin services, namely data and business services. Due to rapidly rising programming rates and shrinking margins, video sales now have less value and emphasis. As residential video customers are down 19.8% from September 30, 2014, programming costs have been reduced significantly.

Interest Expense

Interest expense was $7.8 million for the third quarter of 2015, attributable to our long-term debt incurred in connection with the spin-off. No interest expense was incurred in 2014.

Other Income

Other income decreased $75.1 million to $0.1 million for the third quarter of 2015. The significant other income in the third quarter of 2014 was primarily driven by our sale of certain wireless spectrum licenses in that quarter, which resulted in a non-operating gain of $75.2 million in that quarter.

Provision for Income Taxes

Our estimated annual effective tax rate as of the end of the third quarter of 2015 was 38.0%, compared to 38.1% as of the end of the third quarter of 2014.

Net Income

As a result of the factors described above, our net income was $19.4 million for the third quarter of 2015, compared to $69.2 million for the third quarter of 2014.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Revenues

Revenues declined $9.5 million, or 1.6%, due primarily to residential video and residential voice customer losses, partially offset by increases in residential data customers, growth in revenues from our business services and the impact of video rate increases, along with a reduction in promotional discounts. Revenues from our business services grew due to increases in business video, data and voice customers.

Revenues by service offering were as follows for the nine months ended September 30, 2015 and 2014, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014		2015 vs. 2014
		% of		% of		%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential video	$254,764	42.2	$276,751	45.1	$(21,987)	(7.9)
Residential data	216,610	35.9	197,501	32.2	19,109	9.7
Residential voice	37,469	6.2	47,266	7.7	(9,797)	(20.7)
Business services	65,466	10.8	56,328	9.2	9,138	16.2
Advertising sales	22,164	3.7	25,651	4.2	(3,487)	(13.6)
Other	7,349	1.2	9,847	1.6	(2,498)	(25.4)
Total revenues	$603,822	100.0	$613,344	100.0	$(9,522)	(1.6)

For residential services, average monthly revenue per unit was as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		2015 vs. 2014
				%
	2015	2014	Change	Change
Residential video (1)	$71.94	$62.98	$8.96	14.2
Residential data (1)	52.72	49.08	3.64	7.4
Residential voice (1)	34.07	36.35	(2.28)	(6.3)

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.

Residential video service revenues declined $22.0 million, or 7.9%, due primarily to residential video customer losses of 19.8% and digital customers purchasing fewer digital tiers of service, partially offset by video rate increases and a reduction in promotional discounts.

Residential data service revenues increased $19.1 million, or 9.7%, due primarily to an increase in residential data customers of 2.1%, a reduction in price discounting and subscribers purchasing enhanced data packages (which are more expensive than standard data packages).

Residential voice service revenues declined $9.8 million, or 20.7%, due primarily to declines in residential voice customers of 15.2%.

Business services revenues increased $9.1 million, or 16.2%, due primarily to a 14.1% increase in business customers. Overall, business services comprised 10.8% of our total revenues for the nine months ended September 30, 2015 compared to 9.2% of our total revenues for the nine months ended September 30, 2014.

Advertising revenues declined $3.5 million, or 13.6%, due to the negative impact of decreased video subscribers on the number of viewers available to be reached by ad spots.

Other revenues decreased $2.5 million, or 25.4%, due to the impact of a decreased number of customer relationships on installation, reconnects and late charges.

 Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $13.2 million, or 5.3%, due to a decrease in programming expenses of $12.0 million, or 8.6%, and a decrease in non-programming operating expenses of $1.2 million, or 1.1%. The decrease in programming expenses was primarily attributable to the $22.0 million decrease in residential video services revenues noted above, as a result of the 19.8% decrease in residential video PSUs, also noted above. The decrease in non-programming operating expenses was primarily due to decreases in salaries and wages, franchise fees, vehicles and fuel and a $0.7 million increase in labor capitalized, due primarily to our ongoing project to convert all video subscribers to a fully-digital platform. These decreases were partially offset by increases in contract and temporary labor and third party phone and data line access fees.

Selling, general and administrative expenses increased $6.5 million, or 4.5%, primarily due to increases in salaries and wages, stock-based compensation, group insurance, and billing system implementation and operating expenses. These increases were partially offset by decreases in property taxes and GHC-allocated expenses, which ended July 1, 2015.

Depreciation and amortization increased $5.9 million, or 5.8%, largely as a result of significant capital additions in 2014.

Income from Operations

Income from operations declined $8.7 million, or 7.3%, due primarily to declines in revenues accompanied by an increase in depreciation and selling, general and administrative expenses, partially offset by a reduction in operating expenses.

We continue to focus on higher margin services, namely data and business services. Due to rapidly rising programming rates and shrinking margins, video sales now have less value and emphasis. As residential video customers are down 19.8% from September 30, 2014, programming costs have been reduced significantly.

Interest Expense

Interest expense was $8.8 million for the nine months ended September 30, 2015, attributable to our long-term debt incurred in connection with the spin-off. No interest expense was incurred in 2014.

Other Income

Other income decreased $75.0 million to $0.1 million for the nine months ended September 30, 2015. The significant other income in the nine months ended September 30, 2014 was primarily driven by our sale of certain wireless spectrum licenses in third quarter of 2014, which resulted in a non-operating gain of $75.2 million in that quarter.

Provision for Income Taxes

Our estimated annual effective tax rate as of the end of the third quarter of 2015 was 38.3%, compared to 38.1% as of the end of the third quarter of 2014.

Net Income

As a result of the factors described above, our net income was $63.0 million for the nine months ended September 30, 2015, compared to $120.4 million for the nine months ended September 30, 2014.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income or cash flows from operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is reconciled to net income and Free Cash Flow is reconciled to net cash provided by operating activities below.

Adjusted EBITDA is defined as net income plus net interest expense, provision for income taxes, depreciation and amortization, equity-based and cash-based compensation expense, (gain) loss on deferred compensation, (gain) loss on disposal of fixed assets, other (income) expense, net, and other unusual operating expenses, as defined in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free Cash Flow is defined as net cash provided by operating activities excluding the impact of capital expenditures, interest expense, provision for income taxes, changes in operating assets and liabilities and other unusual operating expenses, as defined in the table below. In addition, as further discussed below, Free Cash Flow is equal to Adjusted EBITDA less capital expenditures.

We use Adjusted EBITDA and Free Cash Flow to assess our performance and our ability to fund operations and make additional investments with internally-generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our Senior Credit Facilities and outstanding Notes to determine compliance with the covenants contained in the Senior Credit Facilities and Notes. For the purpose of calculating compliance with leverage covenants, we use a measure similar to Adjusted EBITDA, as presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Net income	$19,412	$69,205	$62,956	$120,417

Plus: Interest expense, net	7,804	-	8,801	-
Provision for income taxes	11,883	42,610	39,079	74,143
Depreciation and amortization	36,108	34,417	107,922	101,998
Equity-based compensation expense	2,054	498	6,338	1,515
Pre-spin performance based compensation expense	-	400	526	400
(Gain) loss on deferred compensation	(490)	743	(1,073)	1,361
Other (income) expense, net	(103)	(75,217)	(118)	(75,153)
(Gain) loss on disposal of fixed assets	216	(413)	1,133	(100)
Billing system implementation costs	540	629	4,169	2,329

Adjusted EBITDA	77,424	72,872	229,733	226,910

Free Cash Flow	$46,006	$20,582	$139,014	$96,126

Free Cash Flow is reconciled to net cash provided by operating activities, as presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Net cash provided by operating activities	$77,490	$37,654	$194,727	$151,957
Capital expenditures	(31,418)	(52,290)	(90,719)	(130,784)
Billing system implementation costs	540	629	4,169	2,329
Interest expense	7,804	-	8,801	-
Pre-spin performance based compensation expense	-	400	526	400
(Gain) loss on deferred compensation	(490)	743	(1,073)	1,361
Other (income) expense, net	(103)	32	(118)	96
Provision for income taxes	11,883	42,610	39,079	74,143
Benefit (provision) for deferred income taxes	11,922	(2,009)	23,377	(3,496)
Changes in operating assets and liabilities	(31,622)	(7,187)	(39,755)	120
Free Cash Flow	$46,006	$20,582	$139,014	$96,126

We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similar measures reported by other companies.

We believe that Free Cash Flow is useful as it is one of several indicators of our ability to service debt, make investments and/or return capital to our stockholders. We also believe that Free Cash Flow is one of several benchmarks used by investors, analysts and peers for comparison of performance in our industry, although our measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies. The closest equivalent GAAP financial metric to Free Cash Flow is net cash provided by operating activities, as set forth in the table above. We believe that Free Cash Flow is a useful metric because it also equals Adjusted EBITDA, less capital expenditures, showing our performance while taking into account cash outflows, as set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Adjusted EBITDA	$77,424	$72,872	$229,733	$226,910

Less: Capital expenditures	(31,418)	(52,290)	(90,719)	(130,784)

Free Cash Flow	$46,006	$20,582	$139,014	$96,126

Financial Condition: Liquidity and Capital Resources

Liquidity

Prior to the spin-off, our cash flows from operations were historically distributed to GHC on a periodic basis, and we historically relied on GHC to fund our working capital requirements and other cash requirements. In contemplation of the spin-off and the related dividend, we recapitalized our Company through a series of financing transactions described below. Following these transactions, we believe that existing cash balances, credit facilities and operating cash flows will provide adequate funds to support our current operating plan and make planned capital expenditures and quarterly dividend payments for the next 12 months. However, our ability to fund operations and make planned capital expenditures and quarterly dividend payments depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

During the third quarter of 2015, our cash and cash equivalents increased by $138.1 million versus the quarter ended September 30, 2014, and at September 30, 2015, we had approximately $144.5 million of cash on hand, compared to $6.4 million at December 31, 2014.

At September 30, 2015, we had a working capital surplus of $57.4 million. At December 31, 2014, we had a working capital deficit of $45.5 million. In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of approximately $550 million, of which approximately $450 million was distributed to GHC prior to the consummation of the spin-off.

Our net cash provided by operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, was $194.7 million and $152.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily attributable to the increase in income taxes payable and accounts payable and accrued liabilities, which were recorded at the parent level prior to the spin-off and then allocated to us as an expense.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). We plan to make purchases under the stock repurchase program from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. Since the beginning of the stock repurchase program through the end of the third quarter of 2015, we have repurchased 14,203 shares at an aggregate cost of $5.9 million. Additionally, we currently expect to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2015, the Board approved a quarterly dividend of $1.50 per share of common stock, which will be payable to holders of record as of November 17, 2015 during the fourth quarter.

Financing Transactions

On June 17, 2015, we issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022. The Notes mature on June 15, 2022 and bear interest at a rate of 5.75% per year. Interest on the Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of our existing and future domestic subsidiaries that initially guaranteed the Senior Credit Facilities (see below). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At our option, the Notes may be redeemed in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. We may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. Additionally, at any time prior to June 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.750% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets.

On June 30, 2015, we entered into a Credit Agreement among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.  The Credit Agreement provides for a five-year revolving credit facility in an aggregate principal amount of $200 million and a five-year term loan facility in an aggregate principal amount of $100 million. Concurrently with our entry into the Credit Agreement, we borrowed the full amount of the Term Loan Facility. The obligations under the Senior Credit Facilities are obligations of the Company and are guaranteed by the Subsidiary.  The obligations under the Senior Credit Facilities are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Subsidiary. Borrowings under the Senior Credit Facilities bear interest, at our option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin.  The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon our total net leverage ratio. The Senior Credit Facilities may be prepaid at any time without premium.  The Term Loan Facility amortizes in equal quarterly installments at a rate of 2.5% per annum in the first year after funding, 5.0% per annum in the second year after funding, 7.5% per annum in the third year after funding, 10.0% per annum in the fourth year after funding and 15.0% per annum in the fifth year after funding, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities. For the nine months ended September 30, 2015, capital expenditures were $90.7 million. Capital expenditures were $177.4 million in 2014.

We have adopted capital expenditure disclosure guidance as supported by the National Cable & Telecommunications Association (“NCTA”). These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2015 and the year ended December 31, 2014. The amounts below include assets acquired during the relevant periods, whereas the amounts reflected in our Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Customer premise equipment	$21,071	$38,122
Commercial	4,280	4,164
Scaleable infrastructure	24,028	61,568
Line extensions	5,880	7,065
Upgrade/rebuild	16,959	23,319
Support capital	18,501	31,549
	$90,719	$165,787

 Contractual Obligations and Contingent Commitments

In the first quarter of 2015, we entered into a new programming purchase commitment of $17.1 million, substantially related to 2016.

The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Programming purchase commitments (1)	Operating leases	Long-term debt	Other purchase obligations (2)	Total
Years ending December 31,
2015	$44,136	$668	$625	$63,344	$108,773
2016	149,949	705	3,750	24,682	179,086
2017	64,862	475	6,250	7,044	78,631
2018	58,407	227	8,750	3,341	70,725
2019	61,035	209	12,500	2,138	75,882
Thereafter	61,048	977	517,805	3,987	583,817
Total	$439,437	$3,261	$549,680	$104,536	$1,096,914

(1)

Includes programming commitments that are reflected in our historical financial statements included elsewhere in this Quarterly Report and commitments to purchase programming to be produced in future years.

(2)	Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Condensed Consolidated Balance Sheets as accounts payable and accrued liabilities.

      Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of September 30, 2015 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Long-term debt relates to principal repayment obligations as defined by the agreements described in the financing transactions section above.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

•

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $4.2 million for the nine months ended September 30, 2015 and $4.1 million for the nine months ended September 30, 2014.

•

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Condensed Consolidated Statements of Operations were $11.9 million for the nine months ended September 30, 2015 and $12.9 million for the nine months ended September 30, 2014.

•

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of September 30, 2015 and December 31, 2014 totaled $4.6 million. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

We do not have any off-balance-sheet arrangements or financing activities with special-purpose entities. Transactions with related parties, as discussed in Note 13 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, are in the ordinary course of business and are conducted on an arm’s-length basis.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

An accounting policy is considered to be critical if it is important to our financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of our significant accounting policies, see Note 2 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	rising levels of competition from historical and new entrants in our markets;

•	recent and future changes in technology;

•	our ability to continue to grow our business services product;

•	increases in programming costs and retransmission fees;

•	our ability to obtain support from vendors;

•	the effects of any significant acquisitions by us;

•	adverse economic conditions;

•	the integrity and security of our network and information systems;

•	our ability to retain key employees;

•	legislative and regulatory efforts to impose new legal requirements on our data services;

•	changing and additional regulation of our video, data and voice services;

•	our ability to renew cable system franchises;

•	increases in pole attachment costs;

•	the failure to meet earnings expectations;

•	the adequacy of our risk management framework;

•	changes in tax and other laws and regulations;

•	changes in U.S. GAAP or other applicable accounting policies; and

•	the other risks and uncertainties detailed in the section titled Risk Factors in our Registration Statement on Form 10 as filed with the SEC on February 27, 2015 as amended.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. Our financial instruments subject to market risk at September 30, 2015 are not significant.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Registration Statement on Form 10, filed with the SEC on February 27, 2015, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2015 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			part of Publicly	that May Yet Be
	Total # of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
July 1 to 31, 2015	-	$-	-	$250,000
August 1 to 31, 2015	4,533	420.04	4,533	248,096
September 1 to 30, 2015	9,670	416.47	14,203	244,069

Total	14,203	$417.61	14,203

(1)

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock), which was announced on August 7, 2015. Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business market conditions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Stockholder Proposals and Nominations

If any stockholder wishes to submit a proposal to be considered for inclusion in our proxy materials for our 2016 Annual Meeting, which we anticipate will be held on May 3, 2016, such proposal must comply with the requirements of the SEC’s proxy rules and be submitted in writing, received by December 5, 2015, and addressed to our Secretary at 210 East Earll Drive, Phoenix, Arizona 85012.

Alternatively, under our Amended and Restated By-laws (the “By-laws”), any stockholder of record wishing to appear at our 2016 Annual Meeting and submit a proposal or nominate a person for election to our Board must submit the proposal or nomination to our Secretary not earlier than January 4, 2016 and not later than February 3, 2016. Any such stockholder proposal or director nomination will not appear in our proxy statement. All stockholder proposals and director nominations, other than stockholder proposals made pursuant to Rule 14a-8 under the Exchange Act, must comply with the requirements of our By-laws. If we do not receive notice by February 3, 2016, or if it meets other requirements of the SEC rules, the persons named as proxies in the proxy materials relating to the 2016 Annual Meeting will use their discretion in voting the proxies when these matters are raised at the meeting.

Director Nomination Process

Under our By-laws, stockholders of record are able to nominate persons for election to our Board only by providing proper notice to our Secretary. Proper notice must be timely, generally between 90 and 120 days prior to the relevant meeting (or, in the case of annual meetings, prior to the first anniversary of the prior year’s annual meeting), and must include, among other information, the name and address of the stockholder giving the notice, a representation that such stockholder is a holder of record of our common stock as of the date of the notice, certain information regarding such stockholder’s beneficial ownership of our securities and any derivative instruments based on or linked to the value of or return on our securities as of the date of the notice, certain information relating to each person whom such stockholder proposes to nominate for election as a director, a brief description of any other business such stockholder proposes to bring before the meeting and the reason for conducting such business and a representation as to whether such stockholder intends to solicit proxies.

The Nominating and Governance Committee will consider director candidates recommended by stockholders. Our By-laws provide that any stockholder of record entitled to vote for the election of directors at the applicable meeting of stockholders may nominate persons for election to our Board, if such stockholder complies with the applicable notice procedures.

We have also adopted Corporate Governance Guidelines and a Policy Statement Regarding Director Nominations and Stockholder Communications (the “Policy Statement”) that contain information concerning the responsibilities of the Nominating and Governance Committee with respect to identifying and evaluating future director candidates. The Policy Statement, which is available on our website at ir.cableone.net, sets forth our Nominating and Governance Committee’s general policy regarding the consideration of candidates proposed by stockholders; a description of the minimum criteria used by the Nominating and Governance Committee in evaluating candidates for the Board; a description of the Nominating and Governance Committee’s process for identifying and evaluating director nominees (including candidates recommended by stockholders); and the general process for communications between stockholders and the Board. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, attached as Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 1, 2015, which is incorporated herein by reference, and the Policy Statement.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

10.1

Form of Restricted Stock Award Agreement for restricted stock grants on July 8, 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2015).

10.2

Form of Director Restricted Stock Unit Agreement for restricted stock unit grants on August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).

10.3

Form of Stock Appreciation Right Agreement for stock appreciation right grants on September 1, 2015  (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE ONE, INC. (Registrant)

By:	/s/ Thomas O. Might
	Name:	Thomas O. Might
	Title:	Chief Executive Officer

Date: November 16, 2015

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Chief Financial Officer

Date: November 16, 2015