Form 10-K
period 2015-12-31
Cable One, Inc.
filed 2016-03-07
CIK 1632127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 001-36863

Cable One, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3060083
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

210 E. Earll Drive, Phoenix, Arizona	85012
(Address of Principal Executive Offices)	(Zip Code)

(602) 364-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, par value $0.01	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐     No    ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange on July 1, 2015.

 There were 5,778,193 shares of the registrant’s common stock issued and outstanding as of February 29, 2016.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services product;
●	increases in programming costs and retransmission fees;
●	our ability to obtain support from vendors;
●	the effects of any significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	our ability to retain key employees;
●	legislative and regulatory efforts to impose new legal requirements on our data services;
●	changing and additional regulation of our data, video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	the failure to meet earnings expectations;
●	the adequacy of our risk management framework;
●	changes in tax and other laws and regulations;
●	changes in generally accepted accounting principles in the United States (“GAAP”) or other applicable accounting policies; and
●	the other risks and uncertainties detailed in the section titled “Risk Factors” in this Annual Report on Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1.        BUSINESS

 Overview

On July 1, 2015, Cable One, Inc. ( “Cable One,” “us,” “our,” “we” or the “Company”) became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of its spin-off from Graham Holdings Company (“GHC”). The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution (the “spin-off”) in a pro rata dividend (the “Distribution”). In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015 at 12:01 a.m., based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in 38 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 75% of our customers located in five states: Mississippi, Idaho, Oklahoma, Texas and Arizona. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the tenth-largest cable system operator in the United States based on customers and revenues in 2015, making services available to approximately 1,644,000 homes in the United States as of December 31, 2015.

As of December 31, 2015, we provided service to 664,604 residential and business customers out of approximately 1,644,000 homes passed. Of these customers, 501,241 subscribed to data services, 364,150 to video services and 127,094 to voice services. In the third quarter of 2015, we completed the implementation of a new billing system. This new billing system generally counts each unit in a multi-dwelling unit (“MDU”) as one home passed, whereas our prior billing system generally counted each MDU as a single home passed. Comparative period counts have not been adjusted for this new counting convention.

We offer a complete solution of data, video and voice services in all of our markets. Ranked by share of our total revenues in 2015, they are residential video (41.2%), residential data (36.5%), business services (data, voice and video – 11.0%), residential voice (6.2%) and advertising sales (3.8%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition and product maturity.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the relatively recent trend, affecting the entire cable industry, of declining margins in residential video and voice services. We believe these declining margins are due to competition from other content providers, increasing programming costs, rate increases, high levels of market penetration and increasing use of wireless voice services in addition to, or instead of, wireline voice. From 2013 through the fourth quarter of 2015, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a relatively high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing cash flow, free cash flow and margins.

The trends described above have impacted our four largest product lines in the following ways:

●

Residential data. We experienced growth in the number of our residential data customers and revenues from sales to residential data customers in 2013, 2014 and 2015. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

●

Residential video. Residential video service is a competitive and highly-penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect residential video revenues to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their landline voice service and exclusively use wireless voice service. We believe this trend will continue because of competition from wireless voice service. Revenues from residential voice customers have declined since 2012, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data, voice and video customers and revenues and expect this to continue. We attribute this growth to our strategic focus, which we began in 2013 and which we expect to continue in the future, on increasing sales to business customers. As noted above, in the third quarter of 2015, we completed the implementation of a new billing system. This new billing system counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. This change in methodology negatively impacted our business data and voice customer counts in 2015 compared to 2014. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable overbuilders, over-the-top (“OTT”) video providers and satellite television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We are investing at an aggressive pace by increasing cable plant capacities and reliability, launching all-digital video services, which can free up approximately three-fourths of average plant bandwidth for data services, and increasing data capacity by moving from four-channel bonding to 32-channel bonding, an 800% increase. We believe these investments are necessary to remain competitive. However, we anticipate that a significant amount of these capital projects will be completed by the end of 2016, freeing up sources of cash that would otherwise have been used on such investments.

The spin-off provided us the opportunity to further tailor our strategies to achieve greater operational focus and drive our return on investment. Our goals are to continue to grow residential data and business services and to maintain profit margins to deliver strong cash flow. To achieve these goals, we intend to continue our focus-driven cost management, remain focused on customers with high LTV and follow through with planned investments in broadband plant upgrades.

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. On February 26, 2015, the Federal Communications Commission (the “FCC”) voted to use its Title II authority to regulate broadband Internet access services, and on March 12, 2015, the FCC released the text of the Open Internet Order (the “Order”). According to the Order, under this regime, the FCC will forbear from systematic rate regulation of Internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. An appeal to overturn the Order is currently pending in the U.S. Court of Appeals for the D.C. Circuit. However, we cannot predict whether or not future changes to the regulatory framework that are inconsistent with the Order will occur or whether the appeal will be successful.

We serve our customers through a plant and network with 100% two-way capacity currently measuring approximately 750 MHz on average and DOCSIS 3.0 capabilities in all of our systems. Our technically advanced infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant offers fiber-to-the-node with ample unused capacity and standard download speeds of 100 Megabits per second (“Mbps”), which meaningfully distinguishes our offering from competitors in most of our markets. We expect to complete a substantial multi-year investment program in our plant by the end of 2016, which will result in increased broadband capacity and reliability and which has enabled and will continue to enable us to offer even higher download speeds to our customers (at both the standard and enhanced data service levels), which we believe will reinforce our competitive strength in this area.

Corporate History

In 1986, The Washington Post Company (the prior name of our prior corporate parent, GHC) acquired from Capital Cities Communications, Inc. a number of other companies owning, in total, 53 cable television systems. The Washington Post Company paid $350 million for these systems. The cable systems acquired in that transaction had approximately 350,000 subscribers in 15 Western, Midwestern and Southern states. All other mid-sized cable operators that existed when we were established have since exited the cable business.

Subsequent to the Capital Cities transaction, we completed over 30 acquisitions and dispositions of cable systems, both through cash sales and trades of certain of our cable systems for cable systems of other cable operators, ultimately increasing our customer count to the current total of approximately 665,000. We have been disciplined about the price we pay in acquisitions, acquiring new customers opportunistically at what we considered favorable prices. In the process, we have substantially reshaped our original geographic footprint and resized our typical system, exiting a number of metropolitan markets and many very small markets. For example, we traded to other cable operators our cable systems in the Chicago, San Francisco, Cleveland and Indianapolis markets (which we acquired as part of the Capital Cities transaction) for cable systems in non-metropolitan markets that fit our business model.

While we are smaller than the nation’s biggest cable companies, we have a record of consistent, long-term financial and operational success driven by our differentiated operating philosophy. We emphasize focus as opposed to scale, which is a departure from more conventional strategies in the cable industry, but is well suited to the markets in which we operate and enables us to take advantage of our strengths as a cable operator.

Industry Overview

Cable companies in the United States are typically fully integrated providers of video, data and voice services to residential and business customers in various geographic regions. A dedicated local headend typically serves each of a cable company’s individual cable systems, receiving video, data and voice service signals by connecting directly to the network backbone, which aggregates signals delivered through over-the-air broadcasting, fiber optic networks and satellite transmissions. From the headend, cable companies modulate, amplify and distribute these signals over a proprietary network of coaxial and fiber optic cable to the homes and businesses of subscribers via cable modems and television set-top boxes. In addition to leasing physical access to the network backbone from telecommunications companies, cable companies also purchase licenses to provide their subscribers with access to cable television channels owned by programmers and distributed over the network backbone. Cable companies also typically sell advertising on their video channels. The cable industry has benefited from a progression of profitable new broadband product introductions over the past 15 years, including, but not limited to, high-speed data service, high-definition and digital video service and Voice over Internet Protocol (“VoIP”) voice service.

Cable companies generate revenue by charging subscription fees to their residential and business customers, typically billed in advance on a monthly basis, at rates that vary according to the data, video and/or voice services for which customers subscribe, and the type of video and Internet access equipment furnished to them, as well as through advertising sales. The margins that a cable company can earn on its PSU offerings vary from product to product. Because of rising programming costs, the profit margin on video services is generally lower than it once was and significantly lower than the current margins on data services. Despite low video margins, the strategy of many cable companies is to market and sell all three PSUs as a single “triple play” package in order to maximize the number of PSUs per household. Many in the industry believe it is desirable to sell all three products as a package because they consider video service a gateway offering to sell data service and because fixed costs per customer can be spread over multiple PSUs. However, recent industry trends have been towards increases in data subscribers even as video subscriptions have declined.

Cable companies generally operate by establishing cable systems in geographic markets under non-exclusive franchises granted by state or local authorities for specified periods of time. The most sought-after markets by major cable companies have generally been the largest metropolitan markets. These markets are thought to offer the advantages of population density (which may permit efficient construction and operation of a cable distribution system) and attractive demographics, including customers with higher income-per-household than their counterparts in non-metropolitan, secondary markets, leading to lower price sensitivity and a willingness to purchase a greater number of PSUs.

Our Strengths

We have a variety of strengths as a cable operator, stemming from, among other things, ongoing capital investments in our plant and our focus on serving customers in non-metropolitan markets. These strengths include the following:

Attractive markets. Our customers are located primarily in non-metropolitan, secondary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition from telephone companies than cable operators in metropolitan markets.

●	Advances in technology come later to our markets—for example, very few of our competitors offer fiber-to-the-home.

●	Our subscribers tend to be value-focused, enabling us to save costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic market would have on our overall business.

Deep customer understanding. We have operated as a non-metropolitan cable business for over 20 years. In order to understand our customers’ demands and preferences, we have conducted daily customer research for nearly two decades and currently conduct thousands of customer satisfaction surveys per year. We believe we have gained valuable insight into how to serve customers in non-metropolitan markets, including with respect to providing an optimal mix of video channel options, price points and best-in-class customer service levels.

Superior broadband technology with ample unused capacity. We offer our residential and business data customers Internet products at faster speeds than those available from competitors in most of our markets. Our broadband plant consists of a hybrid fiber coax (“HFC”) system offering fiber-to-the-node with ample unused capacity. Our standard broadband offering for our residential customers between 2011 and the third quarter of 2015 was a download speed of 50 Mbps, which is at the high end of the range of standard residential offerings even today in our markets. In October 2015, we doubled our standard download speeds for new and existing residential customers in more than 90% of our markets to 100 Mbps. Our enhanced broadband offering for our residential customers is currently a download speed of up to 200 Mbps.

In addition, we have made significant investments in our business consistent with our strategic focus to enhance sales of residential data services and business services. We expect to complete substantial, multi-year plant and product enhancements by the end of 2016, which will increase our broadband capacity and reliability. These initiatives caused us to incur several years of higher than usual capital spending. However, we believe the competitive benefits will be significant, particularly for data services.

●

Since 2014, we decreased the average number of data customers per unique service area by 32% to below 175 by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.

●

In 2015, we completed a three-year plant reinforcement project in substantially all of our cable systems, which enhanced reliability and expanded average plant bandwidth to an average of 750 MHz. We expect to complete the reinforcement of our remaining cable systems in the second quarter of 2016.

●	In 2016, we expect to complete a 30-month replacement of nearly all headend cable modem termination systems, allowing us to move from four-channel bonding to 32-channel bonding, an 800% increase.

●

In the first quarter of 2016, we will begin to systematically roll out our 1 Gigabit data service (GigaONETM) to residential customers in our markets. We expect that this level of service will be available to the majority of our residential customers by the end of 2016.

●

In 2016, we expect to complete a four-year video product conversion to all-digital distribution, which can free up approximately three-fourths of average plant bandwidth for data services at speeds up to and exceeding 1 Gigabit per second (“Gbps”).

We anticipate the foregoing capital projects will facilitate sustained increases in residential data and business services and customer satisfaction. We also believe that our levels of capital spending will decline going forward as these large projects are completed.

Low cost structure and competitive pricing. We believe our operating and capital costs, taken as a whole, are as low as or lower than any major cable operator. We attribute our low cost structure to a commitment to focusing on retaining our highest value customers, rather than seeking to obtain as many customers as possible, and the lower costs of operations available in a non-metropolitan market compared to a metropolitan market. In addition, because we operate our residential and business broadband data service with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.

Customer satisfaction. We have a customer-focused approach, influencing how we are organized, how we sell our services and how we service our customers. For example, we offer a same-day-service guarantee in almost every one of our markets, which we believe none of our major competitors in our markets currently offer. We believe that our dedication to providing a differentiated customer experience is an important driver of our overall value proposition and creates loyalty, improves customer retention and drives increased demand for our services. We have always focused on customer satisfaction, with an emphasis on consistently benchmarking our customer satisfaction over time and relative to our competitors based on internally and externally generated customer-satisfaction data.

Associate satisfaction. We have also focused on employee, or associate, satisfaction, believing our customers’ satisfaction is tightly linked to our associate satisfaction. Associate satisfaction has been routinely measured over time internally and has been consistently high throughout the past decade, based on internal measurements. We currently measure our associate satisfaction annually. None of our employees have been unionized for over two decades.

Experienced management team. Our senior management team is comprised of senior executives who have significant experience in the cable industry. Our executive management team has an average tenure at Cable One (or its predecessors) of approximately 20 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed on a collaborative basis over many years.

Our Strategies

We have a multi-faceted strategy that builds upon our long track record of focusing on the right markets, the right products and the right customers, as well as controlling our operating and capital costs. More specifically, our strategy includes the following principal components:

Focus on larger non-metropolitan markets. We believe our decision over 20 years ago to concentrate on non-metropolitan markets has served us well and we intend to continue to focus on offering our products primarily in these markets. The cable economics of non-metropolitan markets, for which we have optimized our strategy and our operations, are different from cable operations in major cities, and yield positive operating results for our business. Because price points for services in non-metropolitan markets are generally lower, and customers in non-metropolitan markets tend to subscribe to fewer PSUs, our average revenue per user and PSUs are lower than they might be in metropolitan markets. However, many of our costs are lower than they would be in metropolitan markets. The dynamics of larger, non-metropolitan markets enable us to operate at attractive margins and earn substantial returns, while remaining consistent with our focus on meeting customer demand for low prices while simultaneously keeping costs down. In addition, we tend to face less vigorous competition from telephone companies than cable operators in metropolitan markets.

Maximize free cash flow and drive profitable growth. We concentrate on the products and customers that maximize our free cash flow and provide the best opportunity for profitable growth. We believe residential video and residential voice face inexorable long-term declines. With respect to the video product, programmers are charging higher rates for content to cable companies providing video services (often for content for which viewership is declining), and cable companies have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings via the Internet has given customers new alternatives to cable companies’ video offerings. In addition, demand for cellular and smartphone offerings have reduced residential voice starts for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth opportunities such as residential data and business services.

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our residential video customers decreased by 19.8% in 2015 versus 2014 and by 16.9% in 2014 versus 2013. Our residential video revenues declined by $29.0 million, or 8.0%, for the year ended December 31, 2015 versus 2014 and by $24.5 million, or 6.3%, for the year ended December 31, 2014 versus 2013. While this strategy runs contrary to conventional wisdom in the cable industry, which puts heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling services, we believe it best positions us for long-term success. For us, success in winning and retaining residential data and business services customers are far more important metrics than the number of triple-play customers we have.

Target higher value residential customers. Over the past three years, we have introduced rigorous analytics to determine the LTV of current and potential residential customers. We target marketing and customer service at customers who we believe are likely to produce the greatest free cash flow over the life of their service relationships with us, rather than seeking to obtain the highest possible number of new customers. We analyze the net present value of every residential start and seek to identify customers with relatively higher LTV than other potential customers. These high-LTV customers tend to be more likely than low-LTV customers generally to buy data service rather than video service, less likely to contribute to overall customer churn and more likely to pay on time. By seeking to retain and sell more services to residential customers with a high LTV, we are significantly reshaping our customer base. This has enabled us to earn higher profits with fewer customers and PSU subscriptions. We believe that optimizing the LTV of data-only customers as video and voice cord-cutting accelerates is both a necessity and an opportunity for our business.

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is reflected in everything we do, including pricing, the allocation of sales, marketing and customer service resources, capital spending and the way we conduct negotiations with suppliers, especially video suppliers. During 2015, we continued to further diversify our revenue streams away from video as residential data and business services represented 47.5% of our total revenues versus 42.0% for 2014. Our residential data revenues grew to $294.5 million in 2015, a 10.8% increase versus 2014. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically have been marketed as a package. Our data-only connects are growing significantly faster than any other segment of our residential business. We expect that a majority of our residential customers will be data-only in the future.

Our business services revenues grew to $88.7 million in 2015, a 15.5% increase versus 2014. We expect to generate continued growth in business services by leveraging our existing infrastructure capabilities and footprint to offer higher broadband speeds than other providers in our markets and to expand our business services to attract more small, mid-size and enterprise business customers.

Continue our culture of cost leadership. We do not subscribe to the view that a mid-sized cable company cannot be successful because we believe that successful strategies that substitute focus for size can be as effective as the economies-of-scale strategy pursued by many of our competitors.

We believe our total combined operating and capital costs per PSU over the past decade have been among the lowest of any cable company with publicly reported numbers and that our operating margins compare very favorably with those of significantly bigger firms in the cable industry. This is the antithesis of normal cable economies-of-scale expectations, where higher volumes are expected to create lower costs per PSU and increase operating margins. Rather than increasing our size and seeking cost savings through economies-of-scale, we have achieved our lower cost structure over many years by focusing on:

●	serving non-metropolitan, secondary markets and not expanding into metropolitan markets, which contain different customer dynamics and would require us to implement additional operational components;

●

the adoption of new technologies only after they have been tested by other companies in other markets, rather than incurring the level of capital expenditures necessary to be an early adopter of all new technologies;

●

implementing a virtually centralized call center to receive inbound customer service calls and dispatch technicians across all of our markets, while keeping the majority of our call center associates in our non-metropolitan markets;

●

standardizing our cable programming offerings across our markets, which reduces our customer service costs, in contrast to other cable companies that offer different programming packages in different markets;

●	focusing on high-LTV customers rather than retaining or seeking to obtain non-value adding customers; and

●	recently, aligning our resources to emphasize increased sales of residential data services and sales to business customers, rather than committing resources equally to sales of all of our products.

We believe our strategy of focus has produced positive results. From 2011 through December 31, 2015, we have experienced a 73% reduction in bad debt; a 28% reduction in the frequency of telephone customer service calls, resulting in a 25% headcount reduction in telephone customer service personnel; a decline of 22% in the frequency of technicians being dispatched to customer locations, resulting in a 15% headcount reduction in the staff devoted to that function; and an overall headcount reduction of 358, representing a reduction, primarily through attrition, of more than 15% of our total workforce (1,972 associates as of the end of 2015).

Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions and internal investments, capital structure optimization and return of capital.

Our Products

Residential Video Services

For 2015, residential video services represented approximately 41.2% of our total revenues. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. Our basic video service generally consists of local networks, local community programming, such as governmental and public access, and certain other channels, such as weather, shopping and religious channels. Our digital video service includes national and regional cable networks, premium channels, music channels and an interactive, electronic programming guide with parental controls. Premium channels include networks such as HBO, Showtime, Starz and Cinemax that generally offer, without commercial interruption, movies, original programming, live sporting events and concerts and other features. Our digital video customers may also subscribe to our advanced services. Our advanced video services include TiVo DVRs, which digitally record programming and pause and rewind live programming, and high-definition set-top boxes, which provide high-resolution picture quality, improved audio quality and a wide-screen format and allow our customers to access Internet content on their televisions.

Our TV Everywhere product enables our video customers to stream content on their computers, allowing them to watch our programming away from a television. Customers also have the ability to browse our program guide, search for programming and schedule DVR recordings from inside and outside the home online and through our mobile TV app. Our online offerings include many of our largest and most popular networks, including HBO and Cinemax.

Residential Data Services

For 2015, residential data services represented approximately 36.5% of our total revenues. We offer multiple tiers of data services with download speeds up to 200 Mbps to our residential customers. In the first quarter of 2016, we will begin to systematically roll out our 1 Gigabit data service (GigaONETM) to residential customers in our markets, and we expect that this level of service will be available to the majority of our residential customers by the end of 2016. Our data services also include our Internet portal, http://home.cableone.net, which provides multiple e-mail addresses. To meet the increasing bandwidth needs of our customers who use multiple Internet-connected devices in the home, our customers may lease wireless routers to maximize their wireless Internet speeds.

Residential Voice Services

For 2015, residential voice services represented approximately 6.2% of our total revenues. Our residential voice service transmits digital voice signals over our network and is an interconnected VoIP service. Our voice services include unlimited local and long-distance calling, voicemail, call waiting, three-way calling, caller ID, anonymous call rejection and other features. Our voice services also provide international calling by the minute.

Business Services

We consider the data, voice and video services products we sell to our business customers as a separate product from our residential versions of these services. For 2015, business services represented approximately 11.0% of our total revenues. We offer multiple tiers of data, voice and video services for a variety of small-sized to enterprise-level businesses. Business video packages range from a basic video service tier to a comprehensive video selection including variety, news and sports programming in high-definition. We offer our business customers data services with download speeds ranging from 25 Mbps to 200 Mbps, with varying upload speed options and the ability to have a single Internet Protocol (“IP”) address, which increase their ability to provide uninterrupted services to their own customers. Business voice services packages range from one line to multi-line options including availability of all the most popular calling features like caller ID, call waiting, call forwarding and much more. We also lease fiber-optic cable capacity on a wholesale basis to our business customers.

We offer dedicated bandwidth via fiber optic technology to medium-sized and enterprise-level businesses, in addition to wholesale services to other carriers. Our fiber optic-based products include Dedicated Internet Access and Ethernet Private Line with speeds ranging from 10 Mbps to 10 Gbps in scalable increments. We also offer Network to Network Interface connections to other carriers at multiple Points of Presence across the United States.

Advertising

For 2015, advertising sales represented approximately 3.8% of our total revenues. Our agreements with each of our programmers provide that we may sell a specified amount of time on our programmers’ channels, during both local and national programming spots, to our advertising customers. We also produce television commercials for these customers. We also sell advertising space on select cable network websites.

Competition

We operate in highly competitive, subscriber-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, over-the-air reception providers; direct broadcast satellite (“DBS”) providers; telephone companies that offer data and video services through digital subscriber line (“DSL”) technology or fiber-to-the-node networks; and other cable companies that have been granted a franchise to operate in a geographic market in which we are already operating.

Substantially all of our cable systems are in markets in which CenturyLink or AT&T is the established local telephone company and our primary competitor. The remainder of our cable systems are in markets where we compete with various other companies. CenturyLink, AT&T (through its U-verse brand) and other companies have overbuilt approximately 25% of our homes passed with fiber-to-the-node or other high-speed networks, such that they are able to offer voice, video and data services with video and data services with high access speeds (albeit generally lower when compared to those that we offer). However, less than 3% of the customers in our markets have access to fiber-to-the-home from our competitors, which offer a triple play product offering comprised of high-speed data, video and voice. Fiber-to-the-home facilitates greater access speeds than we are able to offer through our fiber-to-the-node HFC infrastructure at this time, although in the next few years we expect our access speeds to be comparable to those provided by fiber-to-the-home. In addition, on their own or via strategic partnerships or other arrangements with DBS operators that permit telephone companies to package the video services of DBS operators with telephone companies’ own DSL service, voice and mobile services, some telephone companies are competing with our video programming and data and voice services. An example of such an arrangement is the recent merger of AT&T and DirecTV. We also face increasing competition for residential voice services from wireless telephone companies, as some of our customers are replacing our landline voice service completely with wireless voice service.

In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services. Through Google Fiber, Google has launched data and video services in several areas of the country, and has announced plans to increase the number of cities in which it provides these services, although none of the existing or currently announced cities are in regions in which we compete. Google’s infrastructure consists of fiber optic wirelines, which is technologically superior to the DSL technology of certain of our competitors.

In addition, a number of municipalities have announced plans to construct their own data networks with access speeds that match or exceed those of our own through the use of fiber optic technology. While historically municipalities in many of the markets we serve have been subject to state laws that restrain municipalities from providing broadband coverage through government-owned networks, the FCC issued an order preempting these laws in March 2015. An appeal of this order is pending in the U.S. Court of Appeals for the Sixth Circuit. In addition, in some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from a state or local governmental franchising authority (“LFA”), reducing their barriers to entry into our markets. Affirmation of the FCC preemption ruling and the entrance of municipalities as competitors in our markets would add to the competition we face and could lead to additional customer attrition.

Our video business also faces substantial and increasing competition from other forms of in-home entertainment and recreational activities, including video games, mobile apps and Internet and other media companies. Internet and other media companies, including Google, Amazon, Apple, Sling TV and Netflix, increasingly offer video programming via OTT streaming on the Internet. Because of the significant size and financial resources of such companies, we anticipate that they will continue to invest resources in increasing the availability of video content on the Internet.

Employees

As of December 31, 2015, we had approximately 1,972 full-time employees, and none were represented by a union.

Available Information and Website

Our Internet address is www.cableone.net. We make available free of charge through our website, http://ir.cableone.net, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (the “SEC”). Printed copies of these documents will be furnished without charge (except exhibits) to any stockholder upon written request addressed to our Secretary at 210 E. Earll Drive, Phoenix, Arizona 85012. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated by reference into this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.

Executive Officers

The following table presents certain information, as of March 2, 2016, concerning our executive officers, including a five-year employment history.

Name	Age	Position
Mr. Thomas O. Might	64	Chairman of the Board, Chief Executive Officer and Director
Ms. Julia M. Laulis	53	President and Chief Operating Officer
Mr. Michael E. Bowker	47	Senior Vice President, Chief Sales and Marketing Officer
Mr. Kevin P. Coyle	64	Senior Vice President and Chief Financial Officer
Mr. Stephen A. Fox	50	Senior Vice President, Chief Network Officer
Mr. Charles B. McDonald	40	Senior Vice President, Operations
Mr. Alan H. Silverman	62	Senior Vice President, General Counsel, Director of Administration and Secretary

Mr. Thomas O. Might

Mr. Might has been Chairman of the Board of Cable One since 2015, Chief Executive Officer of Cable One since 1994, a member of the board of directors (the “Board”) of Cable One since 1995 and served as President of Cable One from 1994 to 2014.

Mr. Might joined The Washington Post Company in 1978 as assistant to publisher Donald E. Graham after serving a summer internship at the newspaper in 1977. He was promoted to Vice President-Production in 1982 and served in that position until 1987, when he became Vice President-Production and Marketing. In 1991, Mr. Might was named Vice President-Advertising Sales.

In 1993, Mr. Might was promoted to President and Chief Operating Officer of Cable One (formerly named Post-Newsweek Cable). He became President and Chief Executive Officer of Cable One in 1994 and was elected to the Board in 1995.

Mr. Might serves on the boards of the American Cable Association and C-SPAN. Mr. Might was a Combat Engineer Officer in the U.S. Army from 1972 to 1976.

Ms. Julia M. Laulis

Ms. Laulis has been President and Chief Operating Officer of Cable One since January 2015.

Ms. Laulis joined Cable One in 1999 as Director of Marketing-NW Division. In 2001, she was named Vice President of Operations for the SW Division of Cable One. In 2004, she accepted the additional responsibility for starting up Cable One’s Phoenix Customer Care Center. In 2008, she was named Chief Operations Officer of Cable One. In 2012, she was named Chief Operating Officer of Cable One. In January 2015, she was promoted to President and Chief Operating Officer of Cable One.

Prior to joining Cable One, Ms. Laulis served in various senior marketing positions with Jones Communications. Ms. Laulis began her 30-year career in the cable industry with Hauser Communications.

Mr. Michael E. Bowker

Mr. Bowker has been Senior Vice President, Chief Sales and Marketing Officer of Cable One since 2014.

Mr. Bowker joined Cable One in 1999 as Advertising Regional Sales Manager. Mr. Bowker was named Vice President of Sales in 2012, and was promoted to Senior Vice President, Chief Sales and Marketing Officer in 2014.

Prior to joining Cable One, Mr. Bowker was with AT&T Media Services and TCI Cable, where he served in various sales management positions.

Mr. Kevin P. Coyle

Mr. Coyle has been Senior Vice President and Chief Financial Officer of Cable One since March 2015.

Mr. Coyle has more than 30 years of financial and operations experience. Prior to joining Cable One, he served with Elauwit Networks, a private provider of telecom services to MDUs as Chief Financial Officer from September 2014 to March 2015 and as Senior Vice President – Business Development from May 2014 to September 2014. From 2012 to 2015, Mr. Coyle served as a director and as the chairman of the audit committee of WPCS International Incorporated, a publicly traded provider of fixed wireless technology services for corporations. Previously, Mr. Coyle performed strategic planning for Charter Communications and Comcast Communications in their MDU and business sales area as Senior Vice President – Business Development of Comcast from January 2011 to June 2011 and as a Principal with KPC Consulting, an independent, private consulting firm, from 2009 to January 2011 and from June 2011 to 2014. Before that, Mr. Coyle served as Treasurer and Chief Financial Officer at Jones Intercable, a publicly traded cable television company with 1.4 million subscribers that was acquired by Comcast in 1999. Mr. Coyle has been the Chief Executive Officer of two start-up companies and the Chief Financial Officer of two others in telecommunications and high-tech fields.

Mr. Stephen A. Fox

Mr. Fox has been Senior Vice President, Chief Network Officer of Cable One since July 2015.

Mr. Fox started his career in 1988 as a programmer/operator for Cable One (formerly named Post-Newsweek Cable). Mr. Fox’s current areas of responsibility include long range planning and the strategic evolution of technology roadmaps related to products, internal and external networks and capital allocation. Prior to his current position, Mr. Fox was named Senior Vice President, Chief Technology Officer in 2008.

Mr. Charles B. McDonald

Mr. McDonald has been Senior Vice President, Operations of Cable One since January 2016.

Mr. McDonald joined Cable One in 2008 as an Industrial Engineer. Mr. McDonald was named Vice President, Customer Service Operations in 2014, and was promoted to Senior Vice President, Operations in January 2016.

Prior to joining Cable One, Mr. McDonald worked as a Senior Process Engineer for Three-Five Systems and Brillian Corp.

Mr. Alan H. Silverman

Mr. Silverman has been Senior Vice President, General Counsel, Director of Administration and Secretary of Cable One since January 2015.

From 1986 to December 2014, Mr. Silverman was Vice President, General Counsel, Director of Administration and Secretary of Cable One. Prior to joining Cable One, he was Assistant Counsel at Newsweek, Inc. (then a subsidiary of The Washington Post Company), and he also practiced law at Hughes Hubbard & Reed in New York.

Regulation and Legislation

General

Our data, video and voice operations are subject to various requirements imposed by the U.S. local, state and Federal governmental authorities. The regulation of certain cable rates pursuant to procedures established by Congress has negatively affected our revenue. Certain other legislative and regulatory matters discussed in this section also have the potential to adversely affect our data, video and voice businesses. The following discussion does not purport to be a complete summary of all of the provisions of U.S. Federal and state law that may affect our operations. Proposals for additional or revised regulations and requirements are pending before Congress, state legislatures, and state and federal regulatory agencies. We generally cannot predict whether new legislation, court action, new regulations, or a change in the extent of application or enforcement of current laws and regulations would have an adverse impact on our operations.

Cable

Title VI of the U.S. Federal Communications Act of 1934, as amended (the “Communications Act”), establishes the principal federal regulatory framework for our operation of cable systems and for the provision of our video services. The Communications Act allocates primary responsibility for enforcing the federal policies among the FCC and state and local governmental authorities.

Franchising. We are required to obtain franchises from state or local governmental authorities to operate our cable systems. Those franchises typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority. The FCC has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally-imposed franchise obligations. This development, which is especially beneficial to new entrants, is expected to continue to accelerate the competition we are experiencing in the video service marketplace.

Rate Regulation. FCC regulations prohibit LFAs or the FCC from regulating the rates that cable systems charge for certain levels of video cable service, equipment and service calls when those cable systems are subject to “effective competition.” In 2015, the FCC revised its rate regulations to create a presumption that all cable systems are subject to the effective-competition exemption unless proven otherwise. That decision has been appealed to a U.S. Federal court, and we cannot predict the outcome.

“Must-Carry” and Retransmission Consent and Content Rules. U.S. Federal law provides that a television broadcast station may, subject to certain limitations, insist on carriage of its signal on cable systems located within the station’s prescribed area. As a result, certain of our cable systems must carry broadcast stations that we might not otherwise have elected to carry.

In other cases, we have been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station, or to provide cash compensation. This development results in increased operating costs for cable systems, which ultimately increases the rates cable systems charge subscribers. In March and November 2014, the FCC and Congress imposed new requirements in this area including restrictions on broadcasters’ ability to jointly negotiate with cable providers for carriage of their stations, and the FCC is seeking comment on possible changes to regulations in this area, including possibly eliminating rules preventing cable and satellite providers from carrying duplicating network or syndicated programming under certain circumstances, which could affect our business. In September 2014, the FCC repealed its sports blackout rules, which prohibited cable and satellite operators from retransmitting any sports event that was blacked out on a local broadcast station.

Pole Attachments. U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for telecommunications services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments, and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband Internet access service. It is likely the FCC’s revisions to the pole attachment rate formula will be challenged in court by the utility companies. We cannot predict the extent to which these and other rule changes will affect our ability over time to secure timely access to poles at reasonable rates. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

U.S. Federal Copyright Issues. The U.S. Federal Copyright Act of 1976, as amended (the “Copyright Act”), gives cable systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license.

The U.S. Federal Copyright Office is considering requests for clarification and revisions of certain cable compulsory copyright license reporting requirements, and from time to time, other revisions to the cable compulsory copyright rules are considered. We cannot predict the outcome of any such inquiries. However, it is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on our business by, for example, increasing copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

Telephone Company Competition. U.S. Federal law permits telephone companies to offer video programming services. Over the past decade, telephone companies have pursued multiple strategies to enter the market for the delivery of multichannel video programming services, such as merging with DBS operators, in the case of AT&T and DirecTV, or obtaining local franchise agreements. Increased competition from telephone companies that provide competing services could have a material effect on our business.

Over-the-Top (OTT) Video Programming. The continued proliferation of broadband services in the United States has enabled cable programmers and broadcast television stations and networks to “stream” their video content to consumers over the Internet. Although we have benefited generally from the growth in broadband due to our role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the Internet may result in less demand for our video cable service offering. Some providers of cable service are marketing their own version of OTT video programming, thus enabling their subscribers to access cable programming outside of their home or business. For example, Verizon Wireless offers the ability to stream NFL games on its smartphones over the Internet. In addition, online video distributors and other OTT video distributors have begun to stream broadcast programming over the Internet. In some cases, distributors streamed broadcast programming without the consent of broadcasters and copyright owners. Broadcasters challenged this practice, and in June 2014, the U.S. Supreme Court determined that such streaming requires the consent of the applicable copyright owner. However, there is a potential for other streaming services to attempt to enter the market, and in December 2014, the FCC opened a proceeding concerning how OTT providers should be classified for purposes of the FCC’s rules. We cannot predict the outcome of these proceedings, nor related litigation, nor how widespread these practices may become or the extent to which the integrated functionality and ease of use of the cable platform will continue to appeal to the majority of our subscribers.

Wireless Services.  The FCC is in the process of preparing to auction additional spectrum, including spectrum currently in the television broadcast band, for use by wireless broadband providers. The FCC rules will provide for both the auction of spectrum and a “repacking,” whereby the FCC will require certain broadcast stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The availability of more spectrum to enable wireless video services over time will create additional competitive alternatives to cable services. The auction is scheduled to begin in March 2016, but we cannot predict when the auction will conclude or the effect it may have on us.

Set-Top Boxes. Congress, the FCC and other government agencies have for some time been developing and implementing regulations that affect the types of set-top boxes that cable operators can lease or deploy to their subscribers. Prior to 2015, FCC rules banned the integration of security and non-security function in set-top boxes and required multichannel video programming distributors (“MVPDs”) to allow third-party vendors to provide set-top boxes with basic converter functions. In 2015, Congress repealed the integration ban and mandated that the FCC establish a working group to a successor technology-and platform-neutral security solution. In February 2016, the FCC opened a rulemaking to consider proposals that would allow any retail video device to work on any cable operator’s system. We cannot predict what effect these changes may have on our operations or if they will increase our costs and impair our ability to deliver programming to our customers.

Disability Access. In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (the “CVAA”). The CVAA directs the FCC to impose additional accessibility requirements on cable operators. For example, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter, during prime time or on children’s programming, on each channel on which they carry one of the top five national non-broadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or non-broadcast network that they carry. Compliance imposes certain costs on us. The CVAA also directs the FCC to adopt rules to help ensure that persons with disabilities have access to video programming and related information. In October 2013, the FCC adopted a requirement that equipment used by consumers to access video programming and other services offered by cable operators make on-screen text menus and guides for the display or selection of video programming audibly accessible to individuals who are blind or visually impaired. The compliance deadline for these new rules is December 2016 (subject to certain exceptions). In October 2013, the FCC also initiated a proceeding to consider additional rules. In February 2014, the FCC issued an order adopting closed captioning quality standards for video programming distributors (“VPDs”) and a notice of proposed rulemaking seeking comment on whether it should extend some of the responsibilities for compliance with the closed captioning compliance standards to entities involved with the delivery of video programming, not simply VPDs. The FCC also sought comment on the handling of complaints regarding closed captioning quality. We cannot predict the outcome of this proceeding or the extent to which any such requirements may impose new costs on us.

Other Requirements. The FCC regulates various other aspects of cable operations, including certain terms for commercial leased access, signal leakage, distant broadcast station signals and technical standards. We cannot predict whether, when or to what extent changes to these and other regulations may affect our operations or costs.

Broadband Internet Access Service

Broadband Internet access service, which we currently offer on virtually all of our cable systems, is subject to some regulation at the Federal level, and is not subject to state or local government regulation at this time.

Regulatory Reclassification and Network Neutrality Regulation. On February 26, 2015, the FCC elected, by a 3-2 vote, to reclassify broadband Internet access service as a “telecommunications service” and to subject the service to network neutrality and certain common carrier regulations under Title II of the Communications Act. The new regulations: (1) prohibit broadband Internet access service providers from blocking access to lawful content, applications, services or non-harmful devices; (2) prohibit broadband Internet access service providers from impairing or degrading lawful Internet traffic on the basis of content, applications or services; (3) prohibit broadband Internet access service providers from favoring lawful traffic from one provider of Internet content over lawful traffic of another content provider in exchange for consideration; (4) establish a new “general conduct standard” that prohibits broadband Internet access service providers from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access and use the lawful Internet content, applications, services or devices of their choosing; and (5) require broadband Internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. These new net neutrality obligations could cause us to incur certain compliance costs, and the FCC’s enforcement or interpretation of these new obligations could adversely affect our business. The FCC’s regulations have been challenged in a U.S. Federal court, and we cannot predict the outcome of that review. States also may attempt to use the FCC’s reclassification of broadband Internet access service in an attempt to justify imposing new regulations or taxes and/or fees on broadband Internet access service providers that could adversely affect our business.

Privacy. Broadband Internet access service is subject to many of the same U.S. Federal and state privacy laws that apply to other electronic communications. These include the U.S. Federal Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data becomes more prevalent in the communications industry, our compliance obligations may grow. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

Digital Millennium Copyright Act. Owners of copyrights and trademarks actively seek to prevent use of the Internet to violate their rights. For example, copyright and trademark owners assert claims that a customer used an Internet service or resources accessed via the Internet to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the broadband Internet access service provider, as well as or instead of the customer. The law relating to the potential liability of broadband Internet access service providers in these circumstances is unsettled. In 1998, Congress adopted the Digital Millennium Copyright Act, which grants broadband Internet access service providers protection against certain claims of copyright infringement resulting from the actions of customers if the Internet provider complies with certain requirements. So far, Congress has not adopted similar immunity for broadband Internet access service providers for trademark infringement claims.

Voice

Voice Over Internet Protocol (VoIP). Cable companies, including Cable One and others, offer VoIP service, which permits users to make voice calls over broadband communications networks, including the Internet, to recipients on the public switched telephone network and other broadband communications networks. U.S. Federal law preempts state and local regulatory barriers to the offering of voice service by cable companies and others, and the FCC and U.S. Federal courts generally have preempted state laws that seek to regulate or classify VoIP.

The FCC has held that VoIP services are IP-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s U.S. Federal jurisdiction and not to state regulation. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by cable companies and others are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for cable companies that provide interconnected VoIP services, including us. Although the FCC has yet to ascribe a regulatory definition to VoIP services, the FCC nevertheless has imposed a number of obligations on interconnected VoIP service providers, some of which are discussed more fully below.

Emergency 911 Services. The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and receive calls from persons who use the public switched telephone network must provide its customers with the same enhanced 911 (“E911”) features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. In January 2015, the FCC established indoor location requirements when E911 calls are made by interconnected VoIP subscribers.

CALEA. FCC regulations require providers of interconnected VoIP service to comply with the requirements of the Communications Assistance for Law Enforcement Act, which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.

Universal Service. The FCC has determined that interconnected VoIP service providers must contribute to the U.S. Federal Universal Service Fund (the “USF”). The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. We are permitted to recover these contributions from our customers. In October 2011, the FCC adopted an order and new rules intended to transition the USF so that it supports the build out of broadband, rather than telecommunications facilities. The order principally addressed the manner in which universal service funds will be distributed to network operators for broadband build out. In April 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. We cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including us and our competitors. The FCC’s 2011 universal service reform order was subject to both reconsideration requests and appeals, and in May 2014, the U.S. Court of Appeals for the Tenth Circuit upheld the order in its entirety. A number of parties filed petitions with the U.S. Supreme Court seeking review of that decision, but the Supreme Court declined to review the case. In November 2010, the FCC determined that states may impose state USF fees on interconnected VoIP service providers subject to certain limitations and requirements. State USF contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and we are typically permitted to recover these contributions from our customers. We cannot predict whether or how the imposition of such state-based universal service fees will affect our operations and business.

Intercarrier Compensation. The order and new rules adopted by the FCC in October 2011 in connection with universal service reform also addressed intercarrier compensation and specified that “VoIP-PSTN traffic,” that is, traffic exchanged over public switched telephone network facilities that originates and/or terminates in IP format, which includes interconnected VoIP traffic, is subject to intercarrier compensation obligations either on the basis of specified default charges or through negotiated rates. The FCC’s order was subject to both reconsideration requests and appeals, and the U.S. Court of Appeals for the Tenth Circuit upheld the order in its entirety. A number of parties filed petitions with the U.S. Supreme Court seeking review of that decision, but the Supreme Court declined to review the case. Future FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic could have a profound and material effect on the profitability of providing voice and data services.

Customer Proprietary Network Information. In 2007, the FCC adopted rules expanding the protection of Customer Proprietary Network Information (“CPNI”) and extending CPNI protection requirements to providers of interconnected VoIP service. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally have increased the cost of providing interconnected VoIP service, as providers now must implement various safeguards to protect CPNI from unauthorized disclosure.

Access for Persons with Disabilities. FCC regulations require providers of interconnected VoIP services to comply with all disability access requirements that apply to telecommunications carriers, including the provision of telecommunications relay services for persons with speech or hearing impairments. The FCC also has adopted reporting requirements associated with disability access obligations. We and other interconnected VoIP service providers must also contribute to the interstate Telecommunications Relay Service Fund to support such access. These requirements generally have had the effect of increasing the cost of providing VoIP services.

Service Discontinuance and Outage Obligations. In 2009, the FCC adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. In 2012, the FCC adopted mandatory outage reporting requirements for interconnected VoIP service providers, which apply when customers of interconnected VoIP service lose service or connectivity and, as a result, are unable to access 911 service. Along with other FCC actions described in this section, which impose legacy telecom obligations on interconnected VoIP providers, this development will subject our interconnected VoIP services to greater regulation and, therefore, greater burdens and costs.

Regulatory Fees. The FCC requires interconnected VoIP service providers to contribute to shared costs of FCC regulation through an annual regulatory fee assessment. These fees have increased our cost of providing VoIP services. In 2012, the FCC initiated a proceeding to reform the regulatory fee regime in light of marketplace changes. The FCC from time to time revises its regulatory fees and sometimes creates new fees. We cannot predict when or the extent to which the FCC will adopt new rules or regulatory fees affecting VoIP service providers, which could affect our cost of doing business.

Local Number Portability. Providers of interconnected VoIP services and their “numbering partners” must ensure that their subscribers have the ability to port their telephone numbers when changing service providers. We, along with other providers of interconnected VoIP service, must contribute funds to cover the shared costs of local number portability and the costs of North American Numbering Plan Administration. In June 2015, the FCC adopted rules requiring additional numbering requirements, such as allowing consumers access to abbreviated dialing codes like 211 and 311 in certain circumstances, to be applied to interconnected VoIP service providers. Although consumers’ ability to port their existing telephone numbers to interconnected VoIP service has created additional opportunities for us to gain voice customers, the local number portability and associated rules overall have had the effect of increasing the cost of providing VoIP service.

Rural Calling Issues. In October 2013, the FCC adopted new rules to combat problems with the completion of long-distance calls to rural areas. The new rules apply detailed record keeping, record retention and reporting requirements on all voice providers, including VoIP service providers, subject to certain exceptions. The rules also prohibit VoIP service providers (and other voice providers) from using false audible ringing when originating calls. Compliance with these new rules could have the effect of increasing the cost of providing VoIP services.

Reporting Requirements for Special Access Services. The FCC has initiated a proceeding to collect certain data to evaluate its Special Access Services rules. As part of that proceeding, the FCC has imposed a mandatory data collection obligation on all providers and purchasers of Special Access Services as well as some entities, including us, that provide best efforts business broadband data access services, meaning that they may advertise download and upload speeds that may be in excess of those actually provided to consumers, so long as they implement their best efforts to provide the advertised speeds. We cannot predict whether or how compliance with the data collection requirements will affect our operations and business.

State and Local Taxes

The Internet Tax Freedom Act prohibits most states and localities from imposing taxes on Internet access service charges. Legislative and administrative proceedings in some states and localities have imposed or are considering adopting changes to general business taxes, central assessments for property tax and new taxes and fees applicable to our services. Often, DBS and other competitors that deliver their services over the Internet do not face similar state tax and fee burdens. In addition, the FCC’s reclassification of broadband Internet access services as Title II telecommunications services may cause or allow, directly or indirectly, some states and localities to seek to impose additional taxes and fees on our data service.

ITEM 1A.        RISK FACTORS

You should carefully consider all of the information in this Annual Report on Form 10-K and each of the risks described below, which we believe are the principal risks that we face. Some of the risks relate to our business, others to the spin-off. Some risks relate principally to the securities markets and ownership of our common stock.

Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

Risks Relating to Our Business

We face significant competition from other cable companies and telephone companies, as well as other well-capitalized entrants in the video and data services industry, which could reduce our market share and lower our profits.

We operate in highly competitive, subscriber-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, over-the-air reception providers; DBS providers; telephone companies that offer data and video services through DSL or fiber-to-the-node networks; and other cable companies that have been granted a franchise to operate in a geographic market in which we are already operating.

Currently, substantially all of our cable systems are in markets in which CenturyLink or AT&T is the established local telephone company and our primary competitor. The remainder of our cable systems are in markets where we compete with various other companies. Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by LFAs, and these franchises are typically non-exclusive. Accordingly, LFAs can grant additional franchises to our competitors and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. Although as a general matter Internet service providers have upgraded their data networks to enable faster upload and download speeds for their customers in metropolitan markets before upgrading their data networks in our markets, CenturyLink, AT&T (through its U-verse brand) and other companies have overbuilt approximately 25% of our homes passed with fiber-to-the-node or other high-speed networks, such that they are able to offer voice, video and data services with increasing video and data access speeds, albeit generally not comparable in speed to those that we currently offer. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. In our other markets, some of our telephone company competitors have entered into strategic partnerships or other arrangements with DBS operators that permit these telephone companies to package the video services of DBS operators with their own DSL, voice and mobile services. An example of such arrangement is the recent merger of AT&T and DirecTV. We also face increasing competition for residential voice services from wireless telephone companies, as some of our customers are replacing our landline voice service completely with wireless voice service.

In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services. Through Google Fiber, Google has launched data and video services in several areas of the country, and has announced plans to increase the number of cities in which it provides these services. Google’s infrastructure consists of fiber optic wirelines, which is technologically superior to the DSL technology of a number of our competitors. Given its financial resources, Google may further expand into regions in which we compete, as well as prompt our competitors to continue to upgrade their own networks in order to be able to offer increased download and upload speeds necessary to remain competitive. Google’s size and financial resources may enable it to continue to upgrade its infrastructure. If Google expands its offerings into our markets, it may be able to offer our current customers attractive pricing and state-of-the-art technology, increasing competition in our markets.

In addition, a number of municipalities have announced plans to construct their own data networks with access speeds that match or exceed those of our own through the use of fiber optic technology. While historically municipalities in many of the markets we serve have been subject to state laws that restrain municipalities from providing broadband coverage through government-owned networks, the FCC issued an order preempting these laws in March 2015. An appeal of this order is pending in the U.S. Court of Appeals for the Sixth Circuit. The FCC may use this precedent to preempt similar state laws. In addition, in some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from an LFA, reducing their barriers to entry into our markets. Affirmation of the FCC preemption ruling and the entrance of municipalities as competitors in our markets would add to the competition we face and could lead to additional customer attrition.

Our video business also faces substantial and increasing competition from other forms of in-home entertainment and recreational activities, including video games, mobile apps and Internet and other media companies. Internet and other media companies, including Google, Amazon, Apple, Sling TV and Netflix, increasingly offer video programming via OTT streaming on the Internet. Because of the significant size and financial resources of such companies, we anticipate that they will continue to invest resources in increasing the availability of video content on the Internet, which may result in less demand for the video services we provide. In addition, companies that offer OTT content in certain markets also provide data services, such as Google, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services business, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic. Any of these events could have a material negative impact on our operations, business, financial results and financial condition.

Our business is characterized by rapid technological change, and if we do not adapt to technological changes and respond appropriately to changes in consumer demand, our competitive position may be harmed.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, that are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer.

The ability of some of our competitors to introduce new technologies, products and services more quickly than we can may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services that we currently offer to customers separately or at a premium.

In addition, we seek to leverage overall industry experience before rolling out new technology in order to avoid investing in technology that has not been proven successful in other markets. We implement this approach to avoid costly mistakes made by early adopters of new technology that does not provide expected returns, and it exposes us to the risk that one of our competitors will adopt successful new technology before us, and leverage this new technology to attract our customers, increasing the level of customer attrition we experience and adversely affecting our business.

Business services sales increasingly contribute to our results of operations, and we face risks as we attempt to further focus on sales to our business customers.

Growth in revenue from sales to our business customers has exceeded 14% on an annualized basis since we started focusing on business services sales in 2011, and we may encounter challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel focused on our business customers. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of our business customers, we would no longer expect business sales to increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins than we anticipate.

Over the past few years, the sales margins on our residential video services, which accounted for 41.2% of our total revenues in 2015 and 44.4% of our total revenues in 2014, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers may continue to increase as programmers are expected to ask for higher fees. Moreover, programming cost increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers, which may result in attrition of video subscribers. These customer losses and increased costs could result in further decreases in our residential video margins and adversely impact our business.

We may not be able to obtain necessary hardware, software and operational support.

We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone and the set-top boxes and modems that we lease to our customers. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, demand exceeds these vendors’ capacity, they experience operating or financial difficulties, they significantly increase the amount we pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

We may make acquisitions, which could involve inherent risks and uncertainties.

We may make acquisitions, which could involve inherent risks and uncertainties, including:

●	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key employees of the acquired businesses;

●	the potential diversion of senior management’s attention from our operations;

●	the risks associated with integrating financial reporting and internal control systems;

●	the difficulty in expanding information technology systems and other business processes to incorporate the acquired businesses;

●	potential future impairments of goodwill associated with the acquired businesses; and

●	in some cases, the potential for increased regulation.

If an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business or one or more of the other risks and uncertainties identified above occur in connection with our acquisitions, our operations, business, results of operations and financial condition could be materially negatively affected.

Adverse conditions in the U.S. economy could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, electing to use fewer higher margin services or obtaining lower cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve in the United States may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our residential and business customers that are unable to pay for services. Such conditions could also inhibit or prevent our third-party suppliers and licensors from supplying some of the hardware and software necessary to provide some of our services. If any of these events were to occur, it could have a material negative effect on our operations, business, financial condition and results of operations.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters (including extreme weather), terrorist attacks, accidental releases of information or similar events, may disrupt our business.

Network and information systems and other technologies are critical to our operating activities, both to internal uses and in supplying data, video and voice services to customers. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber attacks” on companies have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. From time to time third parties make malicious attempts to access our network. Any successful attempts could result in an unauthorized release of information, degradation to our network and information systems or disruption to our data, video and voice services, all of which could adversely affect our results of operations.

Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or any long-term changes), terrorist attacks and similar events. For example, the damage to our network infrastructure caused by Hurricane Katrina and the Joplin, Missouri tornado each created a significant disruption in our ability to provide services in affected areas. Any of these events could have an adverse impact on us and our customers in the future, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Further, the impacts associated with extreme weather or any long-term changes, such as intensified storm activity, may cause increased business interruptions.

Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of third-party vendors, including customer, personnel and vendor data. We provide certain confidential, proprietary and personal information to third parties in connection with our business, and there is a risk that this information may be compromised. Any such compromise could require us to implement costly remediation measures.

Various U.S. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to our operations, for example, use of consumer data for marketing or advertising. Claims of failure to comply with our privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our reputation and could have an adverse effect on our business.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

We periodically receive claims from third parties alleging that our network and IT infrastructure infringes the intellectual property rights of others. We are generally named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our cable system architecture, electronic program guides, cable modem technology and VoIP services infringe on process patents held by third parties. It is likely that we will continue to be subject to similar claims as they relate to our cable business. Addressing these claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, we could determine the need to change our method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that our business could be enjoined from using the intellectual property at issue, causing us to significantly alter our operations. If any such claims are successful, then the outcome would likely affect our services utilizing the intellectual property at issue and could have a material adverse effect on our operating results.

If we are unable to retain key employees, our ability to manage our business could be adversely affected.

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team. The competitive environment for management talent in the broadband communications industry could adversely impact our ability to retain and hire new key employees for management positions. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Relating to Regulation and Legislation

The profitability of our data services offerings may be impacted by legislative or regulatory efforts to impose so-called “net-neutrality” and other new requirements on cable operators.

The majority of our current free cash flow comes from residential data services, and we expect that a majority of our residential customers will be data-only in the future. We have aligned our resources to emphasize increased sales of data services, as well as sales to business customers. In order to continue to generate free cash flow at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including by charging our data subscribers higher rates based on the overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by the FCC’s “net-neutrality” requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could be materially negatively impacted. While the FCC forbore from requirements that would require cable companies to contribute a portion of their revenues from data services to the USF, the FCC also ruled that it may revisit this determination in the future. Current rules only require that a portion of revenues from VoIP services be contributed to the USF. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.

Given that the scope of the FCC’s network neutrality regulations is not fully defined and given that the rules create procedural mechanisms for parties to complain of violations, it is reasonable to expect litigation to resolve ambiguities, which could lead to yet further regulation. The regulation of broadband activities and any related court decisions could restrict our ability to profit from our existing broadband network and limit the return we can expect to achieve on past and future investments in our broadband networks. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business.

Our video and voice services are subject to additional regulation by U.S. Federal, state and local authorities, which may impose additional costs and restrictions on our businesses.

Our video services business operates in a highly regulated environment. Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by LFAs controlling the public rights-of-way, which typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.

We have the ability, pursuant to the Copyright Act, under certain terms and conditions, to retransmit the signals of television stations pursuant to a compulsory copyright license. From time to time, revisions to the cable compulsory copyright rules are considered. It is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on our business by, for example, increasing copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

In addition, Congress, the FCC and other government agencies have implemented regulations that affect the types of set-top boxes that we can lease or deploy to our subscribers, and we expect these regulations to change in the future. Most recently, in January 2013, the U.S. Department of Energy tentatively designated set-top boxes and network equipment as covered consumer products and proposed to adopt a new test procedure for set-top boxes as part of its Energy Conservation Program for Consumer Products and Certain Commercial and Industry Equipment. In December 2013, the Department of Energy withdrew its proposed rules to designate set-top boxes and network equipment as a covered product and to establish a test procedure for set-top boxes, but stated that it would consider reinitiating the rulemaking. Imposing energy conservation regulations on the hardware products we provide to our customers could impede innovation and require mandatory upgrades in our set-top boxes and be costly to us. In February 2016, the FCC announced a notice of proposed rulemaking that would allow any manufacturer to create cable boxes that can access pay-TV services so that consumers are not required to lease set-top boxes from cable and satellite providers. We cannot predict when, whether or to what extent any of these proposals will be resolved or how they will affect our operations.

Our voice services business is also subject to a growing degree of regulation. Complying with these regulations may increase the costs we incur and decrease the revenues we derive from our voice business. While the compliance costs associated with the current regulatory structure applicable to our voice services business are manageable, changes in this regulatory structure are unpredictable and have the potential to further negatively impact our voice services business by increasing compliance costs and/or taxes.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more markets could adversely affect our business.

Many of the LFAs from whom we have obtained franchises, permits and similar authorizations required to operate our video services business have established comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, our franchises are terminable if we fail to comply with significant provisions set forth in the applicable franchise agreement governing our video operations. Franchises are generally granted for fixed terms and must be periodically renewed. LFAs may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. LFAs often demand concessions or other commitments as a condition to renewal. The traditional cable franchising regime has recently undergone significant change as a result of various federal and state actions. Some state franchising laws do not allow us to immediately opt into favorable statewide franchising. In many cases, state franchising laws will result in fewer franchise imposed requirements for our competitors who are new entrants than for us, until we are able to opt into the applicable state franchise. We cannot assure that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisers have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more markets could materially negatively affect our business in the affected geographic area.

In addition, certain of our franchise agreements require that the applicable LFA approve a transfer of control of our Company. Although FCC rules provide that a transfer application shall be deemed granted if it is not acted upon within a 120 days after submission, as a practical matter, cable operators often waive the deadline if the LFA has not completed its review to facilitate discussions and thereby avoid an LFA denying the transfer of control. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these franchise agreements in the future and could materially negatively affect our business.

We may encounter increased pole attachment costs.

Under U.S. Federal law, we have the right to attach cables carrying video and other services to telephone and similar poles and underground conduits owned by utility companies. In addition, U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits in order to transmit video services to customers. However, because these cables may carry services other than video services, such as voice services, some utility pole owners have sought to impose on cable companies a telecommunications rate for utilizing pole space for voice services, which is higher than the statutory rate charged to cable operators for video services. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for voice services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments, and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband Internet access service. It is likely the FCC’s revisions to the rate formula will be challenged in court by the utility companies. Moreover, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear. We cannot predict the extent to which regulatory changes may affect our ability over time to secure timely access to poles at reasonable rates for our voice and video services. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs and materially negatively impact our operations, business, financial condition and results of operations.

LFAs have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, LFAs in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating our business. LFAs may impose new and more restrictive requirements. LFAs who are certified to regulate rates in the communities where they operate generally have the power to reduce rates and order refunds on the rates charged for basic video service and equipment.

Changes in broadcast carriage regulations could impose significant additional costs.

Although we would likely choose to carry all primary video feeds of local broadcast stations in the markets in which we operate voluntarily, so-called “must carry” rules could, in the future, require us to carry some local broadcast television signals on some of our cable systems that we might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, such as to require carriage of multicast streams, we would be forced to carry video programming that we would not otherwise carry and potentially drop other, more popular programming in order to free capacity for the required programming, which could make us less competitive. Moreover, if the FCC adopts rules that are not competitively neutral, cable operators could be placed at a disadvantage versus other video providers. Any of these events could adversely affect our business.

Risks Related to Our Spin-Off from GHC

The spin-off could result in significant tax liability to GHC and its stockholders.

Completion of the spin-off required GHC’s receipt of a written opinion of Cravath, Swaine & Moore LLP to the effect that the Distribution should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”).

The opinion of counsel did not address any U.S. state or local or foreign tax consequences of the spin-off. The opinion assumed that the spin-off was completed according to the terms of the Separation and Distribution Agreement and the Tax Matters Agreement with GHC and relied on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, the Information Statement included in our registration statement on Form 10 and a number of other documents. In addition, the opinion was based on certain representations as to factual matters from GHC, us and Donald E. Graham. The opinion cannot be relied on if any of the assumptions, representations or covenants are incorrect, incomplete or inaccurate or are violated in any material respect.

The opinion of counsel is not binding on the Internal Revenue Service (the “IRS”) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. GHC has not requested, and does not intend to request, a ruling from the IRS regarding the U.S. Federal income tax consequences of the spin-off.

If the Distribution were determined not to qualify for non-recognition of gain and loss, “U.S. Holders” (defined as a beneficial owner of GHC common stock that is a United States person for purposes of the Code) could be subject to tax. In this case, each U.S. Holder who received our common stock in the Distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of our common stock received, which would generally result in (1) a taxable dividend to the U.S. Holder to the extent of that U.S. Holder’s pro rata share of GHC’s current and accumulated earnings and profits; (2) a reduction in the U.S. Holder’s basis (but not below zero) in GHC common stock to the extent the amount received exceeds the stockholder’s share of GHC’s earnings and profits; and (3) a taxable gain from the exchange of GHC common stock to the extent the amount received exceeds the sum of the U.S. Holder’s share of GHC’s earnings and profits and the U.S. Holder’s basis in its GHC common stock.

We could have an indemnification obligation to GHC if the Distribution were determined not to qualify for non-recognition treatment, which could materially adversely affect our financial condition.

If, due to any of our representations being untrue or our covenants being breached, it were determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Code, we could be required to indemnify GHC for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to GHC, but not to stockholders, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to GHC due to such a 50% or greater change in ownership of our stock, GHC would recognize gain equal to the excess of the fair market value of our common stock distributed to GHC stockholders over GHC’s tax basis in our common stock and we generally would be required to indemnify GHC for the tax on such gain and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

We agreed to numerous restrictions to preserve the non-recognition treatment of the Distribution, which may reduce our strategic and operating flexibility.

We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business and might discourage or delay a strategic transaction that our stockholders may consider favorable.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.

We believe that, as an independent, publicly traded company, we will be able to, among other things, design and implement corporate strategies and policies that are targeted to our business, better focus our financial and operational resources on our specific business, create effective incentives for our management and employees that are more closely tied to our business performance and implement and maintain a capital structure designed to meet our specific needs. Having separated from GHC and now operating as an independent, publicly traded company we are more susceptible to market fluctuations and other adverse events. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially negatively affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company and we may experience increased costs after the spin-off.

We have historically operated as part of GHC’s corporate organization, and GHC has provided us with various corporate functions. Following the spin-off, GHC has no obligation to provide us with assistance other than the transition services set forth in the Transition Services Agreement with GHC. These services do not include every service that we have received from GHC in the past, and GHC is only obligated to provide these services for limited periods following completion of the spin-off. Accordingly, following the spin-off, we now need to provide internally or obtain from unaffiliated third parties the services we previously received from GHC. These services include finance, human resources, legal, information technology, general insurance, risk management and other corporate functions, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we received from GHC. Because our business has historically operated as part of the wider GHC organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our business, financial condition and results of operations may be materially negatively affected.

We have limited operating history as an independent, publicly traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods prior to the spin-off, or those that we will achieve in the future. This is primarily because of the following factors:

●

Prior to the spin-off, we operated as part of GHC’s broader corporate organization and GHC performed various corporate functions for us, including finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. Our historical financial information reflects allocations of corporate expenses from GHC for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent, publicly traded company.

●	We entered into transactions with GHC that did not exist prior to the spin-off, such as GHC’s provision of transition services, which caused and may continue to cause us to incur new costs.

●

Our historical financial information does not reflect all changes that we expect to experience in the future as a result of our separation from GHC, including changes in our cost structure, personnel needs, tax structure, financing and business operations. As part of GHC, we enjoyed certain benefits from GHC’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we have lost those benefits after the spin-off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of GHC prior to the spin-off.

Following the spin-off, we are responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting. For example, beginning with our Annual Report on Form 10-K for the year ending December 31, 2016, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows. While we were profitable as part of GHC, we cannot assure you that our profits will continue at a similar level now that we are an independent, publicly traded company.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with GHC.

We have entered into agreements with GHC related to our separation from GHC, including the Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement and Employee Matters Agreement, while we were still part of GHC. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between GHC and us. We may have received better terms from third parties.

Risks Relating to Our Indebtedness

We incurred indebtedness in connection with the spin-off, and the degree to which we are now leveraged may have a material adverse effect on our business, financial condition or results of operations and cash flows.

In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of $550 million, of which $450 million was distributed to GHC prior to the consummation of the spin-off. We historically relied upon GHC for working capital and other cash requirements, including in connection with our previous acquisitions. We are no longer able to rely on the earnings, assets or cash flow of GHC, and GHC will not provide funds to finance our working capital or other cash requirements. We are responsible for servicing our own debt, and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Our access to and cost of debt financing may be different from our historical access to and cost of debt financing under GHC. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us now that we are an independent, publicly traded company.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the spin-off, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The terms of our indebtedness restricts our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our ability to take some or all of the following actions:

●	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

●	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

●	make investments or acquisitions;

●	sell, transfer or otherwise dispose of certain assets;

●	create liens;

●	enter into sale/leaseback transactions;

●	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

●	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

●	enter into transactions with affiliates;

●	prepay, repurchase or redeem certain kinds of indebtedness;

●	issue or sell stock of our subsidiaries; and/or

●	significantly change the nature of our business.

As a result of all of these restrictions, we may be:

●	limited in how we conduct our business and pursue our strategy;

●	unable to raise additional debt financing to operate during general economic or business downturns; or

●	unable to compete effectively or to take advantage of new business opportunities.

 A breach of any of these covenants, if applicable, could result in an event of default under the terms of our indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other of our debt to which a cross-default or cross-acceleration provision applies. Furthermore, the lenders of this indebtedness may require that we pledge our assets as collateral as security for our repayment obligations. If we were unable to repay any amount of this indebtedness when due and payable, the lenders could proceed against the collateral that secures this indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness and our financial condition will be materially negatively affected.

We have variable rate indebtedness that subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

As of the end of 2015, we had $98.8 million of outstanding term loans and an additional $200 million of undrawn revolving credit facilities with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we enter into may not fully mitigate our interest rate risk. As a result, our financial condition could be materially negatively affected.

Our ability to incur future indebtedness, whether for general corporate purposes or for acquisitions and strategic investments, may not be available on favorable terms, or at all.

We may need to seek additional financing for our general corporate purposes or for acquisitions and strategic investments in the future. We may be unable to obtain additional indebtedness on terms favorable to us, or at all, including because of the terms of our current indebtedness. If adequate funds are not available on acceptable terms, we may be unable to fund our future activities, which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders could experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

Risks Relating to Our Common Stock and the Securities Market

We have a limited stock trading history as an independent, publicly traded company, and our stock price may fluctuate significantly.

Our common stock is listed on the New York Stock Exchange and began trading on July 1, 2015. Our stock has a limited trading history. We have in the past experienced, and may in the future experience, limited daily trading volume. The trading price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results due to factors related to our business;

●	success or failure of our business strategies;

●	our quarterly or annual earnings, or those of other companies in our industry;

●	our ability to obtain financing as needed;

●	announcements by us or our competitors of significant acquisitions or dispositions;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or maintain coverage of, our common stock;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of our Company and the cable industry;

●	overall market fluctuations;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting our business;

●	changes in capital gains taxes and taxes on dividends affecting stockholders; and

●	general economic conditions and other external factors.

Low trading volume for our stock, which may occur if an active trading market is not sustained, among other reasons, would amplify the effect of the above factors on our stock price volatility.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness limits our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of our Board. Our Board’s decisions regarding the amount and payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that we will continue to pay any dividend in the future.

Your percentage ownership in our Company may be diluted in the future.

Your percentage ownership in our Company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and Delaware law may discourage takeovers and the concentration of ownership of our common stock will affect the voting results of matters submitted for stockholder approval.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board or certain stockholders holding a significant percentage of the voting power of our outstanding voting stock. These include provisions that:

●	divide our Board into three classes of directors, standing for election on a staggered basis, such that only approximately one-third of the directors constituting our Board may change each year;

●	do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders;

●	provide that only our Chief Executive Officer and a majority of our directors, and not our stockholders, may call a special meeting of our stockholders;

●	require the approval of our Board or the affirmative vote of stockholders holding at least 66 2⁄3% of the voting power of our capital stock to amend our Amended and Restated By-laws; and

●	limit our ability to enter into business combination transactions with certain stockholders.

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of our Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our headquarters, which we purchased in 2012, and other corporate offices are located in Phoenix, Arizona. Our call-center operations are housed at our headquarters. The majority of the offices and headend facilities of our individual cable systems are located in buildings owned by us. Most of the tower sites used by us are leased.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, we periodically receive claims from third parties alleging that our network and IT infrastructure infringes the intellectual property rights of others. We are generally named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our cable system architecture, electronic program guides, cable modem technology and VoIP services infringe on process patents held by third parties. In addition, we have been subject to various civil lawsuits in the ordinary course of business, including contact disputes, actions alleging negligence, invasion of privacy, violations of applicable wage and hour laws and statutory and common law claims involving various other matters. We do not view any of these proceedings as material to our business, and are currently not subject to any other material legal proceedings.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange under the ticker symbol “CABO” on July 1, 2015 after completion of the spin-off. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock for the quarterly periods indicated as reported by the New York Stock Exchange.

		2015
Quarter	High		Low
Third quarter	$450.48		$365.00
Fourth quarter	$492.81		$413.64

Holders

As of February 29, 2016, there were approximately 512 holders of record of our common stock and 5,778,193 shares of our common stock outstanding.

Dividends

On November 3, 2015, the Board approved a quarterly dividend of $1.50 per share of common stock, payable to holders of record as of November 17, 2015. The total amount of dividends paid on December 4, 2015 was $8.8 million. We expect to continue to pay quarterly dividends, although the timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock between July 1, 2015 (the date our stock began trading on the New York Stock Exchange) and December 31, 2015 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index comprised of data, video and voice services companies. The graph tracks the performance of a hypothetical $100 investment on July 1, 2015 in our common stock, the Standard & Poor’s 500 Stock Index, and the custom peer group index. For purposes of this graph, it has been assumed that dividends, if any, were reinvested. The custom peer group of data, video and voice services companies includes Cablevision Systems Corp.; Charter Communications, Inc.; Comcast Corporation; Time Warner Cable Inc.; and our Company.

The stock price performance shown on this graph is based on historical results and is not necessarily indicative of future stock price performance. The graph is furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

 Purchases of Equity Securities by the Issuer

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2015 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2015	5,123	$425.18	5,123	$241,891
November 1 to 30, 2015	327	429.44	327	241,751
December 1 to 31, 2015	18,483	439.14	18,483	233,634
Total	23,933	$436.02	23,933	$233,634

______

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

ITEM 6.        SELECTED FINANCIAL DATA

The following table presents selected historical financial information. The selected historical financial information as of December 31, 2015, 2014, 2013 and 2012, and for each of the fiscal years in the four-year period ended December 31, 2015, are derived from our historical audited financial statements included elsewhere in this Annual Report on Form 10-K or in our registration statement on Form 10. In accordance with Title I of the Jumpstart Our Business Startups Act of 2012, emerging growth companies are allowed certain disclosure relief, including limited post-spin-off selected financial data. Therefore, we have omitted selected financial data for periods preceding the earliest audited period included in our registration statement on Form 10.

The selected historical financial data presented below should be read in conjunction with our financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. For each of the periods presented, except for the period from July 1, 2015 through December 31, 2015, we were a separate wholly owned subsidiary of GHC. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented. In addition, our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from GHC, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical financial information includes allocations of certain GHC corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

	Year Ended December 31,
	2015	2014	2013	2012
Statement of Operations Information
(in thousands, except per share data)
Revenues	$807,266	$814,812	$825,707	$804,992
Net income	89,033	147,309	104,511	93,911

Net income per common share:
Basic	$15.21	$25.21	$17.89	$16.07
Diluted	$15.19	$25.21	$17.89	$16.07

Cash dividends declared per share	$1.50	$-	$-	$-

Balance Sheet Information
(in thousands)
Cash and cash equivalents	$119,199	$6,410	$6,238	$7,300
Total assets	1,408,595	1,262,040	1,248,344	1,216,827
Long-term obligations	545,301	-	-	-
Total liabilities	973,249	408,752	413,085	391,651
Total stockholders’ equity	435,346	853,288	835,259	825,176

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with our accompanying audited Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, as well as the discussion in the section of this Annual Report on Form 10-K entitled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Our actual results may vary materially from those expressed or implied by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying Consolidated Financial Statements and provides additional information about our operations, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

●

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

●	Results of Operations. This section provides an analysis of our results of operations for each of the three years ended December 31, 2015.

●

Financial Condition: Liquidity and Capital Resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for each of the three years ended December 31, 2015. This section also provides a discussion of our contractual obligations and commitments and off-balance sheet arrangements that existed at December 31, 2015. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

●

Critical Accounting Policies and Estimates. This section identifies and summarizes those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and require significant estimates on the part of management in application.

Overview

Spin-Off

On July 1, 2015, Cable One became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange. The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015 at 12:01 a.m., based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

Our Business

We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in 38 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 75% of our customers located in five states: Mississippi, Idaho, Oklahoma, Texas and Arizona. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the tenth-largest cable system operator in the United States based on customers and revenues in 2015, making services available to approximately 1,644,000 homes in the United States as of December 31, 2015.

As of December 31, 2015, we provided service to 664,604 residential and business customers out of approximately 1,644,000 homes passed. Of these customers, 501,241 subscribed to data services, 364,150 subscribed to video services and 127,094 to voice services. In the third quarter of 2015, we completed the implementation of a new billing system. This new billing system generally counts each unit in an MDU as one home passed, whereas our prior billing system generally counted each MDU as a single home passed. Comparative period counts have not been adjusted for this new counting convention.

We generate revenues through five primary products. Ranked by share of our total revenues in 2015, they are residential video (41.2%), residential data (36.5%), business services (data, voice and video – 11.0%), residential voice (6.2%) and advertising sales (3.8%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition and product maturity.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall PSUs. To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the relatively recent trend, affecting the entire cable industry, of declining margins in residential video and voice services. We believe these declining margins are due to competition from other content providers, increasing programming costs, rate increases, high levels of market penetration and increasing use of wireless voice services in addition to, or instead of, wireline voice. From 2013 through the fourth quarter of 2015, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a relatively high expected LTV, who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing cash flow, free cash flow and margins.

The trends described above have impacted our four largest product lines in the following ways:

●

Residential data. We experienced growth in the number of our residential data customers and revenues from sales to residential data customers in 2013, 2014 and 2015. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

●

Residential video. Residential video service is a competitive and highly-penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect residential video revenues to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their landline voice service and exclusively use wireless voice service. We believe this trend will continue because of competition from wireless voice service. Revenues from residential voice customers have declined since 2012, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data, voice and video customers and revenues and expect this to continue. We attribute this growth to our strategic focus, beginning in 2013 and expected to continue in the future, on increasing sales to business customers. As noted above, in the third quarter of 2015, we completed the implementation of a new billing system. This new billing system counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. This change in methodology negatively impacted our business data and voice customer counts in 2015 compared to 2014. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable overbuilders, OTT video providers and satellite television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We are investing at an aggressive pace by increasing cable plant capacities and reliability, launching all-digital video services, which can free up approximately three-fourths of average plant bandwidth for data services, and increasing data capacity by moving from four-channel bonding to 32-channel bonding, an 800% increase. We believe these investments are necessary to remain competitive. However, we anticipate that a significant amount of these capital projects will be completed by the end of 2016, freeing up sources of cash that would otherwise have been used on such investments.

The spin-off provided us the opportunity to further tailor our strategies to achieve greater operational focus and drive our return on investment. Our goals are to continue to grow residential data and business services and to maintain profit margins to deliver strong cash flow. To achieve these goals, we intend to continue our focus-driven cost management, remain focused on customers with high LTV and follow through with planned investments in broadband plant upgrades.

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. On February 26, 2015, the FCC voted to use its Title II authority to regulate broadband Internet access services, and on March 12, 2015, the FCC released the text of the Order. According to the Order, under this regime, the FCC will forbear from systematic rate regulation of Internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. An appeal to overturn the Order is currently pending in the U.S. Court of Appeals for the D.C. Circuit. However, we cannot predict whether or not future changes to the regulatory framework that are inconsistent with the Order will occur or whether the appeal will be successful. See “Risk Factors—Risks Relating to Regulation and Legislation—The profitability of our data services offerings may be impacted by legislative or regulatory efforts to impose so-called “net-neutrality” and other new requirements on cable operators.”

Results of Operations

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP in the United States and the rules and regulations of the SEC. They reflect the historical Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows of the Company for the years presented.

Prior to the spin-off, the accompanying Consolidated Financial Statements were derived from the consolidated financial statements and accounting records of GHC. These Consolidated Financial Statements were prepared solely to present the Company’s historical results of operations, financial position and cash flows for the periods prior to the spin-off as it was historically managed.  The impact of transactions between the Company and GHC was included in these Consolidated Financial Statements and was considered to be effectively settled for cash in the Consolidated Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Additional GHC investment (deficit).

Prior to the spin-off, we functioned as part of the larger group of companies controlled by GHC, and, accordingly, GHC provided certain support and overhead functions to us. These functions included finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services were allocated to us based on the most relevant allocation methods to the service provided. Management believed such allocations were reasonable and were consistently applied; however, they may not be indicative of the actual expense that would have been incurred had we been operating on a stand-alone basis. See Notes 12 and 16 of the Notes to our Consolidated Financial Statements for details on these allocations.

Prior to the spin-off, we participated in a centralized approach to cash management and in financing its operations managed by GHC. Cash was transferred to GHC and GHC funded our operating and investing activities as needed. Accordingly, cash and cash equivalents at the GHC level were not allocated to us in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Cash transfers to and from GHC’s cash management accounts are included within net transfers to and from GHC in the Consolidated Statements of Stockholders’ Equity. GHC third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor on the debt and GHC borrowings were not directly attributable to our business.

Prior to the spin-off, certain of our eligible employees participated in the pension, post-retirement and deferred compensation plans of GHC. Although we are a stand-alone, independent entity, after the spin-off, these employees remain entitled to the benefits under these plans accrued prior to the spin-off, but no longer accrue additional benefits under these plans. In addition, the liabilities in respect of the accrued benefits of certain of our employees under these plans remain at GHC (to the extent such liabilities were not already held by us at the time of the spin-off). Therefore, the allocation of related expenses to us in respect of these employees will not be reflected on our financial statements in the periods following the spin-off. Allocations were equal to $2.0 million and $3.6 million for the year ended December 31, 2015 and 2014, respectively. However, deferred compensation and unfunded Supplemental Executive Retirement Plan benefits for a number of our executives were assumed by us following the spin-off, and will be reflected in our financial statements for post spin-off periods.

The obligation for U.S. Federal and certain state income taxes attributable to the tax period prior to the spin-off were retained by us, along with related deferred tax assets and liabilities. With respect to general insurance and workers’ compensation liabilities, we assumed financial responsibility.

Also, in connection with the spin-off, on June 29, 2015, we distributed $450 million to GHC, which was funded by new senior unsecured notes. See “Financial Condition: Liquidity and Capital Resources—Financing Activity” for more information on our capitalization activities.

Our results of operations for the year ended December 31, 2015 may not be indicative of our future results. In addition, as we did not operate as a stand-alone entity prior to July 1, 2015, the financial information included in this Annual Report on Form 10-K may not necessarily be indicative of our future performance and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a stand-alone entity during all of the periods presented.

Certain prior period amounts, primarily residential product revenues, have been reclassified to conform with the 2015 presentation. In addition, revenues from fiber lease transport were classified as other revenues in our registration statement on Form 10. We have reclassified this revenue as business services revenues in all periods presented in the Annual Report on Form 10-K.

PSUs and Customer Counts and PSUs by Primary Products

Between January 1, 2015 and December 31, 2015, we had a reduction of 95,260 residential PSUs, representing a 9.4% decline. Including business customers, we had a reduction of 96,699 PSUs, representing an 8.9% decline compared to 2014, and a reduction of 22,067 total customer relationships, representing a 3.2% decline, for the 12 months ended December 31, 2015. The decline in business video and voice customers in 2015 was primarily attributable to converting data into a new billing system, which counts each business customer relationship at a unique business address as a signal customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

Between January 1, 2014 and December 31, 2014, we had a reduction of 101,204 residential PSUs, representing a 9.0% decline. Including business customers, we had a reduction of 91,522 PSUs, representing a 7.8% decline compared to 2013, and a reduction of 26,239 total customer relationships, representing a 3.7% decline for the 12 months ended December 31, 2014.

The following tables provides an overview of selected customer data for our cable systems for the time periods specified:

	As of December 31,
Customer Counts and PSUs	2015	2014	2013
Residential video customers (1)	349,879	436,370	525,004
Residential data customers (2)	460,977	449,839	439,032
Residential voice customers (3)	111,028	130,935	154,312
Total residential PSUs (4)	921,884	1,017,144	1,118,348
Business video customers (5) (6)	14,271	14,847	13,890
Business data customers (7)	40,264	38,615	33,599
Business voice customers (6) (8)	16,066	18,578	14,869
Total business PSUs (6) (9)	70,601	72,040	62,358
Total PSUs	992,485	1,089,184	1,180,706
Total residential customer relationships	617,220	643,938	NA
Total business customer relationships	47,384	42,733	NA
Total customer relationships	664,604	686,671	712,910

	Year Ended		% Change
Annual Net Gain/(Loss)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Residential video customers (1)	(86,491)	(88,634)	(19.8)	(16.9)
Residential data customers (2)	11,138	10,807	2.5	2.5
Residential voice customers (3)	(19,907)	(23,377)	(15.2)	(15.1)
Total residential PSUs (4)	(95,260)	(101,204)	(9.4)	(9.0)
Business video customers (5)(6)	(576)	957	(3.9)	6.9
Business data customers (7)	1,649	5,016	4.3	14.9
Business voice customers (6)(8)	(2,512)	3,709	(13.5)	24.9
Total business PSUs (6)(9)	(1,439)	9,682	(2.0)	15.5
Total PSUs	(96,699)	(91,522)	(8.9)	(7.8)
Total residential customer relationships	(26,718)	NA	(4.1)	NA
Total business customer relationships	4,651	NA	10.9	NA
Total customer relationships	(22,067)	(26,239)	(3.2)	(3.7)

(1)

Residential video customers include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video customers.

(2)	Residential data customers include all residential customers who subscribe to our data service.
(3)	Residential voice customers include all residential customers who subscribe to our voice service. Residential customers who take multiple voice lines are only counted once in the total.
(4)	Total residential PSUs represent the sum of residential video, residential data and residential voice customers, not counting additional outlets within one household.
(5)	Business video customers include commercial accounts.
(6)

The decrease in business video and business voice customers and total business PSUs was primarily attributable to converting data into our new billing system, which counts each business customer relationship at a unique business address as a single customer; whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

(7)	Business data customers include commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically, via fiber connections.
(8)	Business voice customers include commercial accounts that subscribe to our voice service.
(9)	Total business PSUs represent the sum of business video, business data and business voice customers.
NA	Not available.

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages to single and double-play. This is because some residential video customers have defected to DBS services and OTT offerings in lieu of video and more households have discontinued landline voice service. In addition, we have focused on selling data-only packages to new customers rather than on cross-selling video to these customers. The majority of our 2015 and 2014 new residential installations were data-only customers, and 66% and 54% of our total residential starts in 2015 and 2014, respectively, were data-only. We expect that a majority of our residential customers will be data-only in the future.

2015 Compared to 2014

Revenues

Revenues declined $7.5 million, or 0.9%, due primarily to declines in residential video and residential voice revenues of $29.0 million and $12.2 million, respectively, as a result of the customer mix shift described above, partially offset by increases in residential data and business services revenues of $28.8 million and $11.9 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 19.8% and residential voice customer losses of 15.2%.

Revenues by service offering were as follows for 2015 and 2014, together with the percentages of revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2015		2014		2015 vs. 2014
	Revenues	% of Revenues	Revenues	% of Revenues	$ Change	% Change
Residential video (1)	$332,716	41.2	$361,668	44.4	$(28,952)	(8.0)
Residential data	294,486	36.5	265,718	32.6	28,768	10.8
Residential voice	50,148	6.2	62,396	7.7	(12,248)	(19.6)
Business services (1)	88,741	11.0	76,829	9.4	11,912	15.5
Advertising sales	31,034	3.8	35,362	4.3	(4,328)	(12.2)
Other (1)	10,141	1.3	12,839	1.6	(2,698)	(21.0)
Total revenues	$807,266	100.0	$814,812	100.0	$(7,546)	(0.9)

(1)	Certain residential video, business services and other revenues for the year ended December 31, 2014 have been reclassified to conform with the 2015 presentation.

For residential services, average monthly revenue per unit was as follows for 2015 and 2014:

	Year Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Residential video (1) (2)	$71.55	$62.70	$8.85	14.1
Residential data (1)	53.70	49.53	4.17	8.4
Residential voice (1)	34.66	36.51	(1.85)	(5.1)

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the end of each month of the year.
(2)	Certain residential video revenues used in the calculation of average monthly revenue per unit for the year ended December 31, 2014 have been reclassified to conform with the 2015 presentation.

For residential services, average monthly revenue per unit was as follows for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Residential video (1) (2)	$72.62	$63.38	9.24	14.6
Residential data (1)	56.48	50.72	5.76	11.3
Residential voice (1)	37.39	37.87	(0.48)	(1.3)

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the end of each month of the period.
(2)

Certain residential video revenues used in the calculation of average monthly revenue per unit for the three months ended December 31, 2014 have been reclassified to conform with the 2015 presentation.

Residential video service revenues declined $29.0 million, or 8.0%, due primarily to residential video customer losses of 19.8% and digital customers purchasing fewer digital tiers of service, partially offset by video rate increases and a reduction in promotional discounts.

Residential data service revenues rose $28.8 million, or 10.8%, due primarily to an increase in residential data customers of 2.5%, a reduction in price discounting, a rate increase in the fourth quarter of 2015 and increased subscriptions to enhanced data packages by residential customers.

Residential voice service revenues declined $12.2 million, or 19.6%, due primarily to a decline in residential voice customers of 15.2% as more residential customers have discontinued landline voice service.

Business services revenues rose $11.9 million, or 15.5%, due to growth in our business video, data and voice services to small and medium-sized businesses. Total business customer relationships increased 10.9%. As described above, the decline in business video and voice customers and total business PSUs was primarily attributable to converting data into a new billing system in 2015, which counts each business customer relationship at a unique business address as a signal customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. Overall, business services comprised 11.0% of our total revenues for 2015, compared to 9.4% of our total revenues for 2014.

Advertising sales revenues declined $4.3 million, or 12.2%, primarily due to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues declined $2.7 million, or 21.0%, primarily due to the impact of decreased number of residential video and residential voice customers on installation, reconnects and late charges.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $17.0 million, or 5.2%, due primarily to a 19.8% reduction in residential video customers, which significantly reduced programming costs. Also, effective April 1, 2014, we elected not to renew our contract for certain networks. In total, programming costs declined 8.5%. Operating expenses were also down from lower voice service expense, partially offset by modest increases in technical, Internet and information technology expenses. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 38.5% and 40.3% for 2015 and 2014, respectively.

Selling, general and administrative costs increased $5.1 million, or 2.7%, due primarily to an aggregate increase of $6.5 million in group insurance, development of internal use software (primarily our new billing system), repairs and maintenance and salaries and wages, partially offset by an aggregate decrease of $1.6 million in GHC overhead and pension costs due to the spin-off. Selling, general and administrative expenses as a percentage of revenues were 24.0% and 23.2% for 2015 and 2014, respectively.

Depreciation and amortization increased $6.5 million, or 4.8%, largely as a result of significant capital additions in 2015 and 2014.

Income from Operations

Income from operations declined $2.1 million, or 1.3%, due primarily to a decline in revenues accompanied by increases in depreciation and amortization and selling, general and administrative costs, partially offset by a reduction in operating expenses, as described above.

Interest Expense

Interest expense was $16.1 million, attributable to our long-term debt incurred in connection with the spin-off. No interest expense was incurred in 2014.

Other Income (Expense)

Other income (expense) decreased $74.4 million to an expense of $0.2 million. The significant other income in 2014 was primarily driven by our sale of certain wireless spectrum licenses during the year, which resulted in a non-operating gain of $75.2 million for 2014.

Provision for Income Taxes

Our provision for income taxes decreased $34.3 million, or 37.8%, due to the fact that in 2014 we recognized a taxable non-operating gain of $75.2 million from the sale of wireless spectrum licenses. Our estimated annual effective tax rate as of the end of 2015 was 38.8%, compared to 38.1% as of the end of 2014.

Net Income

As a result of the factors described above, our net income was $89.0 million for 2015, compared to $147.3 million for 2014.

2014 Compared to 2013

Revenues

Revenues declined $10.9 million, or 1.3%, due primarily to declines in residential video and residential voice revenues of $24.5 million and $12.6 million, respectively, partially offset by increases in residential data and business services revenues of $13.4 million and $12.4 million, respectively, and the impact of video rate increases, along with a reduction in promotional discounts. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 16.9% and residential voice customer losses of 15.1%. Revenues from our business services grew due to increases in business video, data and voice customers of 15.5%.

Revenues by service offering were as follows for the years ended December 31, 2014 and 2013, together with the percentages of revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2014		2013		2014 vs. 2013
	Revenues	% of Revenues	Revenues	% of Revenues	$ Change	% Change
Residential video (1)	$361,668	44.4	$386,168	46.8	$(24,500)	(6.3)
Residential data	265,718	32.6	252,296	30.6	13,422	5.3
Residential voice	62,396	7.7	74,992	9.1	(12,596)	(16.8)
Business services (1)	76,829	9.4	64,425	7.8	12,404	19.3
Advertising sales	35,362	4.3	35,237	4.3	125	0.4
Other (1)	12,839	1.6	12,589	1.4	250	2.0
Total revenues	$814,812	100.0	$825,707	100.0	$(10,895)	(1.3)

(1)	Certain residential video, business services and other revenues for the year ended December 31, 2014 and 2013 have been reclassified to conform with the 2015 presentation.

For residential services, average monthly revenue per unit was as follows for 2014 and 2013:

	Year Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Residential video (1) (2)	$62.70	$57.55	$5.15	8.9
Residential data (1)	49.53	48.38	1.15	2.4
Residential voice (1)	36.51	38.16	(1.65)	(4.3)

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the end of each month of the year.
(2)	Certain residential video revenues used in the calculation of average monthly revenue per unit for the year ended December 31, 2014 have been reclassified to conform with the 2015 presentation.

Residential video service revenues declined $24.5 million, or 6.3%, due primarily to residential video customer losses of 16.9% and digital customers purchasing fewer digital tiers of service, partially offset by video rate increases and a reduction in promotional discounts.

Residential data service revenues rose $13.4 million, or 5.3%, due primarily to an increase in residential data customers of 2.5%, a reduction in price discounting and increased subscriptions to enhanced data packages by residential customers.

Residential voice service revenues declined $12.6 million, or 16.8%, due primarily to a decline in residential voice customers of 15.1%.

Business services revenues increased $12.4 million, or 19.3%, due to growth in our business video, data and voice services to small and medium-sized businesses. Overall, business services comprised 9.4% of our total revenues in 2014.

Advertising revenues were approximately the same as the prior year. This was driven by higher national sales, offset by decreased local sales.

Other revenues increased $0.2 million, or 2.0%.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $23.2 million, or 6.6%, due primarily to a 16.9% reduction in residential video customers, which significantly reduced programming costs. Also, effective April 1, 2014, we elected not to renew our contract for certain networks. In total, programming costs declined 9.5%. Operating expenses were also down from lower voice service expense, partially offset by modest increases in technical, Internet and information technology expenses. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 40.3% and 42.5% for years ended December 31, 2014 and 2013, respectively.

Selling, general and administrative costs increased $4.5 million, or 2.4%, due to higher information system costs, partially offset by a reduction in sales and bad debt expenses. Selling, general and administrative expenses as a percentage of revenues were 23.2% and 22.3% for years ended December 31, 2014 and 2013, respectively.

Depreciation and amortization increased $8.5 million, or 6.7%, largely as a result of significant capital additions in 2014 and 2013.

Income from Operations

Income from operations was down slightly in 2014, as revenue declines were accompanied by an increase in depreciation and selling, general and administrative costs, offset by a reduction in operating expenses.

Interest Expense

No interest expense was incurred in 2014 or 2013.

Other Income (Expense)

In 2006, we purchased wireless licenses for $22.2 million as part of the FCC Advanced Wireless Services Auction. The wireless licenses were purchased so that we would be able to offer wireless services to customers in our service territories if we believed that business prospects for these services were favorable. In July 2014, we sold the wireless spectrum licenses for $98.8 million, and a pre-tax gain of $75.2 million is included in connection with these sales ($48.2 million on an after-tax basis). We never utilized the wireless licenses in our operations, so the related gain on sale was recorded in “Other income (expense), net .” Additionally, prior to the sale, the wireless licenses were classified as indefinite-lived intangible assets on our balance sheet. Therefore, no amortization expense was recorded during the periods that we owned the wireless licenses.

Provision for Income Taxes

Our effective tax rate in 2014 was 38.1%, compared to 36.4% in 2013 due to higher state income tax expense.

Net Income

As a result of the factors described above, our net income was $147.3 million for 2014, compared to $104.5 million for 2013.

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

Free Cash Flow is defined as Adjusted EBITDA less cash paid for property, plant and equipment.

We use Adjusted EBITDA and Free Cash Flow to assess our performance and our ability to fund operations and make additional investments with internally-generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our Senior Credit Facilities and outstanding Notes (each as defined under —Financial Condition: Liquidity and Capital Resources—2015 Financing Activity below) to determine compliance with the covenants contained in the Senior Credit Facilities and Notes. For the purpose of calculating compliance with leverage covenants, we use a measure similar to Adjusted EBITDA, as presented.

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$89,033	$147,309	$104,511

Plus: Interest expense, net	16,090	-	-
Provision for income taxes	56,387	90,700	59,800
Depreciation and amortization	140,635	134,167	125,709
Equity-based compensation expense	9,213	2,197	2,775
Cash-based compensation expense	526	1,345	1,525
(Gain) loss on deferred compensation	(1,141)	1,119	2,613
Other (income) expense, net	232	(74,196)	135
Loss on disposal of fixed assets	1,735	933	3,294
Billing system implementation costs	5,007	1,887	293
Adjusted EBITDA	317,717	305,461	300,655

Less: Cash paid for property, plant and equipment	(156,136)	(177,400)	(141,949)

Free Cash Flow	$161,581	$128,061	$158,706

Supplemental quarterly information for the years ended December 31, 2015 and 2014, respectively, is as follows:

	For Each of the Four Quarters and Year Ended December 31, 2015 (1) (unaudited)
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net income	$22,108	$21,435	$19,412	$26,078	$89,033

Plus: Interest expense, net	-	997	7,804	7,289	16,090
Provision for income taxes	13,805	13,391	11,883	17,308	56,387
Depreciation and amortization	36,380	35,435	36,108	32,712	140,635
Equity-based compensation expense	273	4,011	2,054	2,875	9,213
Cash-based compensation expense	224	302	-	-	526
(Gain) on deferred compensation	(87)	(497)	(490)	(67)	(1,141)
Other (income) expense, net	18	(34)	(103)	351	232
Loss on disposal of fixed assets	417	500	216	602	1,735
Billing system implementation costs	1,572	2,058	540	837	5,007
Adjusted EBITDA	74,710	77,598	77,424	87,985	317,717

Less: Cash paid for property, plant and equipment	(37,417)	(37,013)	(28,972)	(52,734)	(156,136)

Free Cash Flow	$37,293	$40,585	$48,452	$35,251	$161,581

(1)

The amounts of the deductions for capital expenditures (i.e., cash paid for property, plant and equipment) in the second and third quarters of 2015 (and, consequently, the amounts of Free Cash Flow for such periods) have been revised from the corresponding items disclosed in our Quarterly Reports on Form 10-Q for such periods.

	For Each of the Four Quarters and Year Ended December 31, 2014 (1) (unaudited)
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net income	$24,345	$26,867	$69,205	$26,892	$147,309

Plus: Interest expense, net	-	-	-	-	-
Provision for income taxes	14,990	16,543	42,610	16,557	90,700
Depreciation and amortization	33,778	33,803	34,417	32,169	134,167
Equity-based compensation expense	585	529	498	585	2,197
Cash-based compensation expense	486	691	400	(232)	1,345
(Gain) loss on deferred compensation	34	580	743	(238)	1,119
Other (income) expense, net	32	32	(75,217)	957	(74,196)
(Gain) loss on disposal of fixed assets	342	245	(413)	759	933
Billing system implementation costs	-	629	629	629	1,887
Adjusted EBITDA	74,592	79,919	72,872	78,078	305,461

Less: Cash paid for property, plant and equipment	(46,966)	(38,815)	(45,301)	(46,318)	(177,400)

Free Cash Flow	$27,626	$41,104	$27,571	$31,760	$128,061

(1)

The amounts of the deductions for capital expenditures (i.e., cash paid for property, plant and equipment) in the second and third quarters of 2014 (and, consequently, the amounts of Free Cash Flow for such periods) have been revised from the corresponding items disclosed in our Quarterly Reports on Form 10-Q for such periods.

We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similar measures reported by other companies.

We believe that Free Cash Flow is useful as it shows our performance while taking into account cash outflows and is one of several indicators of our ability to service debt, make investments and/or return capital to our stockholders. We also believe that Free Cash Flow is one of several benchmarks used by investors, analysts and peers for comparison of performance in our industry, although our measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies.

Financial Condition: Liquidity and Capital Resources

Liquidity

Prior to the spin-off, our cash flows from operations were historically distributed to GHC on a periodic basis, and we historically relied on GHC to fund our working capital requirements and other cash requirements. In contemplation of the spin-off and the related dividend, we recapitalized our Company through a series of financing transactions described below. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate funds to support our current operating plan and make planned capital expenditures and quarterly dividend payments for the next 12 months. However, our ability to fund operations and make planned capital expenditures and quarterly dividend payments depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our cash flows for the years indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$246,413	$205,833	$236,647
Net cash used in investing activities	(155,225)	(78,400)	(140,181)
Net cash provided by (used in) financing activities	21,601	(127,261)	(97,528)

Change in cash and cash equivalents	112,789	172	(1,062)
Cash and cash equivalents, beginning of period	6,410	6,238	7,300

Cash and cash equivalents, end of period	$119,199	$6,410	$6,238

During 2015, our cash and cash equivalents increased by $112.8 million and at December 31, 2015, we had approximately $119.2 million of cash on hand, compared to $6.4 million at December 31, 2014. During 2014, our cash and cash equivalents increased by $0.2 million and at December 31, 2013, we had approximately $6.2 million of cash on hand.

At December 31, 2015 and 2014, we had a working capital surplus of $39.5 million and deficit of $45.5 million, respectively. In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of $550 million, of which $450 million was distributed to GHC prior to the consummation of the spin-off.

Our net cash provided by operating activities was $246.4 million, $205.8 million and $236.6 million in 2015, 2014, and 2013, respectively. The increase in 2015 was primarily attributable to the increase in income taxes payable and accounts payable and accrued liabilities, which were recorded at the GHC level prior to the spin-off and then allocated to us as an expense, increased depreciation and amortization and the absence of the pre-tax gain on the sale of cable wireless spectrum licenses, partially offset by lower net income. The decline in 2014 was primarily due to an increase in income tax expense in 2014 from cable wireless spectrum license sales.

Our net cash used in investing activities was $155.2 million, $78.4 million and $140.2 million for 2015, 2014 and 2013, respectively. The increase in 2015 was primarily attributable to the impact of a decrease in the proceeds from the cable wireless spectrum license sales in 2014 and a decrease in cash paid for property, plant and equipment from 2014. The decline in 2014 was primarily due to the impact of an increase in the proceeds from the cable wireless spectrum license sales in 2014 and an increase in cash paid for property, plant and equipment from 2013.

Our net cash provided by financing activities was $21.6 million in 2015 and our net cash used in financing activities was $127.3 million and $97.5 million for 2014 and 2013, respectively. Prior to the spin-off in July 2015 and for all of 2014 and 2013, our financing activities were limited to capital distributions to GHC. This resulted in significant financing cash outflows. The change in 2015 was primarily attributable to the issuance of $541.1 million of indebtedness, net of issuance costs, which was largely used to fund $450 million of dividends paid to GHC in connection with the spin-off. The change in 2014 was primarily due to an increase in transfers to GHC as a results of increased net income.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). We plan to make purchases under the stock repurchase program from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. Since the beginning of the stock repurchase program through the end of 2015, we repurchased 38,136 shares at an aggregate cost of $16.4 million. Additionally, we currently expect to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2015, the Board approved a quarterly dividend of $1.50 per share of common stock, which was paid on December 4, 2015. During the first quarter of 2016, the Board approved a quarterly dividend of $1.50 per share of common stock, which will be payable to holders of record as of February 16, 2016 with payment scheduled for early March 2016.

2015 Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.750% senior unsecured notes due 2022 (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”), dated as of June 17, 2015, among the Company, the Guarantors (as defined below) and the Bank of New York Mellon Trust Company, N.A. The Notes mature on June 15, 2022 and bear interest at a rate of 5.75% per year. Interest on the Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of our existing and future domestic subsidiaries that initially guaranteed (the “Guarantors”) the Senior Credit Facilities (as defined below). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At our option, the Notes may be redeemed in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. We may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. Additionally, at any time prior to June 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets.

On June 30, 2015, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto. The Credit Agreement provides for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). Concurrently with our entry into the Credit Agreement, we borrowed the full amount of the Term Loan Facility (the “Term Loan”). The obligations under the Senior Credit Facilities are obligations of the Company and are guaranteed by its subsidiary. The obligations under the Senior Credit Facilities are secured, subject to certain exceptions, by substantially all of the assets of the Company and its subsidiary. Borrowings under the Senior Credit Facilities bear interest, at our option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon our total net leverage ratio. The Senior Credit Facilities may be prepaid at any time without premium. The Term Loan Facility amortizes in equal quarterly installments at a rate of 2.5% per annum in the first year after funding, 5.0% per annum in the second year after funding, 7.5% per annum in the third year after funding, 10.0% per annum in the fourth year after funding and 15.0% per annum in the fifth year after funding, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities. For 2015, 2014 and 2013, cash paid for property, plant and equipment was $156.1 million, $177.4 million, and $141.9 million, respectively.

We have adopted capital expenditure disclosure guidance as supported by the National Cable Telecommunications Association (“NCTA”). These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2015, 2014 and 2013 on a quarterly and annual basis. The amounts below include assets acquired during the relevant periods, whereas the amounts reflected in our Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods (in thousands):

	For Each of the Four Quarters and Year Ended December 31, 2015(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Customer Premise Equipment	$9,707	$7,656	$5,224	$8,872	$31,459
Commercial	1,178	1,904	1,505	2,560	7,147
Scaleable Infrastructure	7,915	11,467	6,374	31,696	57,452
Line Extensions	1,627	2,398	2,279	2,201	8,505
Upgrade/Rebuild	6,762	5,008	6,409	7,393	25,572
Support Capital	4,513	9,130	8,186	14,397	36,226
Total	$31,702	$37,563	$29,977	$67,119	$166,361

(1)

The amounts for total NCTA capital expenditures for the first three quarters of 2015 have been revised from the corresponding items disclosed in our registration statement on Form 10 and our Quarterly Reports on Form 10-Q for such periods.

	For Each of the Four Quarters and Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Customer Premise Equipment	$8,178	$7,513	$9,824	$12,607	$38,122
Commercial	864	938	1,229	1,134	4,165
Scaleable Infrastructure	7,073	15,969	27,749	10,776	61,567
Line Extensions	1,192	1,682	2,286	1,904	7,064
Upgrade/Rebuild	6,022	6,564	5,900	4,832	23,318
Support Capital	4,309	9,266	9,202	8,774	31,551
Total	$27,638	$41,932	$56,190	$40,027	$165,787

	For Each of the Four Quarters and Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Customer Premise Equipment	$5,361	$7,482	$13,653	$7,591	$34,087
Commercial	790	1,319	1,504	1,652	5,265
Scaleable Infrastructure	3,032	6,012	4,018	11,547	24,609
Line Extensions	890	1,410	1,948	2,102	6,350
Upgrade/Rebuild	6,001	8,943	8,070	14,230	37,244
Support Capital	11,085	15,817	8,592	17,196	52,690
Total	$27,159	$40,983	$37,785	$54,318	$160,245

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

Years ending December 31,	Programming purchase commitments (1)	Operating leases	Long-term debt	Other purchase obligations (2)	Total
2016	$148,296	$782	$3,750	$42,959	$195,787
2017	88,658	484	6,250	17,548	112,940
2018	78,209	266	8,750	9,906	97,131
2019	63,194	248	12,500	3,395	79,337
2020	56,697	184	67,500	1,157	125,538
Thereafter	33,905	797	450,301	5,409	490,412
Total	$468,959	$2,761	$549,051	$80,374	$1,101,145

(1)	Includes commitments to purchase programming to be produced in future years.
(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2015 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Long-term debt relates to principal repayment obligations as defined by the agreements described in the “2015 Financing Activity” section above.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

●

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $5.7 million, $5.5 million and $5.4 million in 2015, 2014 and 2013, respectively.

●

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Consolidated Statements of Operations and Comprehensive Income were $15.7 million, $16.7 million and $18.4 million 2015, 2014 and 2013, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2015 and 2014 totaled $4.6 million. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

With the exception of surety bonds and letters of credit noted above, we do not have any off-balance-sheet arrangements or financing activities with special-purpose entities. Transactions with related parties, as discussed in Note 16 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, are in the ordinary course of business and are conducted on an arm’s-length basis.

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

An accounting policy is considered to be critical if it is important to our financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of our significant accounting policies, see Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K

Long-lived Assets

A long-lived asset or asset group is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment may include:

●	a significant decrease in the market value of the asset;

●	a significant change in the extent or manner in which an asset is used or a significant change in the physical condition of the asset;

●	a significant adverse change in legal factors or in the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator;

●	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset;

●	a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset; and

●	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its estimated useful life.

When an indicator of impairment is determined, the first step is to identify the future intent of the asset or asset group: hold for continued use, hold for sale, or dispose by a means other than sale. If the asset is held for continued use and the carrying amount exceeds the undiscounted sum of cash flows expected from the use and eventual disposition of the property, the impairment loss is recognized as the difference between the carrying amount and the estimated fair value of the asset or asset group, and the new cost basis is depreciated over the remaining useful life of the asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value, an impairment charge is recognized for the difference. If the asset is to be disposed by a means other than sale, the depreciation estimates are revised to reflect the use of the asset over its shortened useful life.

Significant judgments in this area involve determining whether an event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value.

Goodwill and Other Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for possible impairment. For 2015, we did not enter into any material transactions that would change the carrying amount of goodwill and indefinite-lived intangible; therefore, these balances were as follows:

	As of December 31,
(dollars in millions)	2015	2014
Goodwill and indefinite-lived intangible assets	$581.8	$581.8
Total assets	$1,408.6	$1,262.0
Percentage of goodwill and indefinite-lived intangible assets to total assets	41%	46%

Goodwill

We test goodwill for impairment as of November 30 of each year or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If management elects or is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. The fair value of the reporting unit, when performing the second step of the goodwill impairment test, is determined using both an income approach and market approach. The income approach model used for goodwill valuation is consistent with that used for the franchise valuation noted below except that cash flows from the entire business enterprise are used for the goodwill valuation. The market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies. In 2015, we elected to perform a qualitative goodwill impairment assessment and concluded that goodwill is not impaired.

Indefinite-Lived Intangible Assets

Our $496.3 million of intangible assets with an indefinite life as of December 31, 2015 and 2014 are principally from franchise agreements. These franchise agreements result from agreements we have with state and local governments that allow us to contract and operate a cable business within a specified geographic area. We expect our cable franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. We grouped the recorded values of our various cable franchise agreements into regional cable systems or units of account.

As with our goodwill impairment testing, in 2015, we elected to perform a qualitative impairment assessment that indicated the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and thus resulted in no impairment. For each franchise unit of accounting, the estimated fair value of the franchise assets exceeds the carrying value. Based on our qualitative impairment assessment and sensitivity analyses, none of our franchise assets are considered at risk of impairment.

Periodically, we will elect to perform a quantitative analysis of impairment. If we elect or are required to perform a quantitative analysis to test our franchise assets for impairment, we determine the estimated fair value of franchises utilizing a discounted cash flow model, and in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. We make estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets.

This approach makes use of unobservable factors, such as projected revenues, expenses, capital expenditures, customer trends and a discount rate applied to the estimated cash flows. The determination of the discount rate is derived from our weighted average cost of capital, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. We estimate discounted future cash flows using reasonable and appropriate assumptions, including, among others, penetration rates for video, data and voice; revenue growth rates; operating margins; and capital expenditures. The assumptions are based on the Company’s and its peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures, actual customer trends and the discount rate utilized.

Property, Plant and Equipment

The cable industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. The following table presents certain information regarding our net property, plant and equipment, including as a percentage of total assets, and our cash paid for property, plant and equipment for the periods indicated.

	As of December 31,
(dollars in millions)	2015	2014
Property, plant and equipment	$640.6	$616.2
Total assets	$1,408.6	$1,262.0
Percentage of property, plant and equipment to total assets	45%	49%

Cash paid for property, plant and equipment for the year ended December 31,
2015		$156.1
2014		$177.4
2013		$141.9

Costs incurred with network construction, initial customer installations, installations of refurbishments and the addition of network equipment necessary to provide new or advanced video services, are capitalized. These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities. The internal costs that are capitalized consist of salaries and benefits of our employees and the portion of facility costs, including rent, taxes, insurance and utilities, that support the construction activities. These costs are depreciated over the estimated life of the plant (10 to 12 years) and headend facilities (10 years). Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized. These costs include materials, subcontractor labor, internal labor, and other related costs associated with the connection activities. New connections are amortized over the estimated useful lives of 10 years. The costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

The estimated useful lives assigned to our property, plant and equipment are reviewed on an annual basis or more frequently if circumstances warrant and such lives are revised to the extent necessary due to changing facts and circumstances. Any changes in estimated useful lives are reflected prospectively.

Recently Adopted and Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 2 to our Consolidated Financial Statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—2015 Financing Activity,” our long-term debt at December 31, 2015 consisted of $450 million of the Notes and $98.8 million of borrowings under the Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. Based on the principal outstanding under our Senior Credit Facilities as of December 31, 2015, assuming, hypothetically, that the LIBOR rate applicable to the Senior Credit Facilities was 100 basis points higher would result in a change in interest expense of approximately $1.0 million annually. At December 31, 2015, the aggregate fair value of the Notes, based upon quoted market prices, was $449.5 million. An increase in the market rate of interest applicable to the Notes would not increase our interest expense with respect to the Notes since the rate of interest we are required to pay on the Notes is fixed.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item will be included in the 2016 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2016 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2016 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2016 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Annual Report on Form 10-K are filed as a part of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

(b)	Exhibits.

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable One, Inc. filed on July 18, 2015).

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

4.1

Indenture, dated as of June 17, 2015, among Cable One, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).

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

10.3

Employee Matters Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).+

10.4

Individual Deferred Compensation Arrangement between Cable One, Inc. and Thomas O. Might, dated June 25, 1999 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to Form 10 of Cable One, Inc. filed on May 15, 2015).+

10.5	Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.6	Cable One, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

Exhibit No.	Description

10.7	Cable One, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.8

Form of Restricted Stock Award Agreement for restricted stock grants on July 8, 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2015).+

10.9

Form of Director Restricted Stock Unit Agreement for restricted stock unit grants on August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).+

10.10

Form of Stock Appreciation Right Agreement for stock appreciation right grants on September 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).+

10.11	Form of Restricted Stock Award Agreement for restricted stock grants on January 4, 2016.*+

21.1	List of subsidiaries of Cable One, Inc. (incorporated herein by reference to Exhibit 21.1 to Amendment No. 1 to Form 10 of Cable One, Inc. filed on April 17, 2015).

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLE ONE, INC. (Registrant)

Date: March 7, 2016	By:	/s/ Thomas O. Might
Thomas O. Might
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin P. Coyle and Alan H. Silverman, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas O. Might	Chairman of the Board, Chief Executive Officer	March 7, 2016
Thomas O. Might	(Principal Executive Officer) and Director

/s/ Kevin P. Coyle	Senior Vice President and Chief Financial Officer	March 7, 2016
Kevin P. Coyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Naomi M. Bergman	Director	March 7, 2016
Naomi M. Bergman

/s/ Brad D. Brian	Director	March 7, 2016
Brad D. Brian

/s/ Thomas S. Gayner	Director	March 7, 2016
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	March 7, 2016
Deborah J. Kissire

/s/ Alan G. Spoon	Director	March 7, 2016
Alan G. Spoon

/s/ Wallace R. Weitz	Director	March 7, 2016
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	March 7, 2016
Katharine B. Weymouth

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cable One, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows and changes in common stockholders’ equity present fairly, in all material respects, the financial position of Cable One, Inc. and its subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it classifies deferred tax assets and liabilities in 2015.

/s/ PricewaterhouseCoopers LLP

Phoenix, AZ

March 7, 2016

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	December 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$119,199	$6,410
Accounts receivable, net	34,705	29,729
Prepaid assets	12,449	12,587
Deferred income taxes	-	1,395
Total current assets	166,353	50,121
Property, plant and equipment, net	640,567	616,230
Intangibles, net	496,770	496,892
Goodwill	85,488	85,488
Other assets	19,417	13,309
Total assets	$1,408,595	$1,262,040

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$95,288	$71,419
Deferred revenue	22,363	21,004
Income taxes payable	5,431	3,200
Long-term debt - current portion	3,750	-
Total current liabilities	126,832	95,623
Long-term debt	545,301	-
Accrued compensation and related benefits	24,399	21,606
Other liabilities	90	37
Deferred income taxes	276,627	291,486
Total liabilities	973,249	408,752

Commitments and contingencies (see Note 17)

Stockholders' Equity
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,879,925 and 5,843,313 shares issued, and 5,833,442 and 5,843,313 shares outstanding as of December 31, 2015 and 2014, respectively)	59	58
Additional paid-in capital	4,929	-
Retained earnings	447,282	1,325,919
Additional GHC investment (deficit)	-	(472,689)
Accumulated other comprehensive loss	(557)	-
Treasury stock, at cost (46,483 and 0 shares held as of December 31, 2015 and 2014, respectively)	(16,367)	-
Total stockholders' equity	435,346	853,288

Total liabilities and stockholders' equity	$1,408,595	$1,262,040

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share and share data)	2015	2014	2013
Revenues	$807,266	$814,812	$825,707
Costs and Expenses
Operating (excluding depreciation and amortization)	310,925	327,974	351,182
Selling, general and administrative	193,964	188,858	184,370
Depreciation and amortization	140,635	134,167	125,709
	645,524	650,999	661,261
Income from operations	161,742	163,813	164,446
Interest expense	(16,090)	-	-
Other income (expense), net	(232)	74,196	(135)
Income before income taxes	145,420	238,009	164,311
Provision for income taxes	56,387	90,700	59,800
Net income	$89,033	$147,309	$104,511

Other comprehensive loss, before tax:
Other postretirement plan: Actuarial loss	(910)	-	-
Other comprehensive loss, before tax	(910)	-	-
Income tax benefit related to other comprehensive income	353	-	-
Other comprehensive loss, net of tax	(557)	-	-
Comprehensive income	$88,476	$147,309	$104,511

Net income per common share: (a)
Basic	$15.21	$25.21	$17.89
Diluted	$15.19	$25.21	$17.89
Weighted average common shares outstanding: (a)
Basic	5,853,283	5,843,313	5,843,313
Diluted	5,860,089	5,843,313	5,843,313

(a)

On July 1, 2015, Graham Holdings Company distributed 5,843,313 shares of Cable One, Inc. common stock to existing holders of Graham Holdings Company common stock. Basic and diluted net income per common share for the years ended December 31, 2014 and 2013 are calculated using the number of shares distributed on July 1, 2015.

See accompanying notes to consolidated financial statements.

 CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Additional GHC Investment	Treasury Stock,	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	(Deficit)	at cost	Loss	Equity
Balance at December 31, 2012	5,843,313	$58	$-	$1,074,099	$(248,982)	$-	$-	$825,175
Net income	-	-	-	104,511	-	-	-	104,511
Net transfers to GHC	-	-	-	-	(94,427)	-	-	(94,427)
Balance at December 31, 2013	5,843,313	58	-	1,178,610	(343,409)	-	-	835,259
Net income	-	-	-	147,309	-	-	-	147,309
Net transfers to GHC	-	-	-	-	(129,280)	-	-	(129,280)
Balance at December 31, 2014	5,843,313	58	-	1,325,919	(472,689)	-	-	853,288
Dividends paid to GHC	-	-	-	(450,000)	-	-	-	(450,000)
Net transfers to GHC	-	-	-	-	(36,199)	-	-	(36,199)
Reclassification of Additional GHC investment (deficit) in connection with spin-off	-	-	-	(508,888)	508,888	-	-	-
Net income	-	-	-	89,033	-	-	-	89,033
Changes in pension (net of tax)	-	-	-	-	-	-	(557)	(557)
Equity-based compensation	36,612	1	4,929	-	-	-	-	4,930
Forfeiture of restricted stock	(8,347)	-	-	-	-	-	-	-
Repurchase of common stock	(38,136)	-	-	-	-	(16,367)	-	(16,367)
Dividends paid to stockholders	-	-	-	(8,782)	-	-	-	(8,782)
Balance at December 31, 2015	5,833,442	$59	$4,929	$447,282	$-	$(16,367)	$(557)	$435,346

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$89,033	$147,309	$104,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,635	134,167	125,709
Equity-based compensation	9,213	1,997	2,361
(Benefit) provision for deferred income taxes	(11,282)	4,276	(2,645)
Net loss on sales of property, plant and equipment	602	858	3,294
Net gain on sale of intangible assets	-	(75,249)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(4,976)	627	(917)
Prepaid assets	1,763	(3,429)	(1,230)
Accounts payable and accrued liabilities	15,417	(4,800)	1,022
Deferred revenue	1,359	3,200	-
Income taxes payable	2,231	(322)	1,344
Other assets and other liabilities, net	2,418	(2,801)	3,198
Net cash provided by operating activities	246,413	205,833	236,647

Cash flows from investing activities:
Cash paid for property, plant and equipment	(156,136)	(177,400)	(141,949)
Proceeds from sales of intangible assets	-	97,399	-
Proceeds from sales of property, plant and equipment	937	1,638	1,839
Other	(26)	(37)	(71)
Net cash used in investing activities	(155,225)	(78,400)	(140,181)

Cash flows from financing activities:
Net transfers to GHC	(42,665)	(131,277)	(96,789)
Proceeds from issuance of long-term debt, net of issuance costs	541,114	-	-
Payments of debt issue costs	(1,768)	-	-
Payments on long-term debt	(1,250)	-	-
Repurchase of common stock	(16,367)	-	-
Dividends paid to stockholders	(8,782)	-	-
Dividends paid to GHC	(450,000)	-	-
Cash overdraft	1,319	4,016	(739)
Net cash provided by (used in) financing activities	21,601	(127,261)	(97,528)

Change in cash and cash equivalents	112,789	172	(1,062)
Cash and cash equivalents, beginning of period	6,410	6,238	7,300
Cash and cash equivalents, end of period	$119,199	$6,410	$6,238

Supplemental cash flow disclosures:
Cash paid for interest expense	14,038	-	-
Cash paid for income taxes	$29,970	$5,629	$3,128
Non-cash investing and financing activity:
Equipment financed with capital lease	$301	$-	$-
Capital expenditures in accounts payable	$9,926	$(11,615)	$18,297

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SEPARATION FROM GRAHAM HOLDINGS COMPANY AND DESCRIPTION OF BUSINESS

On July 1, 2015, Cable One, Inc. (“Cable One”) became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of its spin-off from Graham Holdings Company (“GHC”). The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution (the “spin-off”) in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015 at 12:01 a.m., based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

The financial statements included herein have been retroactively restated, including share and per share amounts, to reflect the effects of the spin-off.

Cable One owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 19 Western, Midwestern and Southern states of the United States of America. At the end of 2015, Cable One provided service to 501,241 data customers, 364,150 video customers and 127,094 voice customers.

Unless otherwise stated or the context otherwise indicates, all references in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K to “Cable One,” “us,” “our,” “we” or the “Company” means Cable One, Inc. and its wholly owned subsidiary, Cable One VoIP LLC (the “Subsidiary”). References in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K to “GHC” refer to Graham Holdings Company.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect the historical Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows of the Company for the periods presented.

Prior to the spin-off, the Company’s financial statements were derived from the consolidated financial statements and accounting records of GHC. Our Consolidated Financial Statements as of December 31, 2014 and for the years ended December 31, 2014 and 2013 were prepared solely to present the Company’s historical results of operations, financial position and cash flows for the periods prior to the spin-off as it was historically managed. The impact of transactions between the Company and GHC was included in these Consolidated Financial Statements and was considered to be effectively settled for cash in the Consolidated Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Additional GHC investment (deficit).

The Company functioned as part of the larger group of subsidiary companies controlled by GHC prior to the spin-off, and accordingly, GHC provided certain support and overhead functions to the Company. These functions included finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services were allocated to the Company based on the most relevant allocation methods to the service provided. Management believed such allocations were reasonable and were consistently applied; however, they may not have been indicative of the actual expense that would have been incurred had the Company been operating on a stand-alone basis. See Notes 12 and 16 for details on these allocations.

Additionally, prior to the spin-off, the Company participated in a centralized approach to cash management and in financing its operations managed by GHC. Cash was transferred to GHC and GHC funded the Company’s operating and investing activities as needed. Accordingly, cash and cash equivalents at GHC were not allocated to the Company in the Consolidated Financial Statements. Cash transfers to and from GHC’s cash management accounts were included within net transfers to and from GHC in the Consolidated Statements of Stockholders’ Equity. GHC’s third-party debt, and the related interest expense, were not allocated to the Company for any of the periods presented as the Company was not the legal obligor on the debt and GHC borrowings were not directly attributable to the Company’s business.

As the Company did not operate as a stand-alone entity prior to July 1, 2015, the Consolidated Financial Statements included herein may not necessarily be indicative of the Company’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during all of the years presented.

Certain reclassifications have been made to prior year amounts to conform to the current year presentations.

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company and the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting. ASC 280 - Segment Reporting (“ASC 280”) requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable systems within our geographic regions. Each cable system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each cable system deploys similar technology to deliver our products and services, operates within a similar regulatory environment and has similar economic characteristics. Management evaluated the criteria for aggregation under ASC 280 and believes that we meet each of the respective criteria set forth. Accordingly, management has identified one reportable segment.

Use of Estimates in the Preparation of the Consolidated Financial Statements. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. Revenues are primarily derived from subscriber fees for video, data and voice services, and from the sale of advertising.

The Company recognizes subscriber revenue as each service is provided. Revenue received from subscribers who purchase bundled services (e.g., the Company sells data, video and voice services to a customer) at a discounted rate is allocated to each product in a pro-rata manner based on the individual product’s selling price on a standalone basis. The Company typically bills customers in advance on a monthly basis. The Company manages credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. Various measures are used to collect outstanding amounts when a customer’s account is delinquent, including termination of the customer’s cable services. Installation revenue is recognized when the connection of the customer to the Company’s cable system is completed, as installation revenue is less than the related direct selling costs.

The Company generally receives an allocation of scheduled advertising time as part of its distribution agreements with cable networks, which the Company sells to local, regional and national advertisers. The Company recognizes advertising revenue when the commercials are aired. In most cases, the available advertising time is sold by the Company’s internal sales force. Since the Company is acting as a principal in these arrangements, the advertising that is sold is reported as revenue on a gross basis. In cases where advertising time is sold by agencies, the Company is not acting as a principal and the advertising sold is reported net of agency fees.

Under the terms of the Company’s cable franchise agreements, the Company is generally required to pay to the franchising authority an amount based on the gross amount billed to the customer. The Company normally passes these fees to its customers and reports the fees on a gross basis as a component of revenue with the corresponding costs included in operating expense. The franchise authority assesses the Company directly for these fees and it is the Company’s obligation to pay the fees. The amount of such fees recorded on a gross basis was $15.7 million, $16.7 million and $18.4 million in 2015, 2014 and 2013, respectively.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. Concentration of credit risk with respect to the Company’s cash balance is limited. The Company maintains or invests its cash with highly qualified financial institutions. With respect to the Company’s receivables, credit risk is limited due to the large number of customers, individually small balances and short payment terms

Programming Costs. The Company’s programming costs are the fees paid to license the programming that is distributed to video customers and are recorded in the period the services are provided. Programming costs are recorded based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. From time to time, these agreements expire and programming continues to be distributed to customers while the parties negotiate new contractual terms. While payments are typically made under the prior agreement’s terms, the amount of programming costs recorded during these interim periods is based on the Company’s estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim periods are recorded in the period of resolution.

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $22.5 million, $22.9 million and $22.3 million in 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents. For financial reporting purposes, the Company considers all highly liquid investments with original maturities at purchase of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

Allowance for Doubtful Accounts. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical collection experience and management’s evaluation of the financial condition of the customer. The Company generally considers an account past due or delinquent when a customer misses a scheduled payment. The Company writes off accounts receivable balances deemed uncollectible against the allowance for doubtful accounts generally when the account is turned over for collection to an outside collection agency.

Fair Value Measurements. Fair value measurements are determined based on the assumptions that a market participant would use in pricing an asset or liability based on a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs, such as quoted prices in active markets (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measure. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.

The Company measures certain assets – including goodwill; intangible assets; and property, plant and equipment – at fair value on a nonrecurring basis when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.

Fair Value of Financial Instruments. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these financial instruments.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives of the property, plant and equipment (in years):

Cable distribution systems	10	-	12
Customer premise equipment			5
Other equipment, vehicles and fixtures	3	-	10
Capitalized software	3	-	5
Buildings and improvements			20

The costs of leasehold improvements are amortized over the lesser of their useful lives or the terms of the respective leases.

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software, including costs associated with coding, software configuration, upgrades and enhancements.

The Company capitalizes costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs. The cost of subsequent disconnects and reconnects are expensed as they are incurred.

Evaluation of Long-Lived Assets. The recoverability of property, plant and equipment and amortized intangible assets is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered to not be recoverable when the undiscounted estimated future cash flows are less than the asset’s recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed of are determined in a similar manner, but the fair market value would be reduced for estimated costs to dispose.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from franchise agreements, as the Company expects its cable franchise agreements to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company historically has obtained renewals and extensions of such agreements for nominal costs and without any material modifications to the agreements.

The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In reviewing the carrying value of indefinite-lived intangible assets, the Company aggregates its cable systems on a regional basis. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review or indefinite-lived intangible asset quantitative impairment review. The Company reviews the goodwill for impairment using the two-step process and the indefinite-lived intangible assets using the quantitative process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

Pension and Other Postretirement Benefits. The Company maintains various pension and incentive savings plans. The Company recognizes the overfunded or underfunded status of the defined benefit SERP (as defined in Note 13) as an asset or liability in its statement of financial positon and recognizes change in that funded status in the year in which the changes occur through comprehensive income. The Company measures changes in the funded status of its plans using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return and the rate of compensation increase. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

Self-Insurance. The Company uses a combination of insurance and self-insurance for a number or risks, including claims related to employee health care and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. The expected loss accruals are based on estimates, and, while the Company believes that the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

Equity-Based Compensation. The Company measures compensation expense for awards settled in shares based on the grant date fair value of the award. The Company measures compensation expense for awards settled in cash, or that may be settled in cash, based on the fair value at each reporting date. The Company recognizes the expense over the requisite service period, which is generally the vesting period of the award.

Income Taxes. During the periods presented, the Company’s income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. Prior to the spin-off, the Company’s operations were historically included in GHC’s consolidated U.S. Federal and certain state tax returns. The results from being included in the consolidated tax returns were included in Additional GHC investment (deficit). The Company did not maintain taxes payable to/from GHC and was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in respective jurisdictions. These settlements were reflected as net transfer to/from GHC within Additional GHC investment (deficit).

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations; this evaluation is made on an ongoing basis. In the event the Company were to determine that it was not able to realize net deferred income tax assets in the future, the Company would record a valuation allowance, which would increase the provision for income taxes.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company records a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on the tax return. Changes in the estimate are recorded in the period in which such determination is made.

Asset Retirement Obligations. Certain of the Company’s cable franchise agreements and lease agreements contain provisions requiring it to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew our cable franchise agreements and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could be terminated unexpectedly, which could result in the Company incurring significant expense in complying with restoration or removal provisions. The Company does not have any significant liabilities related to asset retirements recorded in the financial statements.

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

In November 2015, the FASB issued new guidance that eliminates the requirement to bifurcate deferred taxes between current and noncurrent on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance can be either applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. We early-adopted this guidance on a prospective basis as of December 31, 2015, and the Consolidated Balance Sheet as of December 31, 2015 reflects the revised classification of current deferred tax assets and liabilities as noncurrent. Adoption of this guidance resulted in an immaterial reclassification between current deferred tax assets and noncurrent deferred tax assets. There is no other impact on the financial statements due to early-adopting this guidance.

3.       REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Residential
Video	$332,716	$361,668	$386,168
Data	294,486	265,718	252,296
Voice	50,148	62,396	74,992
Business services	88,741	76,829	64,425
Advertising sales	31,034	35,362	35,237
Other	10,141	12,839	12,589
Total revenues	$807,266	$814,812	$825,707

The amount of franchise fees recorded on a gross basis was $15.7 million, $16.7 million and $18.4 million for 2015, 2014, and 2013, respectively.

4.       ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Accounts receivable, net	$30,715	$26,327
Other receivables	3,990	3,402
	$34,705	$29,729

The change in allowance for doubtful accounts was as follows:

	Allowance for Doubtful Accounts
(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2015	$621	$3,294	$(3,051)	$864
2014	$1,207	$3,907	$(4,493)	$621
2013	$2,070	$5,531	$(6,394)	$1,207

Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Accounts payable	$30,925	$17,155
Programming costs	13,451	14,787
Accrued compensation and related benefits	16,146	12,226
Accrued sales and other operating taxes	5,672	6,301
Cash overdrafts	8,703	7,384
Franchise fees	4,760	5,317
Other accrued expenses	15,631	8,249
	$95,288	$71,419

5.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2015	2014
Cable distribution systems	$1,017,250	$1,309,475
Customer premise equipment	259,678	270,785
Other equipment and fixtures	317,696	294,847
Buildings and leasehold improvements	84,503	77,721
Capitalized software	75,027	66,567
Construction in progress	89,742	50,816
Land	9,482	9,470
	$1,853,378	$2,079,681

Less accumulated depreciation	(1,212,811)	(1,463,451)
	$640,567	$616,230

Depreciation expense was $140.6 million, $134.2 million and $125.7 million in 2015, 2014 and 2013, respectively.

The cable industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network.

For the years ended December 31, 2015, 2014 and 2013, cash paid for property, plant and equipment was $156.1 million, $177.4 million, and $141.9 million, respectively.

The Company's previous headquarters building was held for sale at December 31, 2015. The building's carrying value of $8.1 million was included in Other assets at December 31, 2015.

6.      GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at December 31, 2015 and 2014 was $85.5 million. Historically, the Company has not recorded any impairment of goodwill.

Intangible assets consisted of the following (in thousands):

				December 31, 2015
	Useful Life Range (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	4,127	3,678	449

Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

				December 31, 2014
	Useful Life Range (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	4,107	3,536	571

Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

Amortization of intangible assets was $0.1 million, $0.2 million and $0.2 million in 2015, 2014 and 2013, respectively. Amortization of intangible assets is estimated to be approximately $0.1 million in each of the next four years through 2019 and $0.05 million thereafter.

In July 2014, the Company sold wireless spectrum licenses that were purchased in 2006 and recorded a pre-tax non-operating gain of $75.2 million included in Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income.

7.      LONG-TERM DEBT

5.750% Senior Unsecured Notes Due 2022. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.750% senior unsecured notes due 2022 (the “Notes”). The Company used the proceeds from the Notes offering to pay a special one-time cash dividend to GHC of $450 million on June 29, 2015 in connection with the spin-off.

The Notes have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state or other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any other applicable securities laws. The Notes were offered in the United States only to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration set forth in Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on the exemption from registration set forth in Regulation S under the Securities Act.

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

Additionally, at any time prior to June 15, 2018, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin.  The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. As of December 31, 2015, borrowings under the Senior Credit Facilities bear interest at LIBOR plus 1.50% per annum or at the adjusted base rate plus 0.50%.  In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of December 31, 2015, the commitment fee accrues at a rate of 0.25% per annum.

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

We were in compliance with all debt covenants as of December 31, 2015.

As of December 31, 2015, the future maturities of long-term debt were as follows (in thousands):

Amount
2016	$3,750
2017	6,250
2018	8,750
2019	12,500
2020	67,500
Thereafter	450,301
$549,051

8.      INCOME TAXES

Income before income taxes was $145.4 million, $238.0 million and $164.3 million for 2015, 2014 and 2013, respectively.

The provision for income taxes consisted of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2015
U.S. Federal	$60,201	$(12,163)	$48,038
State and Local	7,468	881	8,349
	$67,669	$(11,282)	$56,387

Year Ended December 31, 2014
U.S. Federal	$73,636	$4,143	$77,779
State and Local	12,788	133	12,921
	$86,424	$4,276	$90,700

Year Ended December 31, 2013
U.S. Federal	$57,476	$(1,331)	$56,145
State and Local	4,969	(1,314)	3,655
	$62,445	$(2,645)	$59,800

The provision for income taxes on operations exceeded the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income from operations before taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
U.S. Federal taxes at statutory rate	$50,897	$83,303	$57,509
State and local taxes, net of U.S. Federal tax	5,427	8,399	2,365
Other, net	63	(1,002)	(74)
Provision for Income Taxes	$56,387	$90,700	$59,800

Deferred income taxes consisted of the following:

	As of December 31,
(in thousands)	2015	2014
Other benefit obligations	$9,396	$8,305
Equity-based compensation	1,868	-
Accounts receivable	327	236
Other	839	688
Deferred Tax Assets, Net	12,430	9,229
Property, plant and equipment	122,789	134,729
Goodwill and other intangible assets	166,268	164,591
Deferred Tax Liabilities	289,057	299,320
Deferred Income Tax Liabilities, Net	$276,627	$290,091

The Company has not established valuation allowances against any U.S. Federal or state deferred tax assets.

Before the spin-off, the Company was included in consolidated U.S. Federal and Arizona corporate income tax returns filed by GHC, and also filed in various other state and local governmental jurisdictions. The U.S. Federal tax return filing is considered the only major tax jurisdiction. The statute of limitations has expired on all GHC consolidated U.S. Federal corporate income tax returns filed through 2009. The Internal Revenue Service (“IRS”) is currently examining the 2010 GHC consolidated U.S. Corporation Income Tax Return; the scope of the examination currently does not include any tax return activity for the Company. After the 2010 examination is completed, GHC expects that the IRS will start to examine subsequent tax years, and such examinations may include activity for the Company.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions and has determined that there are no material transactions and no material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation.

9.      FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $18.3 million and $19.1 million at December 31, 2015 and 2014, respectively. These liabilities are included in Accrued compensation and related benefits in the Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s long-term debt, including current portion, money market and commercial paper investments as of December 31, 2015 were as follows (in thousands):

	December 31, 2015
	Carrying Amount	Fair Value
Assets:
Money market and commercial paper investments	$109,993	$109,993
Long-term debt, including current portion
Notes	$450,000	$449,550
Term Loan	$98,750	$98,750

The fair value of the Notes was estimated based on market prices in active markets (Level 2). The fair value of the Term Loan was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2). Money market investments are included in cash and cash equivalents in the Consolidated Balance Sheets. The Company’s commercial paper investments with original maturities of 90 days or less are also included in cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the commercial paper (Level 1), or inputs that include quoted market prices for investments similar to the money market investments (Level 2).

10.      TREASURY STOCK

On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As of December 31, 2015, the Company repurchased 38,136 shares at an aggregate cost of $16.4 million.

11.      EQUITY-BASED COMPENSATION

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

On August 4, 2015, the Board approved compensation arrangements for its non-employee directors (the “Director Compensation Program”) under the 2015 Plan. The Director Compensation Program provides that each non-employee director is entitled to an annual retainer of $150,000, plus an additional annual retainer of $15,000 for each non-employee director who serves as a committee chair or as lead independent director.  Each such retainer will be provided in the form of RSUs.  Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board.  Notwithstanding the foregoing, such RSUs will vest, and be settled, upon a change of control of the Company.

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

The Restricted Shares and RSUs are collectively referred to as “restricted stock”, and a summary of the restricted stock is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2015	-	$-
Granted	39,737	$383.18
Unvested as of December 31, 2015	39,737

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Equity-based compensation expense for restricted stock was $3.9 million for 2015. At December 31, 2015, there was $11.3 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2014	-	$-	$-
Granted	135,600	422.31	87.22
Outstanding as of December 31, 2015	135,600	$422.31	$87.22	$-	9.7

Vested and exercisable as of December 31, 2015	-	$-	$-	$-	-

The fair value of the SARs was measured based on the Black-Scholes model. The inputs used in the fair value measurement for 2015 were as follows:

2015
Expected volatility	24.0%
Risk-free interest rate	1.75%
Expected term (in years)	6.25
Expected dividend yield	1.45%

Compensation expense associated with unvested SARs is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Equity-based compensation expense for these SARs was $1.0 million for 2015. At December 31, 2015, there was $10.8 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted average period of 2.2 years.

The Black-Scholes model used to estimate the fair value of our SARs requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the SAR and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

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

In addition to the assumptions used in the Black-Scholes model, the amount of SAR expense we recognize in our Consolidated Statements of Operations and Comprehensive Income includes an estimate of SAR forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in the estimated forfeiture rate can have a significant impact on our equity-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the equity-based compensation expense recognized in the Consolidated Financial Statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the equity-based compensation expense recognized in our Consolidated Financial Statements.

Compensation Expense. Total equity-based compensation expense recognized was $9.2 million, $2.0 million and $2.4 million for 2015, 2014 and 2013, respectively. The Company recorded a tax benefit of $1.9 million which relates primarily to a portion of the SARs and Restricted Shares and was reflected net of deferred tax liability on the Consolidated Balance Sheet as of December 31, 2015. Prior to the spin-off, a portion of these charges related to costs allocated to the Company for GHC corporate employees not solely dedicated to the Company. As of December 31, 2015 and 2014, there were 0 and 20,140, respectively, in GHC restricted stock awards outstanding related to the Company’s specific employees. As of December 31, 2015 and 2014, there were approximately 0 and 19,000, respectively, in GHC stock options outstanding related to the Company’s specific employees. These awards and related amounts are not necessarily indicative of awards and amounts that would have been granted if the Company had been an independent, publicly-traded company for the periods presented.

Also, in connection with the spin-off, GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable One employees.  The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards.  The Company recorded incremental stock compensation expense, net of forfeitures, during 2015 amounting to $3.7 million, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

12.      POSTEMPLOYMENT BENEFIT PLANS, PRE-SPIN

Multiemployer Benefit Plans. As discussed in Note 2, through June 30, 2015, certain of the Company’s employees participated in The Retirement Plan for Graham Holdings Company (the “GHC Retirement Plan”) and GHC’s Supplemental Executive Retirement Plan (collectively with the GHC Retirement Plan, the “GHC Plans”). The total cost of the GHC Plans was actuarially determined and the Company received an allocation of the service cost associated with the GHC Plans based upon actual benefits earned by the Company’s employees. The amount of pension expense allocated to the Company related to these multiemployer plans was $2.1 million, $3.9 million and $4.1 million in 2015, 2014 and 2013, respectively, and is reflected within operating and selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2015 and December 31, 2014, the GHC Retirement Plan was fully funded and is not in critical or endangered status as currently defined by the Pension Protection Act of 2006. The GHC SERP is unfunded.

Multiemployer Savings Plans. Also, through June 30, 2015, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. The defined contribution plans allowed eligible employees to contribute a portion of their salary to the plans, and in some cases, a matching contribution to the funds was provided. The Company recorded expense associated with these defined contribution plans of approximately $0.3 million, $0.7 million and $1.0 million in 2015, 2014 and 2013, respectively.

13.      POSTEMPLOYMENT BENEFIT PLANS, POST-SPIN

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

Upon the spin-off, under the DB SERP, a $4.1 million long-term liability was transferred from GHC to Cable One representing the accumulated benefits of the three participants in the DB SERP. As the DB SERP is unfunded, the Company makes contributions to the SERP based on actual benefits payments.

The Company uses a measurement date of December 31 for the DB SERP.

The Company’s CEO, President, and one other executive participate in the DB SERP. Refer to Note 14 for further details related to this defined benefit plan.

On June 5, 2015, the Board also adopted the Cable One Inc. 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for eligible employees to contribute a portion of their salary to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $1.2 million for 2015. The 401(k) Plan provides non-discretionary matching contributions up to 5% of an employee’s eligible compensation up to the salary limitation applicable to tax-qualified plans ($265,000 in 2015). Participants are immediately vested in the Company matching contributions.

The Company also maintains the defined contribution portion of the SERP for the benefit of certain highly compensated executives (the “DC SERP”). The DC SERP provides key executives with tax-deferred accruals of amounts proportionate to the benefits available to non-highly compensated participants in the 401(k) Plan, to the extent that benefits exceed those under the sponsored basic plans because of the tax law limitations ($53,000 in 2015). Among the benefits provided under the DC SERP is a supplemental defined contribution plan benefit wherein the Company provides a matching contribution percentage up to 3% of the participating executive’s base salary in excess of the annual compensation limit applied to qualified plan benefits ($265,000 in 2015). The executive is required to defer compensation to the DC SERP savings plan in order to receive the applicable matching Company credit each year. Amounts deferred under the DC SERP are payable on the first day of the seventh month following termination of service. The Company recorded matching contributions to the DC SERP of less than $0.1 million for 2015.

In addition to the advent of the post-spin postemployment plans described above, the Company has (prior to the spin-off) and may continue to enter into arrangements with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives under the Cable One, Inc. Deferred Compensation Plan. Upon execution of the agreements the Company transfers the deferred incentive to a long-term liability. Market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense. The Company recorded a gain of $1.1 million and a loss of $2.5 million for 2015 and 2014, respectively. The total deferred compensation balance as of December 31, 2015 and 2014 was $18.3 million and $19.1 million, respectively, which is included within the Accrued compensation and related benefits line item on the Consolidated Balance Sheets.

In 1999, the Company’s CEO was granted a special deferred compensation award in recognition of his efforts in growing Cable One. Annual payouts under this arrangement will commence when he turns age 65 or, if later, when he separates service with Cable One. If the award is deferred beyond the CEO's 65th birthday due to his continued employment with the Cable One, the base amounts will begin accruing interest on May 1, 2016 at an annual rate corresponding to the applicable rate for 12-month U.S. treasury bills (set at each anniversary and carried forward), credited and compounded on an annual basis. The award may be payable in installments upon mutual agreement of Cable One and the CEO, not to extend beyond a ten-year period, however, in the event of his death after his 65th birthday, all amounts due will be payable in a lump sum within 60 days. No amounts were paid to the CEO in 2015 in respect of this arrangement. As of December 31, 2015, the Company had an accrued liability of $2.0 million for this special deferred compensation, which is included within the Accrued compensation and related benefits line item on the Consolidated Balance Sheets.

14.      DEFINED BENEFIT POSTRETIREMENT PLAN

The Company recorded $0.1 million in DB SERP expense for 2015. The DB SERP long-term liability was $5.1 million as of December 31, 2015.

The following table sets forth obligation, asset and funding information for the DB SERP:

As of December 31,
(in thousands)	2015
Change in Benefit Obligation
Benefit obligation at July 1, 2015	$4,115
Interest cost	105
Actuarial loss (gain)	910
Benefits paid	(6)
Benefit Obligation at End of Year	$5,124

The accumulated benefit obligation for the DB SERP at December 31, 2015 and July 1, 2015, was $5.1 million and $4.1 million, respectively. The amounts recognized in the Consolidated Balance Sheets for its defined benefit pension plans were as follows:

(in thousands)	As of December 31, 2015
Current liability	$(334)
Noncurrent liability	(4,790)
Recognized Asset (Liability)	$(5,124)

Key assumptions utilized for determining the benefit obligation included the use of a discount rate of 4.22%.

The Company made contributions to the DB SERP of $0.01 million and $0 for the years ended December 31, 2015 and 2014, respectively. As the plan is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments.

At December 31, 2015, future estimated benefit payments, excluding charges for early retirement programs, were as follows:

(in thousands)			DB SERP
2016			$341
2017			338
2018			336
2019			333
2020			328
2021	–	2025	1,592

During 2016, the Company expects to recognize the following amortization components of net periodic cost for the DB SERP:

(in thousands)	DB SERP
Actuarial loss recognition	$182

15.	NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013

Historical net income per share - Basic
Numerator:
Net income	$89,033	$147,309	$104,511
Denominator:
Weighted average common shares outstanding	5,853,283	5,843,313	5,843,313
Basic net income per common share	$15.21	$25.21	$17.89

Historical net income per share - Diluted
Numerator:
Net income	$89,033	$147,309	$104,511
Denominator:
Weighted average common shares outstanding	5,853,283	5,843,313	5,843,313
Effect of dilutive SARs (1)	6,806	-	-
Weighted average common shares outstanding	5,860,089	5,843,313	5,843,313
Diluted net income per common share	$15.19	$25.21	$17.89

(1) Anti-dilutive share equivalents included 89,909 SARs as of December 31, 2015 and 0 SARs as of December 31, 2014 and 2013.

16.      RELATED PARTY TRANSACTIONS

Allocation of expenses. Prior to the spin-off, the Consolidated Financial Statements included allocations of expenses from GHC for certain overhead functions, including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $5.8 million, $12.7 million and $12.1 million in 2015, 2014 and 2013, respectively, of corporate overhead costs incurred by GHC. These cost allocations are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

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

Additional GHC Investment (Deficit). Prior to the spin-off, the net assets of the Company were represented by the cumulative investment in the Company by GHC that is shown as Additional GHC investment (deficit), which comprised share capital, settlements of intercompany balances and transactions between the Company and GHC, and net transfers of cash and cash equivalents. The settlement of intercompany balances and transactions between the Company and GHC that were not historically settled in cash were included in Additional GHC investment (deficit) and thus effectively deemed settled in cash for presentation purposes.

The components of net transfers to GHC were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net change in current income tax accounts	$(39,083)	$85,071	$56,672
Allocation of overhead and other expenses from GHC	5,800	12,671	12,106
Net advances to GHC	(2,916)	(227,022)	(163,205)
Total net transfers to GHC	$(36,199)	$(129,280)	$(94,427)

17.      COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of the Company’s operations. For example, the Company is contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the Consolidated Balance Sheets.

The Company’s rent expense, which primarily includes facility rental expense, was $8.4 million in 2015, $1.8 million in 2014 and $1.6 million in 2013. The Company has lease obligations under various operating leases including minimum lease obligations for real estate. These amounts exclude pole attachments.

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2015 under various contractual obligations (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Programming purchase commitments (1)	Operating leases	Long-term debt	Other purchase obligations (2)	Total
Years ending December 31,
2016	$148,296	$782	$3,750	$42,959	$195,787
2017	88,658	484	6,250	17,548	112,940
2018	78,209	266	8,750	9,906	97,131
2019	63,194	248	12,500	3,395	79,337
2020	56,697	184	67,500	1,157	125,538
Thereafter	33,905	797	450,301	5,409	490,412
Total	$468,959	$2,761	$549,051	$80,374	$1,101,145

(1)	Includes commitments to purchase programming to be produced in future years.
(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2015 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements.

The following items are not included as contractual obligations due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•

The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole attachments was approximately $5.7 million, $5.5 million and $5.4 million in 2015, 2014 and 2013, respectively.

•

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Consolidated Statements of Operations and Comprehensive Income were $15.7 million, $16.7 million and $18.4 million in 2015, 2014 and 2013, respectively.

•

The Company has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2015 and 2014 totaled $4.6 million. Payments under these arrangements are required only in the event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

18.      SUMMARY OF QUARTERLY OPERATING RESULTS

Statement of Operations Information	For Each of the Four Quarters in the Year Ended December 31, 2015 (Unaudited)
(in thousands, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$202,909	$202,698	$198,215	$203,444
Operating costs and expenses	166,976	166,909	159,219	152,420
Income from operations	35,933	35,789	38,996	51,024
Net income	22,109	21,434	19,412	26,078

Net income per common share:
Basic	$3.78	$3.67	$3.31	$4.45
Diluted	$3.78	$3.67	$3.30	$4.44

Weighted average common share outstanding:
Basic	5,843,313	5,843,313	5,871,928	5,854,253
Diluted	5,843,313	5,843,313	5,875,588	5,864,083

Statement of Operations Information	For Each of the Four Quarters in the Year Ended December 31, 2014 (Unaudited)
(in thousands, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$208,546	$205,111	$199,687	$201,468
Operating costs and expenses	169,179	161,669	163,089	157,062
Income from operations	39,367	43,442	36,598	44,406
Net income	24,345	26,867	69,205	26,892

Net income per common share:
Basic	$4.17	$4.60	$11.84	$4.60
Diluted	$4.17	$4.60	$11.84	$4.60

Weighted average common share outstanding:
Basic	5,843,313	5,843,313	5,843,313	5,843,313
Diluted	5,843,313	5,843,313	5,843,313	5,843,313