Form 10-Q
period 2016-03-31
Cable One, Inc.
filed 2016-05-05
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of May 2, 2016
Common Stock, par value $0.01	5,740,828

CABLE ONE, INC.

FORM 10-Q

 i

PART I:  FINANCIAL INFORMATION

Item 1.     Financial Statements

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$106,217	$119,199
Accounts receivable, net	29,738	34,705
Prepaid assets	15,772	10,824
Total current assets	151,727	164,728
Property, plant and equipment, net	632,692	640,567
Intangibles, net	496,744	496,770
Goodwill	85,488	85,488
Other assets	11,013	11,252
Total assets	$1,377,664	$1,398,805

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$78,559	$95,288
Deferred revenue	22,392	22,363
Income taxes payable	17,196	5,431
Long-term debt - current portion	4,375	3,750
Total current liabilities	122,522	126,832
Long-term debt	534,663	535,511
Accrued compensation and related benefits	24,192	24,399
Other liabilities	152	90
Deferred income taxes	273,957	276,627
Total liabilities	955,486	963,459

Commitments and contingencies (see Note 15)

Stockholders' Equity
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,886,163 and 5,879,925 shares issued, and 5,757,121 and 5,833,442 shares outstanding as of March 31, 2016 and December 31, 2015, respectively)	59	59
Additional paid-in capital	7,975	4,929
Retained earnings	465,632	447,282
Accumulated other comprehensive loss	(530)	(557)
Treasury stock, at cost (129,042 and 46,483 shares held as of March 31, 2016 and December 31, 2015, respectively)	(50,958)	(16,367)
Total stockholders' equity	422,178	435,346

Total liabilities and stockholders' equity	$1,377,664	$1,398,805

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share and share data)	2016	2015
Revenues	$202,805	$202,909
Costs and Expenses
Operating (excluding depreciation and amortization)	76,836	81,269
Selling, general and administrative	43,893	49,329
Depreciation and amortization	34,693	36,380
	155,422	166,978
Income from operations	47,383	35,931
Interest expense	(7,555)	-
Other income (expense), net	510	(18)
Income before income taxes	40,338	35,913
Provision for income taxes	13,294	13,805
Net income	$27,044	$22,108

Other comprehensive loss, before tax:
Other postretirement plan: Actuarial loss	(45)	-
Other comprehensive loss, before tax	(45)	-
Income tax benefit related to other comprehensive loss	18	-
Other comprehensive loss, net of tax	(27)	-
Comprehensive income	$27,017	$22,108

Net income per common share: (a)
Basic	$4.67	$3.78
Diluted	$4.65	$3.78
Weighted average common shares outstanding: (a)
Basic	5,796,252	5,843,313
Diluted	5,810,639	5,843,313

__________

(a) On July 1, 2015, Graham Holdings Company distributed 5,843,313 shares of Cable One, Inc. common stock to existing holders of Graham Holdings Company common stock. Basic and diluted net income per common share for the three months ended March 31, 2015 are calculated using the number of shares distributed on July 1, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2015	5,833,442	$59	$4,929	$447,282	$(16,367)	$(557)	$435,346
Net income	-	-	-	27,044	-	-	27,044
Changes in pension (net of tax)	-	-	-	-	-	27	27
Equity-based compensation	6,238	-	3,046	-	-	-	3,046
Forfeiture of restricted stock	(725)	-	-	-	-	-	-
Repurchase of common stock	(81,834)	-	-	-	(34,591)	-	(34,591)
Dividends paid to stockholders	-	-	-	(8,694)	-	-	(8,694)
Balance at March 31, 2016	5,757,121	$59	$7,975	$465,632	$(50,958)	$(530)	$422,178

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$27,044	$22,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,693	36,380
Amortization of deferred financing costs	404	-
Equity-based compensation	3,046	273
Deferred income taxes	(2,670)	(5,580)
Net loss on sales of property, plant and equipment	408	417
Changes in operating assets and liabilities:
Accounts receivable, net	4,967	3,849
Prepaid assets	(4,948)	(2,068)
Accounts payable and accrued liabilities	2,473	(428)
Deferred revenue	29	1,046
Income taxes payable	11,765	87
Other assets and other liabilities, net	328	(314)
Net cash provided by operating activities	77,539	55,770

Cash flows from investing activities:
Capital expenditures	(27,395)	(31,702)
Change in accrued expenses related to capital expenditures	(19,365)	(5,715)
Proceeds from sales of property, plant and equipment	195	8
Net cash used in investing activities	(46,565)	(37,409)

Cash flows from financing activities:
Net transfers to GHC	-	(11,620)
Payments on long-term debt	(628)	-
Repurchase of common stock	(34,591)	-
Dividends paid to stockholders	(8,694)	-
Cash overdraft	(43)	(4,087)
Net cash used in financing activities	(43,956)	(15,707)

Change in cash and cash equivalents	(12,982)	2,654
Cash and cash equivalents, beginning of period	119,199	6,410
Cash and cash equivalents, end of period	$106,217	$9,064

Supplemental cash flow disclosures:
Cash paid for interest expense	$646	$-
Cash paid for income taxes	$3,624	$1,181
Non-cash investing and financing activity:
Equipment financed with capital lease	$-	$301

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

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

Cable One owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 19 Western, Midwestern and Southern states of the United States of America. As of March 31, 2016, Cable One provided service to 508,424 data customers, 350,576 video customers and 123,910 voice customers.

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Cable One,” “us,” “our,” “we” or the “Company” means Cable One, Inc. and its wholly owned subsidiary, Cable One VoIP LLC (the “Subsidiary”). References in this Quarterly Report on Form 10-Q to “GHC” refer to Graham Holdings Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). They reflect the historical Condensed Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows of the Company for the periods presented. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Prior to the spin-off, the Company’s financial statements were derived from the consolidated financial statements and accounting records of GHC. The Company’s Condensed Consolidated Financial Statements as of and for the period ended March 31, 2015 were prepared solely to present the Company’s historical results of operations, financial position and cash flows for the periods prior to the spin-off as it was historically managed. The impact of transactions between the Company and GHC was included in these Condensed Consolidated Financial Statements and was considered to be effectively settled for cash in the Condensed Consolidated Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity.

The Company functioned as part of the larger group of subsidiary companies controlled by GHC prior to the spin-off, and accordingly, GHC provided certain support and overhead functions to the Company. These functions included finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services were allocated to the Company based on the most relevant allocation methods to the service provided. Management believed such allocations were reasonable and were consistently applied; however, they may not have been indicative of the actual expense that would have been incurred had the Company been operating on a stand-alone basis. See Notes 10 and 14 for details on these allocations.

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

During the pre-spin periods presented, the Company’s income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. Prior to the spin-off, the Company’s operations were historically included in GHC’s consolidated U.S. Federal and certain state tax returns. The Company did not maintain taxes payable to/from GHC and was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in respective jurisdictions.

The Company’s results of operations for the three months ended March 31, 2016 and 2015 may not be indicative of the Company’s future results. In addition, as the Company did not operate as a stand-alone entity prior to July 1, 2015, the Condensed Consolidated Financial Statements included herein may not necessarily be indicative of the Company’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during all of the periods presented.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation. See the “Recently Adopted and Issued Accounting Pronouncements” section below for information regarding a balance sheet reclassification of deferred financing costs that resulted from the adoption of new accounting guidance. The Company also reclassified amounts in its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 from Capital expenditures to Change in accrued expenses related to capital expenditures to conform to the current year presentation. This reclassification had no impact on the previously reported cash flows from investing activities.

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

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The new guidance should be applied on a full retrospective basis to all periods presented. This guidance is effective for interim and fiscal years beginning after December 15, 2015. In accordance with the provisions of the new guidance, the Company has recorded unamortized debt issuance costs net of the long-term debt liability in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. This resulted in a reclassification of deferred financing costs, which caused a reduction of $9.8 million to Long-term debt, $1.6 million to Current Assets and $8.2 million to Other assets in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.

In September 2015, the FASB issued new guidance that requires that an acquirer retrospectively adjust provisional amounts reflected in its financial statements arising from a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the guidance requires that the acquirer reflect adjustments to provisional amounts that are identified during the measurement period in the financial statements for the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the adjustment had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this guidance, with early adoption permitted. The Company does not expect this guidance to have an impact on its financial statements unless an acquisition is made.

In February 2016, the FASB issued new guidance that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for interim and fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of its pending adoption of this new guidance on its financial statements.

In March 2016, the FASB issued new guidance affecting several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. If an entity early adopts this guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the guidance in the same period. The Company is in the process of evaluating the impact of its pending adoption of this new guidance on its financial statements.

3.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Residential
Data	$83,439	$69,056
Video	74,853	87,917
Voice	11,314	14,565
Business services	23,827	21,160
Advertising sales	7,003	7,573
Other	2,369	2,638
Total revenues	$202,805	$202,909

The amount of franchise fees recorded on a gross basis was $3.6 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Cable distribution systems	$1,042,946	$1,017,250
Customer premise equipment	265,355	259,678
Other equipment and fixtures	335,713	317,696
Buildings and leasehold improvements	85,538	84,503
Capitalized software	77,457	75,027
Construction in progress	61,296	89,742
Land	9,482	9,482
	1,877,787	1,853,378
Less accumulated depreciation	(1,245,095)	(1,212,811)
	$632,692	$640,567

Depreciation expense was $34.7 million and $36.4 million for the three months ended March 31, 2016 and 2015, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2016 and December 31, 2015 was $85.5 million. Historically, the Company has not recorded any impairment of goodwill.

Intangible assets consisted of the following (in thousands):

				March 31, 2016
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,132	$3,709	$423
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

				December 31, 2015
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,127	$3,678	$449
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

Amortization of intangible assets was $0.03 million and $0.03 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of intangible assets is estimated to be approximately $0.1 million in each of the next four years through 2019 and $0.03 million thereafter.

6.	LONG-TERM DEBT

Long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior Unsecured Notes	$450,000	$450,000
Senior Credit Facilities	98,125	98,750
Capital lease obligation	298	301
Total debt	548,423	549,051
Less unamortized debt issuance costs	(9,385)	(9,790)
Less current portion long-term debt	(4,375)	(3,750)
Total long-term debt	$534,663	$535,511

5.750% Senior Unsecured Notes Due 2022. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.750% senior unsecured notes due 2022 (the “Notes”). The Notes mature on June 15, 2022 and interest is payable on June 15 and December 15 of each year.

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

The Notes were issued pursuant to an indenture (the “Indenture”) dated as of June 17, 2015. The Indenture provides for early redemption of the Notes, at the option of the Company, at the prices and subject to the terms specified in the Indenture. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of the Company’s assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods).

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

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. As of March 31, 2016, borrowings under the Senior Credit Facilities bore interest at 2.14% per annum. In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of March 31, 2016, the commitment fee accrues at a rate of 0.25% per annum.

The Senior Credit Facilities may be prepaid at any time without premium, and periodic principal repayments are due in certain quarterly installments as set forth in the Credit Agreement, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding.

The Company may, subject to the terms and conditions of the Credit Agreement, obtain additional credit facilities of up to $300 million under the Credit Agreement pursuant to an uncommitted incremental facility.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents.  The Credit Agreement also contains customary events of default. The Credit Agreement also requires the Company to maintain specified ratios of total net leverage and first lien net leverage to consolidated operating cash flow.

The Company was in compliance with all debt covenants as of March 31, 2016.

As of March 31, 2016, the future maturities of long-term debt were as follows (in thousands):

Years Ending December 31:	Amount
2016	$3,125
2017	6,250
2018	8,750
2019	12,500
2020	67,500
Thereafter	450,298
Total	$548,423

7.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $17.7 million and $18.3 million at March 31, 2016 and December 31, 2015, respectively. These liabilities are included in Accrued compensation and related benefits in the Condensed Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s money market investments, commercial paper and long-term debt, including current portion, as of March 31, 2016, were as follows (in thousands):

	March 31, 2016
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$17,908	$17,908
Commercial paper	$79,960	$79,965
Long-term debt, including current portion
Notes	$450,000	$457,875
Term Loan	$98,125	$98,125

Money market investments are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Commercial paper investments with original maturities of 90 days or less are also included in Cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the commercial paper (Level 1) or inputs that include quoted market prices for investments similar to the money market investments (Level 2). The fair value of the Notes was estimated based on market prices in active markets (Level 2). The fair value of the Term Loan was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

8.	TREASURY STOCK

On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As of March 31, 2016, the Company repurchased 119,970 shares at an aggregate cost of $51.0 million.

9.	EQUITY-BASED COMPENSATION

Through June 30, 2015, certain of the Company’s employees participated in an equity-based incentive compensation plan maintained by GHC for the benefit of certain officers, directors and employees. Equity-based awards issued to employees included non-qualified stock options and restricted stock awards. These compensation costs are recognized within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

 Certain Compensation and Benefit Plans. The Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers and employees of the Company and its affiliates are eligible to be granted one or more types of awards permitted under the 2015 Plan. The 2015 Plan includes the authority to grant awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after the tenth anniversary of its effective date.

The 2015 Plan provides that, subject to certain adjustments for certain corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is equal to 600,000, and no more than 400,000 shares may be issued pursuant to incentive stock options.

Restricted Stock Awards. The Company has granted restricted shares of Company common stock subject to service-based vesting conditions under the 2015 Plan to employees of the Company (the “Restricted Shares”). The Restricted Shares generally cliff-vest on the three-year anniversary of the grant date, except in the case of awards made to individuals (i) whose equity awards issued by GHC were forfeited in connection with the spin-off (the “Replacement Shares”), which Replacement Shares are generally scheduled to cliff-vest on December 16, 2016 (with certain exceptions as provided in the applicable award agreement), or (ii) who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares”), which Staking Shares are scheduled to cliff-vest on January 2, 2018.  The Restricted Shares are also generally subject to the achievement of certain performance goals as defined in the 2015 Plan. For awards granted in 2015, the performance goals, which have been met, related primarily to year over year growth in free cash flow.  For performance-based awards granted in 2016, the performance goals relate primarily to year over year growth in Adjusted EBITDA and to capital expenditures as a percentage of total revenues. The Restricted Shares are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

During the three months ended March 31, 2016, the Company granted 6,238 Restricted Shares, with a total value at the grant date of $2.7 million.

The compensation arrangements for the Company’s non-employee directors under the 2015 Plan provide that each non-employee director is entitled to an annual retainer of $150,000, plus an additional annual retainer of $15,000 for each non-employee director who serves as a committee chair or as lead independent director.  Each such retainer will be provided in the form of restricted stock units (“RSUs”).  Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board.

The Restricted Shares and RSUs are collectively referred to as “restricted stock,” and a summary of the restricted stock is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Unvested as of January 1, 2016	39,744	$383.18
Granted	6,245	$433.66
Unvested as of March 31, 2016	45,989

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately vest. Equity-based compensation expense for restricted stock was $1.9 million for the three months ended March 31, 2016. At March 31, 2016, there was $11.5 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Appreciation Rights. The Company has granted stock appreciation rights (“SARs”) under the 2015 Plan to certain executives and other employees of the Company. The SARs are scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2015	135,600	$422.31	$87.22	$-	9.7
Granted	-	-	-	-	-
Outstanding as of March 31, 2016	135,600	$422.31	$87.22	$-	9.4

Vested and exercisable as of March 31, 2016	-	$-	$-	$-	-

The fair value of the SARs was measured based on the Black-Scholes model. The inputs used in the fair value measurement for 2016 were as follows:

2016
Expected volatility	24.00%
Risk-free interest rate	1.75%
Expected term (in years)	6.25
Expected dividend yield	1.45%

Compensation expense associated with unvested SARs is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Equity-based compensation expense for these SARs was $0.7 million for the three months ended March 31, 2016. At March 31, 2016, there was $10.1 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted average period of 1.9 years.

Compensation Expense. Total equity-based compensation expense recognized was $3.0 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The Company recorded an additional income tax benefit of $1.2 million related to the equity-based awards granted through the first quarter of 2016. As of March 31, 2016, the total deferred tax asset related to all outstanding equity-based awards was $3.0 million.  Prior to the spin-off, a portion of these charges related to costs allocated to the Company for GHC corporate employees not solely dedicated to the Company. As of March 31, 2016 and 2015, there were 0 and 10,830, respectively, in GHC restricted stock awards outstanding related to the Company’s specific employees. As of March 31, 2016 and 2015, there were 0 and 16,000, respectively, in GHC stock options outstanding related to the Company’s specific employees.

Also, in connection with the spin-off, GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable One employees.  The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards.  The Company recorded incremental stock compensation expense, net of forfeitures, during the three months ended March 31, 2016 amounting to $0.6 million, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

10.	POSTEMPLOYMENT BENEFIT PLANS, PRE-SPIN

Multiemployer Benefit Plans. Through June 30, 2015, certain of the Company’s employees participated in The Retirement Plan for Graham Holdings Company (the “GHC Retirement Plan”) and GHC’s Supplemental Executive Retirement Plan (collectively with the GHC Retirement Plan, the “GHC Plans”). The total cost of the GHC Plans was actuarially determined and the Company received an allocation of the service cost associated with the GHC Plans based upon actual benefits earned by the Company’s employees. The amount of pension expense allocated to the Company related to these multiemployer plans was $0 and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, and is reflected within operating and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2015, the GHC Retirement Plan was fully funded and is not in critical or endangered status as currently defined by the Pension Protection Act of 2006. The GHC Supplemental Executive Retirement Plan is unfunded.

Multiemployer Savings Plans. Also, through June 30, 2015, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. The defined contribution plans allowed eligible employees to contribute a portion of their salary to the plans, and, in some cases, a matching contribution to the funds was provided. The Company recorded expense associated with these GHC-sponsored defined contribution plans of approximately $0 and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

Upon the spin-off, under the DB SERP, a $4.1 million long-term liability was transferred from GHC to Cable One representing the accumulated benefits of the three participants in the DB SERP. As the DB SERP is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments.

The Company uses a measurement date of December 31 for the DB SERP.

The Company’s CEO, President, and one other executive participate in the DB SERP. Refer to Note 12 for further details related to this defined benefit plan.

On June 5, 2015, the Board also adopted the Cable One Inc. 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for eligible employees to contribute a portion of their salary to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $0.6 million for the three months ended March 31, 2016. The 401(k) Plan provides non-discretionary matching contributions up to 5% of an employee’s eligible compensation up to the salary limitation applicable to tax-qualified plans ($265,000 in 2015). Participants are eligible to receive Company matching contributions after one year of service, and participants are immediately vested in the Company matching contributions.

The Company also maintains the defined contribution portion of the SERP for the benefit of certain highly compensated executives (the “DC SERP”). The DC SERP provides key executives with tax-deferred accruals of amounts proportionate to the benefits available to non-highly compensated participants in the 401(k) Plan, to the extent that benefits exceed those under the sponsored basic plans because of the tax law limitations ($53,000 in 2015). Among the benefits provided under the DC SERP is a supplemental defined contribution plan benefit wherein the Company provides a matching contribution percentage up to 3% of the participating executive’s base salary in excess of the annual compensation limit applied to qualified plan benefits ($265,000 in 2015). The executive is required to defer compensation to the DC SERP savings plan in order to receive the applicable matching Company credit each year. Amounts deferred under the DC SERP are payable on the first day of the seventh month following termination of service. The Company recorded matching contributions to the DC SERP of less than $0.1 million for the three months ended March 31, 2016, which is included within the Accrued compensation and related benefits line item on the Condensed Consolidated Balance Sheets.

In addition to the advent of the post-spin postemployment plans described above, the Company has (prior to the spin-off) and may continue to enter into arrangements with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives under the Cable One, Inc. Deferred Compensation Plan. Upon execution of the agreements the Company transfers the deferred incentive to a long-term liability. Market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense. The Company recorded a gain of $0.2 million and a gain of $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The total deferred compensation balance as of March 31, 2016 and December 31, 2015 was $17.7 million and $18.3 million, respectively.

In 1999, the Company’s CEO was granted a special deferred compensation award in recognition of his efforts in growing Cable One. Annual payouts under this arrangement will commence when he turns age 65 or, if later, when he separates service with Cable One. If the award is deferred beyond the CEO’s 65th birthday due to his continued employment with the Cable One, the base amounts will begin accruing interest on May 1, 2016 at an annual rate corresponding to the applicable rate for 12-month U.S. treasury bills (set at each anniversary and carried forward), credited and compounded on an annual basis. The award may be payable in installments upon mutual agreement of Cable One and the CEO, not to extend beyond a ten-year period, however, in the event of his death after his 65th birthday, all amounts due will be payable in a lump sum within 60 days. No amounts were paid to the CEO in 2016 in respect of this arrangement. As of March 31, 2016, the Company had an accrued liability of $2.0 million for this special deferred compensation, which is included within the Accrued compensation and related benefits line item on the Condensed Consolidated Balance Sheets.

12.	DEFINED BENEFIT POSTRETIREMENT PLAN

The Company recorded $0.1 million in DB SERP expense related to net periodic costs amortization of actuarial loss for the three months ended March 31, 2016. During 2016, the Company expects to recognize a total actuarial loss recognition of $0.2 million.

As the plan is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments which were $0.01 million for each of the three months ended March 31, 2016 and 2015.

13.	NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Historical net income per share - Basic
Numerator:
Net income	$27,044	$22,108
Denominator:
Weighted average common shares outstanding	5,796,252	5,843,313
Basic net income per common share	$4.67	$3.78

Historical net income per share - Diluted
Numerator:
Net income	$27,044	$22,108
Denominator:
Weighted average common shares outstanding	5,796,252	5,843,313
Effect of dilutive shares (1)	14,387	-
Weighted average common shares outstanding	5,810,639	5,843,313
Diluted net income per common share	$4.65	$3.78
__________ (1) Anti-dilutive shares included 1,038 and 0 SARs as of March 31, 2016 and 2015, respectively.

14.	RELATED PARTY TRANSACTIONS

Allocation of expenses. Prior to the spin-off, the Condensed Consolidated Financial Statements included allocations of expenses from GHC for certain overhead functions, including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $0 and $3.9 million for the three months ended March 31, 2016 and 2015, respectively, of corporate overhead costs incurred by GHC. These cost allocations are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

15.	COMMITMENTS AND CONTINGENCIES

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying Condensed Consolidated Financial Statements and provides additional information about our operations, current developments, financial condition, cash flows and results of operations. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2016 and 2015.

•

Financial Condition: Liquidity and Capital Resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2016 and 2015. This section also provides a discussion of our financing activity, contractual obligations and commitments and off-balance sheet arrangements that existed at March 31, 2016. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

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

Our Business

          We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in 38 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 76% of our customers located in five states: Arizona, Idaho, Mississippi, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the tenth-largest cable system operator in the United States based on customers and revenues in 2015, making services available to approximately 1,648,000 homes in the United States as of March 31, 2016.

As of March 31, 2016, we provided service to 665,574 residential and business customers out of approximately 1,648,000 homes passed. Of these customers, 508,424 subscribed to data services, 350,576 subscribed to video services and 123,910 subscribed to voice services. In the third quarter of 2015, we completed the implementation of a new billing system. This new billing system generally counts each unit in a multi-dwelling unit (“MDU”) as one home passed, whereas our prior billing system generally counted each MDU as a single home passed. Comparative period counts have not been adjusted for this new counting convention.

We generate revenues through five primary products. Ranked by share of our total revenues through the first three months of 2016, they are residential data (41.1%), residential video (36.9%), business services (data, voice and video – 11.7%), residential voice (5.6%) and advertising sales (3.5%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition and product maturity.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the relatively recent trend, affecting the entire cable industry, of declining profitability of residential video and voice services. We believe the declining profitability of residential video services is primarily due to competition from other content providers and increasing programming costs and the declining profitability of residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, wireline voice. From 2013 through the first quarter of 2016, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a relatively high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing cash flow, free cash flow and margins.

The trends described above have impacted our four largest product lines in the following ways:

•

Residential data. We experienced growth in the number of our residential data customers and revenues from sales to residential data customers in 2013, 2014, 2015 and the first three months of 2016. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

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

•

Business services. We have experienced significant growth in business data, voice and video customers and revenues and expect this to continue. We attribute this growth to our strategic focus, beginning in 2013 and expected to continue in the future, on increasing sales to business customers. As noted above, in the third quarter of 2015, we completed the implementation of a new billing system. This new billing system counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. This change in methodology negatively impacted our business data and voice customer counts in the first quarter of 2016 compared to the first quarter of 2015. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

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

 Results of Operations

Basis of Presentation

Prior to the spin-off, we functioned as part of the larger group of companies controlled by GHC, and, accordingly, GHC provided certain support and overhead functions to us. These functions included finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services were allocated to us based on the most relevant allocation methods to the service provided. Management believed such allocations were reasonable and were consistently applied; however, they may not be indicative of the actual expense that would have been incurred had we been operating on a stand-alone basis. See Notes 10 and 14 of the Notes to our Condensed Consolidated Financial Statements for details on these allocations.

Prior to the spin-off, we participated in a centralized approach to cash management and in financing its operations managed by GHC. Cash was transferred to GHC and GHC funded our operating and investing activities as needed. Accordingly, cash and cash equivalents at the GHC level were not allocated to us in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. GHC third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor on the debt and GHC borrowings were not directly attributable to our business.

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

Our results of operations for the three months ended March 31, 2016 may not be indicative of our future results. In addition, as we did not operate as a stand-alone entity prior to July 1, 2015, the financial information included in this Quarterly Report on Form 10-Q may not necessarily be indicative of our future performance and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a stand-alone entity during all of the periods presented.

Customer Counts and PSUs by Primary Products

Between April 1, 2015 and March 31, 2016, we had a reduction of 77,840 residential PSUs, representing a decline of 7.9%. Including business customers, we had a reduction of 80,393 PSUs, representing a decline of 7.6%, and a reduction of 12,517 total customer relationships, representing a decline of 1.8% for the 12 months ended March 31, 2016. The decline in business voice customers for the 12 months ended March 31, 2015 was primarily attributable to converting data into a new billing system, which counts each business customer relationship at a unique business address as a signal customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

           For the three months ended March 31, 2016, we had a reduction of 10,934 residential PSUs, representing a 1.2% decline from December 31, 2015. Including business customers, we had a reduction of 9,575 PSUs during the three months ended March 31, 2016, representing a 1.0% decline from December 31, 2015, and we added 970 total customer relationships, representing a 0.1% increase from December 31, 2015.

The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	As of March 31,		Annual Net Gain/(Loss)
Customer Counts and PSUs	2016	2015	Change	% Change
Residential data customers (1)	467,077	456,896	10,181	2.2
Residential video customers (2)	336,524	406,522	(69,998)	(17.2)
Residential voice customers (3)	107,349	125,372	(18,023)	(14.4)
Total residential (4)	910,950	988,790	(77,840)	(7.9)
Business data customers (5)	41,347	39,683	1,664	4.2
Business video customers (6)	14,052	14,809	(757)	(5.1)
Business voice customers (7)(8)	16,561	20,021	(3,460)	(17.3)
Total business (8)(9)	71,960	74,513	(2,553)	(3.4)
Total PSUs	982,910	1,063,303	(80,393)	(7.6)
Total residential customer relationships	617,225	634,890	(17,665)	(2.8)
Total business customer relationships	48,349	43,201	5,148	11.9
Total customers relationships	665,574	678,091	(12,517)	(1.8)

(1)	Residential data customers include all residential customers who subscribe to our data service.
(2)

Residential video customers include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video customers.

(3)	Residential voice customers include all residential customers who subscribe to our voice service. Residential customers who take multiple voice lines are only counted once in the total.
(4)	Total residential PSUs represents the sum of residential data, residential video and residential voice customers, not counting additional outlets within one household.
(5)	Business data customers include commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically, via fiber connections.
(6)	Business video customers include commercial accounts.
(7)	Business voice customers include commercial accounts that subscribe to our voice service.
(8)

The decrease in business voice customers and total business PSUs was primarily attributable to converting data into our new billing system, which counts each business customer relationship at a unique business address as a single customer; whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

(9)	Total business PSUs represent the sum of business data, business video and business voice customers.

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

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Revenues

Revenues declined $0.1 million, or 0.1%, due primarily to declines in residential video and residential voice revenues of $13.1 million and $3.3 million, respectively, as a result of the customer mix shift described above, offset by increases in residential data and business services revenues of $14.4 million and $2.7 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 17.2% and residential voice customer losses of 14.4%.

Revenues by service offering were as follows for the three months ended March 31, 2016 and 2015, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016		2015		2016 vs. 2015
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$83,439	41.1	$69,056	34.0	$14,383	20.8
Residential video	74,853	36.9	87,917	43.3	(13,064)	(14.9)
Residential voice	11,314	5.6	14,565	7.2	(3,251)	(22.3)
Business services	23,827	11.7	21,160	10.4	2,667	12.6
Advertising sales	7,003	3.5	7,573	3.7	(570)	(7.5)
Other	2,369	1.2	2,638	1.4	(269)	(10.2)
Total revenues	$202,805	100.0	$202,909	100.0	$(104)	(0.1)

For residential services, average monthly revenue per unit was as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		2016 vs. 2015
			$	%
	2016	2015	Change	Change
Residential data (1)	$59.94	$50.77	$9.17	18.1
Residential video (1)	72.70	69.54	3.16	4.6
Residential voice (1)	34.54	37.88	(3.34)	(8.8)

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.

Residential data service revenues increased $14.4 million, or 20.8%, due primarily to a rate increase in the fourth quarter of 2015, an increase in residential data customers of 2.2%, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues declined $13.1 million, or 14.9%, due primarily to residential video customer losses of 17.2%, partially offset by a video rate increase.

Residential voice service revenues decreased $3.3 million, or 22.3%, due primarily to a decline in residential voice customers of 14.4% as more residential customers have discontinued landline voice service and an increase in voice services discounting.

Business services revenues increased $2.7 million, or 12.6%, due primarily to growth in our business data and voice services to both small and medium-sized businesses and enterprise customers. Total business customer relationships increased 11.9%. As described above, the decline in business voice customers and total business PSUs was primarily attributable to converting data into a new billing system in 2015, which counts each business customer relationship at a unique business address as a signal customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. Overall, business services comprised 11.7% of our total revenues for the first quarter of 2016 compared to 10.4% of our total revenues for the first quarter of 2015.

Advertising sales revenues declined $0.6 million, or 7.5%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues declined $0.3 million, or 10.2%, due primarily to the impact of a decreased number of residential video and residential voice customers on installation and late charges.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $4.4 million, or 5.5%, due primarily to a 17.2% reduction in residential video customers, which significantly reduced programming costs. In total, programming costs declined $3.9 million and non-programming operating expenses decreased $0.5 million. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 37.9% and 40.1% for the three months ended March 31, 2016 and 2015, respectively.

Selling, general and administrative expenses declined $5.4 million, or 11.0%, due primarily to decreases in processing costs for customer billing of $3.8 million following the completion of our billing system conversion, property taxes of $1.2 million and salaries, wages and pension-related costs of $2.7 million, partially offset by increases in equity-based compensation expense. Selling, general and administrative expenses as a percentage of revenues were 21.6% and 24.3% for the three months ended March 31, 2016 and 2015, respectively.

           Depreciation and amortization decreased $1.7 million, or 4.6%, due primarily to lower capital expenditures in the 12 months ended March 31, 2016 versus the 12 months ended March 31, 2015.

Income from Operations

Income from operations increased $11.5 million, or 31.9%, due to reductions in operating expenses; selling, general and administrative expenses; and depreciation and amortization.

Interest Expense

Interest expense was $7.6 million for the first quarter of 2016, attributable to our long-term debt incurred in connection with the spin-off. No interest expense was incurred in the first quarter of 2015.

Other Income (Expense), Net

Other income (expense), net had a positive variance of $0.5 million, primarily driven by interest income and certain state income tax credits.

Provision for Income Taxes

Provision for income taxes decreased $0.5 million, or 3.7%, due primarily to the impact of a $2.2 million income tax benefit for certain spin-off and state tax items recognized during the first quarter of 2016, partially offset by increased income tax expense as a result of higher operating income. The Company’s effective tax rate for the three months ended March 31, 2016 was 33.0%, compared to 38.4% for the three months ended March 31, 2015.

Net Income

As a result of the factors described above, our net income was $27.0 million for the first quarter of 2016, compared to $22.1 million for the first quarter of 2015.

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

Adjusted EBITDA is defined as net income plus net interest expense, provision for income taxes, depreciation and amortization, equity- and cash-based compensation expense, gain on deferred compensation, loss on disposal of fixed assets, other (income) expense, net and other unusual operating expenses, as defined in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free Cash Flow is defined as Adjusted EBITDA less capital expenditures.

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

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change	% Change
Net income	$27,044	$22,108	$4,936	22.3

Plus: Interest expense, net	7,555	-	7,555	NM
Provision for income taxes	13,294	13,805	(511)	(3.7)
Depreciation and amortization	34,693	36,380	(1,687)	(4.6)
Equity- and cash-based compensation expense	3,046	497	2,549	NM
Gain on deferred compensation	(220)	(87)	(133)	NM
Other (income) expense, net	(510)	18	(528)	NM
Loss on disposal of fixed assets	408	417	(9)	(2.2)
Billing system implementation costs	-	1,572	(1,572)	NM

Adjusted EBITDA	85,310	74,710	10,600	14.2

Less: Capital expenditures (1)	(27,395)	(31,702)	4,307	(13.6)

Free Cash Flow (1)	$57,915	$43,008	$14,907	34.7

__________

NM	Not meaningful.
(1)

Capital expenditures reflect our reported capital expenditure amounts in accordance with disclosure guidance as supported by the National Cable & Telecommunications Association (“NCTA”). In our Annual Report on Form 10-K for the year ended December 31, 2015, we had defined Free Cash Flow as Adjusted EBITDA less cash paid for property, plant and equipment; accordingly, capital expenditures and Free Cash Flow for the three months ended March 31, 2015 have been revised from the corresponding items disclosed in our Annual Report on Form 10-K for such period. See “Financial Condition: Liquidity and Capital Resources—Capital Expenditures” below.

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Prior to the spin-off, our cash flows from operations were historically distributed to GHC on a periodic basis, and we historically relied on GHC to fund our working capital requirements and other cash requirements. In contemplation of the spin-off and the related dividend, we recapitalized our Company through a series of financing transactions described below. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate funds to support our current operating plan, to make planned capital expenditures and quarterly dividend payments and for repurchases under our stock repurchase program for the next 12 months. However, our ability to fund operations and share repurchases and make planned capital expenditures and quarterly dividend payments depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$77,539	$55,770
Net cash used in investing activities	(46,565)	(37,409)
Net cash used in financing activities	(43,956)	(15,707)
Change in cash and cash equivalents	(12,982)	2,654
Cash and cash equivalents, beginning of period	119,199	6,410
Cash and cash equivalents, end of period	$106,217	$9,064

During the first quarter of 2016, our cash and cash equivalents increased by $97.2 million versus the three months ended March 31, 2015, and at March 31, 2016, we had approximately $106.2 million of cash on hand, compared to $119.2 million at December 31, 2015.

At March 31, 2016, we had a working capital surplus of $29.2 million. At December 31, 2015, we had a working capital surplus of $39.5 million. In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of approximately $550 million, of which approximately $450 million was distributed to GHC prior to the consummation of the spin-off.

Our net cash provided by operating activities was $77.5 million and $55.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily attributable to the positive cash flow impacts for the three months ended March 31, 2016 of federal income tax and equity-based compensation activities transferred to us from GHC in connection with the spin-off of $14.8 million and the timing of non-capital accounts payable of $2.5 million, compared to a $0.4 million positive and $0.4 million negative cash flow impact related to these items, respectively, for the three months ended March 31, 2015.

Our net cash used in investing activities was $46.6 million and $37.4 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily attributable to the negative impact of the change in accrued payables related to capital expenditures, which resulted from cash payments made during the three months ended March 31, 2016 for capital equipment that we received during the fourth quarter of 2015, partially offset by reduced capital expenditures during the period.

Our net cash used in financing activities was $44.0 million and $15.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily attributable to $34.6 million of repurchases of outstanding common stock pursuant to our stock repurchase program described below and $8.7 million of quarterly cash dividend payments to stockholders during the quarter, partially offset by the elimination of $11.6 million of capital distribution to GHC and a $4.0 million reduction in outflows for cash overdrafts.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). We plan to make purchases under the stock repurchase program from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. Since the beginning of the stock repurchase program through the end of the first quarter of 2016, we repurchased 119,970 shares at an aggregate cost of $51.0 million. Additionally, we currently expect to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2016, the Board approved a quarterly dividend of $1.50 per share of common stock, which was paid on March 4, 2016. During the second quarter of 2016, the Board approved a quarterly dividend of $1.50 per share of common stock, which will be payable to holders of record as of May 17, 2016 with payment scheduled for early June 2016.

Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.750% senior unsecured notes due 2022. The Notes mature on June 15, 2022 and bear interest at a rate of 5.75% per year. Interest on the Notes is payable on June 15 and December 15 of each year. The Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of our existing and future domestic subsidiaries that initially guaranteed (the “Guarantors”) the Senior Credit Facilities (see below). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At our option, the Notes may be redeemed in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. We may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. Additionally, at any time prior to June 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets.

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

We have adopted capital expenditure disclosure guidance as supported by the NCTA. These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of “capital expenditures” reported in this Quarterly Report on Form 10-Q are calculated in accordance with NCTA disclosure guidelines, which include assets acquired during the relevant periods.

For the three months ended March 31, 2016 and 2015, capital expenditures were $27.4 million and $31.7 million, respectively.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Customer premise equipment	$7,980	$9,707
Commercial	1,193	1,178
Scaleable infrastructure	6,136	7,915
Line extensions	1,470	1,627
Upgrade/rebuild	2,910	6,762
Support capital	7,706	4,513
	$27,395	$31,702

In our Annual Report on Form 10-K, we disclosed the amount of “cash paid for property, plant and equipment” reported in our Consolidated Statements of Cash Flows, which was based on cash payments made during the relevant periods, in addition to NCTA capital expenditures. Our Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q disclose NCTA capital expenditures and the change in accrued expenses related to capital expenditures for the three months ended March 31, 2015, the sum of which equals cash paid for property, plant and equipment as disclosed in our Annual Report on Form 10-K for such period.

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations remaining as of March 31, 2016 (in thousands):

Years ending December 31,	Programming purchase commitments (1)	Operating leases	Long-term debt	Other purchase obligations (2)	Total
2016	$111,222	$587	$3,125	$32,219	$147,153
2017	88,658	484	6,250	17,548	112,940
2018	78,209	266	8,750	9,906	97,131
2019	63,194	248	12,500	3,395	79,337
2020	56,697	184	67,500	1,157	125,538
Thereafter	33,905	797	450,298	5,409	490,409
Total	$431,885	$2,566	$548,423	$69,634	$1,052,508

_________

(1)	Includes commitments to purchase programming.
(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of March 31, 2016 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Long-term debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

•

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $1.4 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

•

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Condensed Consolidated Statements of Operations and Comprehensive Income were $3.6 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.

•

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of March 31, 2016 and December 31, 2015 totaled $5.1 million and $4.6 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

With the exception of surety bonds and letters of credit noted above, we do not have any off-balance-sheet arrangements or financing activities with special-purpose entities. Transactions with related parties, as discussed in Note 14 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, are in the ordinary course of business and are conducted on an arm’s-length basis.

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

An accounting policy is considered to be critical if it is important to our financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of our significant accounting policies, see Note 2 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

There have been no changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services product;
●	increases in programming costs and retransmission fees;
●	our ability to obtain support from vendors;
●	the effects of any significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	our ability to retain key employees;
●	legislative and regulatory efforts to impose new legal requirements on our data services;
●	changing and additional regulation of our data, video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	the failure to meet earnings expectations;
●	the adequacy of our risk management framework;
●	changes in tax and other laws and regulations;
●	changes in U.S. GAAP or other applicable accounting policies; and
●	the other risks and uncertainties detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. There have been no significant changes to our market risk disclosures included in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2016 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2016	27,141	$424.74	27,141	$222,106
February 1 to 29, 2016	34,171	414.50	34,171	207,942
March 1 to 31, 2016	20,522	433.65	20,522	199,043
Total	81,834	$422.70	81,834

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

Not applicable.

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

10.11

Form of Restricted Stock Award Agreement for restricted stock grants on January 4, 2016 (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 7, 2016).

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

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE ONE, INC. (Registrant)

By:	/s/ Thomas O. Might
	Name:	Thomas O. Might
	Title:	Chief Executive Officer

Date: May 5, 2016

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Chief Financial Officer

Date: May 5, 2016