Form 10-Q
period 2016-06-30
Cable One, Inc.
filed 2016-08-04
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of August 1, 2016
Common Stock, par value $0.01	5,720,141

CABLE ONE, INC.

FORM 10-Q

 i

PART I:  FINANCIAL INFORMATION

Item 1.     Financial Statements

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$102,741	$119,199
Accounts receivable, net	31,093	34,705
Prepaid assets	12,212	10,824
Total current assets	146,046	164,728
Property, plant and equipment, net	635,236	640,567
Intangibles, net	496,719	496,770
Goodwill	85,488	85,488
Other assets	10,398	11,252
Total assets	$1,373,887	$1,398,805

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$77,913	$95,288
Deferred revenue	22,203	22,363
Income taxes payable	5,408	5,431
Long-term debt - current portion	5,000	3,750
Total current liabilities	110,524	126,832
Long-term debt	533,812	535,511
Accrued compensation and related benefits	24,306	24,399
Other liabilities	218	90
Deferred income taxes	273,297	276,627
Total liabilities	942,157	963,459

Commitments and contingencies (see Note 14)

Stockholders' Equity
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,886,889 and 5,879,925 shares issued, and 5,731,977 and 5,833,442 shares outstanding as of June 30, 2016 and December 31, 2015, respectively)	59	59
Additional paid-in capital	11,015	4,929
Retained earnings	483,656	447,282
Accumulated other comprehensive loss	(502)	(557)
Treasury stock, at cost (154,912 and 46,483 shares held as of June 30, 2016 and December 31, 2015, respectively)	(62,498)	(16,367)
Total stockholders' equity	431,730	435,346

Total liabilities and stockholders' equity	$1,373,887	$1,398,805

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2016	2015	2016	2015
Revenues	$204,557	$202,698	$407,362	$405,607
Costs and expenses
Operating (excluding depreciation and amortization)	75,829	79,115	152,665	160,384
Selling, general and administrative	43,482	52,359	87,375	101,688
Depreciation and amortization	34,689	35,435	69,382	71,815
Total operating costs and expenses	154,000	166,909	309,422	333,887
Income from operations	50,557	35,789	97,940	71,720
Interest expense	(7,549)	(997)	(15,104)	(997)
Other income	183	34	693	16
Income before income taxes	43,191	34,826	83,529	70,739
Provision for income taxes	16,558	13,391	29,852	27,196
Net income	$26,633	$21,435	$53,677	$43,543

Other comprehensive loss, net of tax	(28)	-	(55)	-
Comprehensive income	$26,605	$21,435	$53,622	$43,543

Net income per common share: (a)
Basic	$4.64	$3.67	$9.30	$7.45
Diluted	$4.62	$3.67	$9.27	$7.45
Weighted average common shares outstanding: (a)
Basic	5,743,465	5,843,313	5,769,859	5,843,313
Diluted	5,766,312	5,843,313	5,788,385	5,843,313

__________

(a) On July 1, 2015, Graham Holdings Company distributed 5,843,313 shares of Cable One, Inc. common stock to existing holders of Graham Holdings Company common stock. Basic and diluted net income per common share for the three and six months ended June 30, 2015 are calculated using the number of shares distributed on July 1, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2015	5,833,442	$59	$4,929	$447,282	$(16,367)	$(557)	$435,346
Net income	-	-	-	53,677	-	-	53,677
Changes in pension (net of tax)	-	-	-	-	-	55	55
Equity-based compensation	6,964	-	6,466	-	-	-	6,466
Issuance of common stock under restricted stock unit awards	947	-	(380)	-	380	-	-
Forfeiture of restricted stock	(1,609)	-	-	-	-	-	-
Repurchase of common stock	(107,767)	-	-	-	(46,511)	-	(46,511)
Dividends paid to stockholders	-	-	-	(17,303)	-	-	(17,303)
Balance at June 30, 2016	5,731,977	$59	$11,015	$483,656	$(62,498)	$(502)	$431,730

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$53,677	$43,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,382	71,815
Amortization of deferred financing costs	809	-
Equity-based compensation	6,466	4,284
Deferred income taxes	(3,330)	(11,455)
Net loss on sales of property, plant and equipment	565	917
Changes in operating assets and liabilities:
Accounts receivable, net	3,612	(51)
Prepaid assets	(1,388)	(501)
Accounts payable and accrued liabilities	(4,974)	8,314
Deferred revenue	(160)	879
Income taxes payable	(23)	(432)
Other assets and other liabilities, net	944	(76)
Net cash provided by operating activities	125,580	117,237

Cash flows from investing activities:
Capital expenditures	(65,023)	(69,265)
Change in accrued expenses related to capital expenditures	(10,958)	(5,165)
Proceeds from sales of property, plant and equipment	459	14
Net cash used in investing activities	(75,522)	(74,416)

Cash flows from financing activities:
Net transfers to GHC	-	(37,079)
Proceeds from issuance of long-term debt, net of issuance costs	-	541,114
Payments of debt issuance costs	-	(1,768)
Payments on long-term debt	(1,258)	-
Repurchase of common stock	(46,511)	-
Dividends paid to stockholders	(17,303)	-
Dividends paid to GHC	-	(450,000)
Cash overdraft	(1,444)	3,967
Net cash (used in) provided by financing activities	(66,516)	56,234

Change in cash and cash equivalents	(16,458)	99,055
Cash and cash equivalents, beginning of period	119,199	6,410
Cash and cash equivalents, end of period	$102,741	$105,465

Supplemental cash flow disclosures:
Cash paid for interest expense	$14,248	$-
Cash paid for income taxes	$32,615	$2,810
Non-cash investing and financing activity:
Equipment financed with capital lease	$-	$301

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

Cable One owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 19 Western, Midwestern and Southern states of the United States of America. As of June 30, 2016, Cable One provided service to 508,317 data customers, 338,974 video customers and 120,940 voice customers.

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

Prior to the spin-off, the Company’s financial statements were derived from the consolidated financial statements and accounting records of GHC. The Company’s Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2015 were prepared solely to present the Company’s historical results of operations, financial position and cash flows for the periods prior to the spin-off as it was historically managed. The impact of transactions between the Company and GHC was included in these Condensed Consolidated Financial Statements and was considered to be effectively settled for cash in the Condensed Consolidated Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity.

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

During the pre-spin periods presented, the Company’s income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. Prior to the spin-off, the Company’s operations were historically included in GHC’s consolidated U.S. Federal and certain state tax returns. The Company did not maintain taxes payable to/from GHC and was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions.

The Company’s results of operations for the three and six months ended June 30, 2016 and 2015 may not be indicative of the Company’s future results. In addition, as the Company did not operate as a stand-alone entity prior to July 1, 2015, the Condensed Consolidated Financial Statements included herein may not necessarily be indicative of the Company’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during all of the periods presented.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation. See the “Recently Adopted and Issued Accounting Pronouncements” section below for information regarding a balance sheet reclassification of deferred financing costs that resulted from the adoption of new accounting guidance. The Company also reclassified amounts in its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 from Capital expenditures to Change in accrued expenses related to capital expenditures to conform to the current year presentation. This reclassification had no impact on the previously reported cash flows from investing activities.

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

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The new guidance should be applied on a full retrospective basis to all periods presented. This guidance is effective for interim and fiscal years beginning after December 15, 2015. In accordance with the provisions of the new guidance, the Company has recorded unamortized debt issuance costs net of the long-term debt liability in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. This resulted in a reclassification of deferred financing costs, which caused a reduction of $9.8 million to Long-term debt,

$1.6 million to Current Assets and $8.2 million to Other assets in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.

In September 2015, the FASB issued new guidance that requires that an acquirer retrospectively adjust provisional amounts reflected in its financial statements arising from a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the guidance requires that the acquirer reflect adjustments to provisional amounts that are identified during the measurement period in the financial statements for the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the adjustment had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this guidance, with early adoption permitted. The Company does not expect this guidance to have a significant impact on its financial statements unless an acquisition is made.

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

3.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Residential
Data (1)	$86,031	$72,477	$169,470	$143,536
Video (1)	74,016	86,227	148,869	173,555
Voice (1)	10,944	12,368	22,258	25,519
Business services	24,491	21,870	48,318	43,030
Advertising sales	6,616	7,320	13,619	14,893
Other	2,459	2,436	4,828	5,074
Total revenues	$204,557	$202,698	$407,362	$405,607

__________

(1) Certain residential data, video and voice service revenues for the three months ended June 30, 2015 have been reclassified to conform with the 2016 presentation.

The amount of franchise fees recorded on a gross basis and included in residential video revenues above was $3.6 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, and $7.2 million and $8.2 million for the six months ended June 30, 2016 and 2015, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Cable distribution systems	$1,055,449	$1,017,250
Customer premise equipment	255,467	259,678
Other equipment and fixtures	346,223	317,696
Buildings and leasehold improvements	86,251	84,503
Capitalized software	79,206	75,027
Construction in progress	72,052	89,742
Land	9,482	9,482
	1,904,130	1,853,378
Less accumulated depreciation	(1,268,894)	(1,212,811)
Property, plant and equipment, net	$635,236	$640,567

Depreciation and amortization expense was $34.7 million and $35.4 million for the three months ended June 30, 2016 and 2015, respectively, and $69.4 million and $71.8 million for the six months ended June 30, 2016 and 2015, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2016 and December 31, 2015 was $85.5 million. Historically, the Company has not recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				June 30, 2016
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,132	$3,734	$398
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

				December 31, 2015
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,127	$3,678	$449
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

6.	LONG-TERM DEBT

Long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior Unsecured Notes	$450,000	$450,000
Senior Credit Facilities	97,500	98,750
Capital lease obligation	292	301
Total debt	547,792	549,051
Less unamortized debt issuance costs	(8,980)	(9,790)
Less current portion long-term debt	(5,000)	(3,750)
Total long-term debt	$533,812	$535,511

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

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. As of June 30, 2016, borrowings under the Senior Credit Facilities bore interest at 2.14% per annum. In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of June 30, 2016, the commitment fee accrues at a rate of 0.25% per annum.

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

The Company was in compliance with all debt covenants as of June 30, 2016.

As of June 30, 2016, the future maturities of long-term debt were as follows (in thousands):

Years Ending December 31:	Amount
2016	$2,500
2017	6,250
2018	8,750
2019	12,500
2020	67,500
Thereafter	450,292
Total	$547,792

7.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $17.8 million and $18.3 million at June 30, 2016 and December 31, 2015, respectively. These liabilities are included in Accrued compensation and related benefits in the Condensed Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s money market investments, commercial paper and long-term debt, including current portion, as of June 30, 2016, were as follows (in thousands):

	June 30, 2016
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$23,990	$23,990
Commercial paper	$69,957	$69,950
Long-term debt, including current portion
Notes	$450,000	$461,250
Term Loan	$97,500	$97,500

Money market investments are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Commercial paper investments with original maturities of 90 days or less are also included in Cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the commercial paper (Level 1) or inputs that include quoted market prices for investments similar to the money market investments (Level 2). The fair value of the Notes was estimated based on quoted market prices in less active markets (Level 2). The fair value of the Term Loan was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

8.	TREASURY STOCK

On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As of June 30, 2016, the Company has repurchased 145,903 shares at an aggregate cost of $62.9 million.

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

The compensation arrangements for the Company’s non-employee directors under the 2015 Plan provide that each non-employee director is entitled to an annual retainer of $150,000, plus an additional annual retainer of $15,000 for each non-employee director who serves as a committee chair or as lead independent director.  Each such retainer will be provided in the form of restricted stock units (“RSUs”).  Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. As of June 30, 2016, 2,192 RSUs were vested and deferred.

During the three months ended June 30, 2016, the Company granted 726 Restricted Shares, with a total value at the grant date of $0.3 million, and 2,379 RSUs, with a total value at the grant date of $1.1 million.

The Restricted Shares and RSUs are collectively referred to as “restricted stock.” During the six months ended June 30, 2016, the Company granted 9,350 shares of restricted stock, with a total value at the grant date of $4.1 million, to employees and non-employee directors, and a summary of the restricted stock is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Unvested as of January 1, 2016	39,744	$383.18
Granted	9,350	$440.62
Unvested as of June 30, 2016	49,094

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately vest. Equity-based compensation expense for restricted stock was $2.7 million and $5.0 million for the three and six months ended June 30, 2016, respectively.  At June 30, 2016, there was $12.8 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2015	135,600	$422.31	$87.22	$1.5	9.7
Granted	2,500	441.51	91.48	-	9.8
Outstanding as of June 30, 2016	138,100	$422.66	$87.30	$12.3	9.2

Vested and exercisable as of June 30, 2016	-	$-	$-	$-	-

The fair value of the SARs was measured based on the Black-Scholes model. The inputs used in the fair value measurement for 2016 were as follows:

2016
Expected volatility	22.67%
Risk-free interest rate	1.45%
Expected term (in years)	6.25
Expected dividend yield	1.35%

Compensation expense associated with unvested SARs is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Equity-based compensation expense for these SARs was $0.8 million and $1.5 million for the three and six months ended June 30, 2016, respectively. At June 30, 2016, there was $9.6 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted average period of 1.7 years.

Compensation Expense. Total equity-based compensation expense recognized was $3.4 million and $4.0 million for the three months ended June 30, 2016 and 2015, respectively, and $6.5 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. The Company recorded an additional income tax benefit of $1.3 million related to the equity-based awards granted through the second quarter of 2016. As of June 30, 2016, the total deferred tax asset related to all outstanding equity-based awards was $4.2 million.  Prior to the spin-off, a portion of these charges related to costs allocated to the Company for GHC corporate employees not solely dedicated to the Company. As of June 30, 2016 and 2015, there were zero and 750, respectively, GHC stock options outstanding related to the Company’s specific employees.

Also, in connection with the spin-off, GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable One employees.  The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards.  The Company recorded incremental stock compensation expense, net of forfeitures, of $3.7 million related to such awards during the three and six months ended June 30, 2015, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

10.	POSTEMPLOYMENT BENEFIT PLANS, PRE-SPIN

Multiemployer Benefit Plans. Through June 30, 2015, certain of the Company’s employees participated in The Retirement Plan for Graham Holdings Company (the “GHC Retirement Plan”) and GHC’s Supplemental Executive Retirement Plan (collectively with the GHC Retirement Plan, the “GHC Plans”). The total cost of the GHC Plans was actuarially determined and the Company received an allocation of the service cost associated with the GHC Plans based upon actual benefits earned by the Company’s employees. The amount of pension expense allocated to the Company related to these multiemployer plans was $0 and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0 and $2.1 million for the six months ended June 30, 2016 and 2015, respectively, and is reflected within operating and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2015, the GHC Retirement Plan was fully funded and is not in critical or endangered status as currently defined by the Pension Protection Act of 2006. The GHC Supplemental Executive Retirement Plan is unfunded.

Multiemployer Savings Plans. Also, through June 30, 2015, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. The defined contribution plans allowed eligible employees to contribute a portion of their salary to the plans, and, in some cases, a matching contribution to the funds was provided. The Company recorded expense associated with these GHC-sponsored defined contribution plans of approximately $0 and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0 and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

On June 5, 2015, the Board adopted the Cable One, Inc. Supplemental Executive Retirement Plan (the “SERP”), which became effective as of July 1, 2015. The SERP includes a defined benefit portion, or the “DB SERP,” and a defined contribution portion, or the “DC SERP.”

Upon the spin-off, under the SERP, a $5.4 million long-term liability was transferred from GHC to Cable One representing the accumulated DB SERP and DC SERP liabilities of $4.1 million and $1.3 million, respectively. As the DB SERP is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments, which were not material for each of the three and six months ended June 30, 2016 and 2015. Participant contributions into the DC SERP continued through December 31, 2015. No Company contributions were earned by DC SERP participants on or after July 1, 2015.

The Company uses a measurement date of December 31 for the DB SERP. An unamortized actuarial loss related to the DB SERP was recorded as of December 31, 2015, which is amortized through other comprehensive income over the estimated remaining service periods of the participants and is recognized in Other comprehensive loss, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income.

On June 5, 2015, the Board also adopted the Cable One Inc. 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for eligible employees to contribute a portion of their salary to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $1.3 million for the six months ended June 30, 2016.

In addition to the advent of the post-spin postemployment plans described above, the Company has (prior to the spin-off) and may continue to enter into arrangements with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives under the Cable One, Inc. Deferred Compensation Plan. Upon execution of the agreements the Company transfers the deferred incentive to a long-term liability. Market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense. The Company recorded a gain of $0.1 million and a gain of $0.6 million for the six months ended June 30, 2016 and 2015, respectively. The total deferred compensation balance as of June 30, 2016 and December 31, 2015 was $17.8 million and $18.3 million, respectively.

In 1999, the Company’s CEO was granted a special deferred compensation award in recognition of his efforts in growing Cable One. Annual payouts under this arrangement will commence when he separates service with Cable One. The base amounts began accruing interest on May 1, 2016 at an annual rate corresponding to the applicable rate for 12-month U.S. treasury bills (set at each anniversary and carried forward), credited and compounded on an annual basis. The award may be payable in installments upon mutual agreement of Cable One and the CEO, not to extend beyond a ten-year period, however, in the event of his death, all amounts due will be payable in a lump sum within 60 days. No amounts have been paid to the CEO in 2016 in respect of this arrangement. As of June 30, 2016, the Company had an accrued liability of $2.0 million for this special deferred compensation, which is included within the Accrued compensation and related benefits line item on the Condensed Consolidated Balance Sheets.

12.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share further includes any common shares available to be issued upon exercise of outstanding equity awards if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Historical net income per share - Basic
Numerator:
Net income	$26,633	$21,435	$53,677	$43,543
Denominator:
Weighted average common shares outstanding	5,743,465	5,843,313	5,769,859	5,843,313
Basic net income per common share	$4.64	$3.67	$9.30	$7.45

Historical net income per share - Diluted
Numerator:
Net income	$26,633	$21,435	$53,677	$43,543
Denominator:
Weighted average common shares outstanding	5,743,465	5,843,313	5,769,859	5,843,313
Effect of dilutive equity awards[1]	22,847	-	18,526	-
Weighted average common shares outstanding - Diluted	5,766,312	5,843,313	5,788,385	5,843,313
Diluted net income per common share	$4.62	$3.67	$9.27	$7.45

__________ (1) Anti-dilutive shares included 12,098 and 6,830 SARs for the three and six months ended June 30, 2016, respectively.

13.	RELATED PARTY TRANSACTIONS

Allocation of expenses. Prior to the spin-off, the Condensed Consolidated Financial Statements included allocations of expenses from GHC for certain overhead functions, including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $0 and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $0 and $5.8 million for the six months ended June 30, 2016 and 2015, respectively, of corporate overhead costs incurred by GHC. These cost allocations are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015.

•

Financial Condition: Liquidity and Capital Resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended June 30, 2016 and 2015. This section also provides a discussion of our financing activity, contractual obligations and commitments and off-balance sheet arrangements that existed at June 30, 2016. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

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

Our Business

          We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in 38 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 76% of our customers located in five states: Arizona, Idaho, Mississippi, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the tenth-largest cable system operator in the United States based on customers and revenues in 2015, making services available to approximately 1,653,000 homes in the United States as of June 30, 2016.

As of June 30, 2016, we provided service to 659,943 residential and business customers out of approximately 1,653,000 homes passed. Of these customers, 508,317 subscribed to data services, 338,974 subscribed to video services and 120,940 subscribed to voice services. In the third quarter of 2015, we completed the implementation of a new billing system. This new billing system generally counts each unit in a multi-dwelling unit (“MDU”) as one home passed, whereas our prior billing system generally counted each MDU as a single home passed. Comparative period counts have not been adjusted for this new counting convention.

We generate revenues through five primary products. Ranked by share of our total revenues through the first six months of 2016, they are residential data (41.6%) residential video (36.5%), business services (data, voice and video – 11.9%), residential voice (5.5%) and advertising sales (3.3%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition and product maturity.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the relatively recent trend, affecting the entire cable industry, of declining profitability of residential video and voice services. We believe the declining profitability of residential video services is primarily due to competition from other content providers and increasing programming costs and the declining profitability of residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, wireline voice. From 2013 through the second quarter of 2016, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a relatively high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing cash flow, free cash flow and margins.

The trends described above have impacted our four largest product lines in the following ways:

•

Residential data. We experienced growth in the number of our residential data customers and revenues from sales to residential data customers in 2013, 2014, 2015 and the first six months of 2016. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

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

•

Business services. We have experienced significant growth in business data, voice and video customers and revenues and expect this to continue. We attribute this growth to our strategic focus, beginning in 2013 and expected to continue in the future, on increasing sales to business customers. As noted above, in the third quarter of 2015, we completed the implementation of a new billing system. This new billing system counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. This change in methodology negatively impacted our business data and voice customer counts in the second quarter of 2016 compared to the second quarter of 2015. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. On February 26, 2015, the FCC voted to use its Title II authority to regulate broadband Internet access services, and on March 12, 2015, the FCC released the text of the Open Internet Order (the “Order”). According to the Order, under this regime, the FCC will forbear from systematic rate regulation of Internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, the Order also imposes on all providers of broadband Internet access service, including us, obligations that limit the ways we can manage certain types of traffic. In June 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the Order in its entirety. We cannot predict whether or not future changes to the regulatory framework that are inconsistent with the Order will occur or whether the decision of the U.S. Court of Appeals for the D.C Circuit will be appealed, and if any such appeal would be successful.

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

Our results of operations for the three and six months ended June 30, 2016 may not be indicative of our future results. In addition, as we did not operate as a stand-alone entity prior to July 1, 2015, the financial information included in this Quarterly Report on Form 10-Q may not necessarily be indicative of our future performance and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a stand-alone entity during all of the periods presented.

Customer Counts and PSUs by Primary Products

Between July 1, 2015 and June 30, 2016, we had a reduction of 68,772 residential PSUs, representing a decline of 7.1%. Including business customers, we had a reduction of 67,425 PSUs, representing a decline of 6.5%, and a reduction of 12,078 total customer relationships, representing a decline of 1.8% for the 12 months ended June 30, 2016. The decline in business voice customers for the 12 months ended June 30, 2016 was primarily attributable to converting data into a new billing system, which counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

           For the six months ended June 30, 2016, we had a reduction of 27,493 residential PSUs, representing a 3.0% decline from December 31, 2015. Including business customers, we had a reduction of 24,254 PSUs during the six months ended June 30, 2016, representing a 2.4% decline from December 31, 2015, and we had a reduction of 4,661 total customer relationships, representing a 0.7% decrease from December 31, 2015.

           The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	As of June 30,		Annual Net Gain/(Loss)
Customer Counts and PSUs	2016	2015	Change	% Change
Residential data customers (1)	465,603	457,401	8,202	1.8
Residential video customers (2)	324,982	385,136	(60,154)	(15.6)
Residential voice customers (3)	103,806	120,626	(16,820)	(13.9)
Total residential (4)	894,391	963,163	(68,772)	(7.1)
Business data customers (5)	42,714	39,635	3,079	7.8
Business video customers (6)	13,992	14,742	(750)	(5.1)
Business voice customers (7)(8)	17,134	18,116	(982)	(5.4)
Total business (8)(9)	73,840	72,493	1,347	1.9
Total PSUs	968,231	1,035,656	(67,425)	(6.5)
Total residential customer relationships	610,293	627,270	(16,977)	(2.7)
Total business customer relationships	49,650	44,751	4,899	10.9
Total customer relationships	659,943	672,021	(12,078)	(1.8)

(1)	Residential data customers include all residential customers who subscribe to our data service.
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
(8)

The decrease in business voice customers and the modest increase in total business PSUs was primarily attributable to converting data into our new billing system, which counts each business customer relationship at a unique business address as a single customer; whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

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

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Revenues

Revenues increased $1.9 million, or 0.9%, due primarily to increases in residential data and business services revenues of $13.6 million and $2.6 million, respectively, as a result of the customer mix shift described above, partially offset by decreases in residential video and residential voice revenues of $12.2 million and $1.4 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 15.6% and residential voice customer losses of 13.9% for the 12 months ended June 30, 2016.

Revenues by service offering were as follows for the three months ended June 30, 2016 and 2015, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2016		2015		2016 vs. 2015
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data (1)	$86,031	42.1	$72,477	35.8	$13,554	18.7
Residential video (1)	74,016	36.2	86,227	42.5	(12,211)	(14.2)
Residential voice (1)	10,944	5.4	12,368	6.1	(1,424)	(11.5)
Business services	24,491	12.0	21,870	10.8	2,621	12.0
Advertising sales	6,616	3.2	7,320	3.6	(704)	(9.6)
Other	2,459	1.1	2,436	1.2	23	0.9
Total revenues	$204,557	100.0	$202,698	100.0	$1,859	0.9

(1)	Certain residential data, video and voice service revenues for the three months ended June 30, 2015 have been reclassified to conform with the 2016 presentation.

    Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		2016 vs. 2015
			$	%
	2016	2015	Change	Change
Residential data (1)(2)	$61.49	$52.85	$8.64	16.4
Residential video (1)(2)	74.59	72.61	1.98	2.7
Residential voice (1)(2)	34.55	33.52	1.03	3.1
Business services (3)	166.61	165.77	0.84	0.5
Total customers (3)	102.88	100.09	2.79	2.8

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.
(2)

Certain residential data, video and voice service revenues used in the calculation of average monthly revenue per unit for the three months ended June 30, 2015 have been reclassified to conform with the 2016 presentation.

(3)

Average monthly per unit values represent the applicable business services or total revenues divided by the corresponding average number of customer relationships at the beginning and end of each period.

Residential data service revenues increased $13.6 million, or 18.7%, due primarily to a rate increase taken in the fourth quarter of 2015, an increase in residential data customers of 1.8% for the 12 months ended June 30, 2016, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues declined $12.2 million, or 14.2%, due primarily to residential video customer losses of 15.6%, partially offset by a broadcast television surcharge imposed in the second quarter of 2016.

Residential voice service revenues decreased $1.4 million, or 11.5%, due primarily to a decline in residential voice customers of 13.9% for the 12 months ended June 30, 2016 as more residential customers have discontinued landline voice service.

Business services revenues increased $2.6 million, or 12.0%, due primarily to growth in our business data and voice services to both small and medium-sized businesses and enterprise customers. Total business customer relationships increased 10.9% for the 12 months ended June 30, 2016. As described above, the decline in business voice customers and the fairly modest 1.9% increase in total business PSUs for the 12 months ended June 30, 2016 was primarily attributable to converting data into a new billing system in 2015, which counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. Overall, business services comprised 12.0% of our total revenues for the second quarter of 2016 compared to 10.8% of our total revenues for the second quarter of 2015.

Advertising sales revenues declined $0.7 million, or 9.6%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues remained flat at approximately $2.4 million, due primarily to an increase in reconnect fees of $0.3 million, offset by a decrease in late charges and other miscellaneous revenue of $0.3 million.

 Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $3.3 million, or 4.2%, due primarily to a 15.6% reduction in residential video customers, which significantly reduced programming costs. In total, programming costs declined $3.0 million and non-programming operating expenses decreased $0.3 million. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 37.1% and 39.0% for the three months ended June 30, 2016 and 2015, respectively.

Selling, general and administrative expenses declined $8.9 million, or 17.0%, due primarily to decreases in processing costs for customer billing following the completion of our billing system conversion of $4.3 million; salaries, wages and benefits costs of $2.5 million; equity-based compensation of $0.6 million; and property taxes and pole rental expense of $0.5 million. Selling, general and administrative expenses as a percentage of revenues were 21.3% and 25.8% for the three months ended June 30, 2016 and 2015, respectively.

           Depreciation and amortization decreased $0.7 million, or 2.1%, due primarily to lower capital expenditures in the 12 months ended June 30, 2016 versus the 12 months ended June 30, 2015.

Income from Operations

Income from operations increased $14.8 million, or 41.3%, due to increased revenues and reductions in operating expenses; selling, general and administrative expenses; and depreciation and amortization.

Interest Expense

Interest expense was $7.5 million for the second quarter of 2016, attributable to our long-term debt incurred in connection with the spin-off. Interest expense was $1.0 million for the second quarter of 2015 because our long-term debt was issued in June 2015.

Other Income

Other income, which was primarily attributable to interest income, was flat quarter over quarter.

Provision for Income Taxes

Provision for income taxes increased $3.2 million, or 23.7%, due primarily to an increase in taxable income of $8.4 million, or 24.0%. The Company’s effective tax rate for the three months ended June 30, 2016 was 38.3%, compared to 38.5% for the three months ended June 30, 2015.

Net Income

As a result of the factors described above, our net income was $26.6 million for the second quarter of 2016, compared to $21.4 million for the second quarter of 2015.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Revenues

Revenues increased $1.8 million, or 0.4%, due primarily to increases in residential data and business services revenues of $25.9 million and $5.3 million, respectively, as a result of the customer mix shift described above, partially offset by decreases in residential video and residential voice revenues of $24.7 million and $3.3 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 15.6% and residential voice customer losses of 13.9% for the 12 months ended June 30, 2016.

Revenues by service offering were as follows for the six months ended June 30, 2016 and 2015, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2016		2015		2016 vs. 2015
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$169,470	41.6	$143,536	35.4	$25,934	18.1
Residential video	148,869	36.5	173,555	42.8	(24,686)	(14.2)
Residential voice	22,258	5.5	25,519	6.3	(3,261)	(12.8)
Business services	48,318	11.9	43,030	10.6	5,288	12.3
Advertising sales	13,619	3.3	14,893	3.7	(1,274)	(8.6)
Other	4,828	1.2	5,074	1.2	(246)	(4.8)
Total revenues	$407,362	100.0	$405,607	100.0	$1,755	0.4

    Average monthly revenue per unit for the indicated service offerings were as follows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		2016 vs. 2015
			$	%
	2016	2015	Change	Change
Residential data (1)	$60.97	$52.74	$8.23	15.6
Residential video (1)	73.53	70.42	3.11	4.4
Residential voice (1)	34.53	33.81	0.72	2.1
Business services (2)	165.98	163.95	2.03	1.2
Total customers (2)	102.52	99.51	3.01	3.0

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.
(2)

Average monthly per unit values represent the applicable business services or total revenues divided by the corresponding average number of customer relationships at the beginning and end of each period.

Residential data service revenues increased $25.9 million, or 18.1%, due primarily to a rate increase taken in the fourth quarter of 2015, an increase in residential data customers of 1.8% for the 12 months ended June 30, 2016, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues declined $24.7 million, or 14.2%, due primarily to residential video customer losses of 15.6% for the 12 months ended June 30, 2016, partially offset by a broadcast television surcharge imposed in the second quarter of 2016.

Residential voice service revenues decreased $3.3 million, or 12.8%, due primarily to a decline in residential voice customers of 13.9% for the 12 months ended June 30, 2016 as more residential customers have discontinued landline voice service.

Business services revenues increased $5.3 million, or 12.3%, due primarily to growth in our business data and voice services to both small and medium-sized businesses and enterprise customers. Total business customer relationships increased 10.9% for the 12 months ended June 30, 2016. As described above, the decline in business voice customers and the fairly modest 1.9% increase in total business PSUs for the 12 months ended June 30, 2016 was primarily attributable to converting data into a new billing system in 2015, which counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. Overall, business services comprised 11.9% of our total revenues for the first half of 2016, compared to 10.6% of our total revenues for the first half of 2015.

Advertising sales revenues declined $1.3 million, or 8.6%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues declined $0.2 million, or 4.8%, due primarily to the impact of a decreased number of residential video and residential voice customers on installation and late charges.

 Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $7.7 million, or 4.8%, due primarily to a 15.6% reduction in residential video customers, which significantly reduced programming costs. In total, programming costs declined $7.0 million and non-programming operating expenses decreased $0.8 million. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 37.5% and 39.5% for the six months ended June 30, 2016 and 2015, respectively.

 Selling, general and administrative expenses declined $14.3 million, or 14.1%, due primarily to decreases in processing costs for customer billing following the completion of our billing system conversion of $8.1 million; salaries, wages and benefit costs of $4.2 million; property taxes and pole rent expense of $2.0 million; and bad debt expense of $0.4 million, partially offset by increases in equity and cash-based compensation expense of $1.3 million. Selling, general and administrative expenses as a percentage of revenues were 21.4% and 25.1% for the six months ended June 30, 2016 and 2015, respectively.

           Depreciation and amortization decreased $2.4 million, or 3.4%, due primarily to lower capital expenditures in the 12 months ended June 30, 2016 versus the 12 months ended June 30, 2015.

Income from Operations

Income from operations increased $26.2 million, or 36.6%, due to increased revenues and reductions in operating expenses; selling, general and administrative expenses; and depreciation and amortization.

Interest Expense

Interest expense was $15.1 million for the six months ended June 30, 2016, attributable to our long-term debt incurred in connection with the spin-off. Interest expense was $1.0 million for the six months ended June 30, 2015 because our long-term debt was issued in June 2015.

Other Income

Other income increased $0.7 million, primarily driven by higher interest income and certain state income tax credits.

Provision for Income Taxes

Provision for income taxes increased $2.7 million, or 9.8%, due primarily to an increase in taxable income of $12.8 million, or $18.1%. The Company’s effective tax rate for the six months ended June 30, 2016 was 35.7%, compared to 38.5% for the six months ended June 30, 2015.

Net Income

As a result of the factors described above, our net income was $53.7 million for the six months ended June 30, 2016, compared to $43.5 million for the six months ended June 30, 2015.

Use of Adjusted EBITDA and Free Cash Flow

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures and should be considered in addition to, not as a substitute for, net income or net cash provided by operating activities reported in accordance with GAAP. These terms, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA and Free Cash Flow are reconciled to net income below. Free Cash Flow is also reconciled to net cash provided by operating activities below.

Adjusted EBITDA is defined as net income plus net interest expense, provision for income taxes, depreciation and amortization, equity- and pre-spin cash-based incentive compensation expense, (gain) loss on deferred compensation, loss on disposal of fixed assets, other income and other unusual operating expenses, as defined in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

Free Cash Flow is defined as Adjusted EBITDA less capital expenditures when used as performance measure. It is also calculated as net cash provided by operating activities excluding the impact of capital expenditures, interest expense, provision for income taxes, changes in operating assets and liabilities and other unusual operating expenses, as defined in the tables below.

We use Adjusted EBITDA and Free Cash Flow to assess our performance, and we also use Free Cash Flow to assess our ability to fund operations and make additional investments with internally-generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our Senior Credit Facilities and outstanding Notes to determine compliance with the covenants contained in the Senior Credit Facilities and Notes. For the purpose of calculating compliance with leverage covenants, we use a measure similar to Adjusted EBITDA, as presented.   Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program.

	Three Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Net income	$26,633	$21,435	$5,198	24.3

Plus: Interest expense, net	7,549	997	6,552	NM
Provision for income taxes	16,558	13,391	3,167	23.7
Depreciation and amortization	34,689	35,435	(746)	(2.1)
Equity- and pre-spin cash-based incentive compensation expense	3,420	4,313	(893)	(20.7)
(Gain) loss on deferred compensation	100	(497)	597	120.1
Other income	(183)	(34)	(149)	NM
Loss on disposal of fixed assets	157	500	(343)	(68.6)
Billing system implementation costs	-	2,058	(2,058)	(100.0)

Adjusted EBITDA	88,923	77,598	11,325	14.6

Less: Capital expenditures (1)	37,628	37,563	65	0.2

Free Cash Flow (1)	$51,295	$40,035	$11,260	28.1

	Six Months Ended June 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Net income	$53,677	$43,543	$10,134	23.3

Plus: Interest expense, net	15,104	997	14,107	NM
Provision for income taxes	29,852	27,196	2,656	9.8
Depreciation and amortization	69,382	71,815	(2,433)	(3.4)
Equity- and pre-spin cash-based incentive compensation expense	6,466	4,810	1,656	34.4
Gain on deferred compensation	(120)	(584)	464	79.5
Other income	(693)	(16)	(677)	NM
Loss on disposal of fixed assets	565	917	(352)	(38.4)
Billing system implementation costs	-	3,630	(3,630)	(100.0)

Adjusted EBITDA	174,233	152,308	21,925	14.4

Less: Capital expenditures (1)	65,023	69,265	(4,242)	(6.1)

Free Cash Flow (1)	$109,210	$83,043	$26,167	31.5

__________

NM	Not meaningful.
(1)

Capital expenditures reflect our reported capital expenditure amounts in accordance with disclosure guidance as supported by the National Cable & Telecommunications Association (“NCTA”). In our Annual Report on Form 10-K for the year ended December 31, 2015, we had defined Free Cash Flow as Adjusted EBITDA less cash paid for property, plant and equipment; accordingly, capital expenditures and Free Cash Flow for the three and six months ended June 30, 2015 have been revised from the corresponding items disclosed in our Annual Report on Form 10-K for such period. See “Financial Condition: Liquidity and Capital Resources—Capital Expenditures” below.

Free Cash Flow is reconciled to net cash provided by operating activities, as presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net cash provided by operating activities	$48,041	$61,467	$125,580	$117,237
Amortization of financing costs	(405)	-	(809)	-
Deferred income taxes	660	5,875	3,330	11,455
Changes in operating assets and liabilities	16,603	(5,961)	1,989	(8,133)
Interest expense	7,549	997	15,104	997
Provision for income taxes	16,558	13,391	29,852	27,196
Pre-spin cash-based incentive compensation expense	-	302	-	526
(Gain) loss on deferred compensation	100	(497)	(120)	(584)
Other income	(183)	(34)	(693)	(16)
Billing system implementation costs	-	2,058	-	3,630
Capital expenditures	(37,628)	(37,563)	(65,023)	(69,265)
Free Cash Flow	$51,295	$40,035	$109,210	$83,043

We believe Adjusted EBITDA is an appropriate measure for evaluating the operating performance of our Company. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similar measures reported by other companies.

We believe that Free Cash Flow is useful as it shows our performance while taking into account cash outflows for capital expenditures and is one of several indicators of our ability to service debt, make investments and/or return capital to our stockholders. We also believe that Free Cash Flow is one of several benchmarks used by investors, analysts and peers for comparison of performance in our industry, although our measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies.

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

The following table shows a summary of our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$125,580	$117,237	$8,343	7.1
Net cash used in investing activities	(75,522)	(74,416)	(1,106)	(1.5)
Net cash (used in) provided by financing activities	(66,516)	56,234	(122,750)	(218.3)
Change in cash and cash equivalents	(16,458)	99,055	(115,513)	(116.6)
Cash and cash equivalents, beginning of period	119,199	6,410	112,789	NM
Cash and cash equivalents, end of period	102,741	105,465	(2,724)	(2.6)

 __________

NM	Not meaningful.

 During the first half of 2016, our cash and cash equivalents decreased by $16.5 million, and at June 30, 2016, we had approximately $102.7 million of cash on hand, compared to $119.2 million at December 31, 2015.

At June 30, 2016, we had a working capital surplus of $35.5 million. At December 31, 2015, we had a working capital surplus of $37.9 million. In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of approximately $550 million, of which approximately $450 million was distributed to GHC prior to the consummation of the spin-off.

 Our net cash provided by operating activities was $125.6 million and $117.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily attributable to an increase in net income of $10.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

 Our net cash used in investing activities was $75.5 million and $74.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily attributable to a $1.5 million increase in cash paid for property, plant and equipment during the first half of 2016 compared to the first half of 2015.

Our net cash used in financing activities was $66.5 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $56.2 million for the six months ended June 30, 2015. Net cash used in financing activities in the first half of 2016 was primarily attributable to a total of $63.8 million of cash paid for repurchases of outstanding common stock pursuant to our stock repurchase program described below and quarterly cash dividend payments to stockholders. Meanwhile, in the first half of 2015, we generated a net of $54.0 million of cash from financing activities attributable to proceeds from the issuance of our long-term debt after using a portion of such proceeds for payments of dividends and net transfers to GHC in connection with the spin-off.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). We plan to make purchases under the stock repurchase program from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. Since the beginning of the stock repurchase program through the end of the second quarter of 2016, we have repurchased 145,903 shares at an aggregate cost of $62.9 million. Additionally, we currently expect to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board.

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

For the six months ended June 30, 2016 and 2015, capital expenditures were $65.0 million and $69.3 million, respectively.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Customer premise equipment	$12,248	$17,363
Commercial	2,909	3,082
Scaleable infrastructure	25,163	19,382
Line extensions	4,004	4,025
Upgrade/rebuild	6,459	11,770
Support capital	14,240	13,643
	$65,023	$69,265

In our Annual Report on Form 10-K, we disclosed the amount of “cash paid for property, plant and equipment” reported in our Consolidated Statements of Cash Flows, which was based on cash payments made during the relevant periods, in addition to NCTA capital expenditures. Our Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q disclose NCTA capital expenditures and the change in accrued expenses related to capital expenditures for the six months ended June 30, 2015, the sum of which equals cash paid for property, plant and equipment as disclosed in our Annual Report on Form 10-K for such period.

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations remaining as of June 30, 2016 (in thousands):

Years ending December 31,	Programming purchase commitments (1)	Operating leases	Long-term debt	Other purchase obligations (2)	Total
2016	$70,073	$391	$2,500	$21,480	$94,444
2017	97,912	484	6,250	17,548	122,194
2018	92,292	266	8,750	9,906	111,214
2019	67,717	248	12,500	3,395	83,860
2020	68,907	184	67,500	1,157	137,748
Thereafter	64,158	797	450,292	5,409	520,656
Total	$461,059	$2,370	$547,792	$58,895	$1,070,116

_________

(1)	Includes commitments to purchase programming.
(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of June 30, 2016 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Long-term debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

•

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $2.9 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

•

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Condensed Consolidated Statements of Operations and Comprehensive Income were $7.2 million and $8.2 million for the six months ended June 30, 2016 and 2015, respectively.

•

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of June 30, 2016 and December 31, 2015 totaled $5.1 million and $4.6 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2016 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2016	17,019	$444.29	17,019	$191,482
May 1 to 31, 2016	2,133	460.98	2,133	190,499
June 1 to 30, 2016	6,781	497.70	6,781	187,124
Total	25,933	$459.63	25,933

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

Date: August 4, 2016

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Chief Financial Officer

Date: August 4, 2016