Form 10-Q
period 2016-09-30
Cable One, Inc.
filed 2016-11-04
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of October 31, 2016
Common Stock, par value $0.01	5,712,573

CABLE ONE, INC.

FORM 10-Q

 i

PART I:  FINANCIAL INFORMATION

Item 1.     Financial Statements

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$123,701	$119,199
Accounts receivable, net	30,968	34,705
Prepaid assets	15,101	10,824
Total Current Assets	169,770	164,728
Property, plant and equipment, net	623,297	640,567
Intangibles, net	496,250	496,770
Goodwill	85,488	85,488
Other assets	9,703	11,252
Total Assets	$1,384,508	$1,398,805

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$82,429	$95,288
Deferred revenue	21,903	22,363
Income taxes payable	2,493	5,431
Long-term debt - current portion	5,625	3,750
Total Current Liabilities	112,450	126,832
Long-term debt	532,356	535,511
Accrued compensation and related benefits	24,668	24,399
Other liabilities	225	90
Deferred income taxes	277,190	276,627
Total Liabilities	946,889	963,459

Commitments and contingencies (see Note 15)

Stockholders' Equity
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,886,889 and 5,879,925 shares issued, and 5,712,573 and 5,833,442 shares outstanding as of September 30, 2016 and December 31, 2015, respectively)	59	59
Additional paid-in capital	14,202	4,929
Retained earnings	495,960	447,282
Accumulated other comprehensive loss	(474)	(557)
Treasury stock, at cost (174,316 and 46,483 shares held as of September 30, 2016 and December 31, 2015, respectively)	(72,128)	(16,367)
Total Stockholders' Equity	437,619	435,346
Total Liabilities and Stockholders' Equity	$1,384,508	$1,398,805

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2016	2015	2016	2015
Revenues	$205,536	$198,215	$612,898	$603,822
Costs and expenses
Operating (excluding depreciation and amortization)	76,691	75,291	229,356	235,674
Selling, general and administrative	48,807	47,820	136,182	149,508
Depreciation and amortization	36,218	36,108	105,600	107,922
Total operating costs and expenses	161,716	159,219	471,138	493,104
Income from operations	43,820	38,996	141,760	110,718
Interest expense	(7,529)	(7,804)	(22,633)	(8,801)
Other income, net	4,329	103	5,023	118
Income before income taxes	40,620	31,295	124,150	102,035
Provision for income taxes	19,746	11,883	49,598	39,079
Net income	$20,874	$19,412	$74,552	$62,956

Other comprehensive gain, net of tax	28	-	83	-
Comprehensive income	$20,902	$19,412	$74,635	$62,956

Net income per common share:
Basic	$3.65	$3.31	$12.96	$10.76
Diluted	$3.63	$3.30	$12.91	$10.75
Weighted average common shares outstanding:
Basic	5,720,257	5,871,928	5,753,204	5,852,956
Diluted	5,755,161	5,875,588	5,776,504	5,854,176

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2015	5,833,442	$59	$4,929	$447,282	$(16,367)	$(557)	$435,346
Net income	-	-	-	74,552	-	-	74,552
Changes in pension (net of tax)	-	-	-	-	-	83	83
Equity-based compensation	6,964	-	9,653	-	-	-	9,653
Issuance of common stock under restricted stock unit awards	947	-	(380)	-	380	-	-
Forfeiture of restricted stock	(2,384)	-	-	-	-	-	-
Repurchase of common stock	(126,396)	-	-	-	(56,141)	-	(56,141)
Dividends paid to stockholders	-	-	-	(25,874)	-	-	(25,874)
Balance at September 30, 2016	5,712,573	$59	$14,202	$495,960	$(72,128)	$(474)	$437,619

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$74,552	$62,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,600	107,922
Amortization of deferred financing costs	1,233	-
Equity-based compensation	9,653	6,338
Gain on sale of cable system	(4,165)	-
Deferred income taxes	563	(23,377)
Net loss on sales of property, plant and equipment	1,625	1,133
Changes in operating assets and liabilities:
Accounts receivable, net	3,737	(676)
Prepaid assets	(4,292)	(727)
Accounts payable and accrued liabilities	6,433	24,650
Deferred revenue	(460)	855
Income taxes payable	(2,938)	15,348
Other assets and other liabilities, net	2,031	305
Net cash provided by operating activities	193,572	194,727

Cash flows from investing activities:
Capital expenditures	(91,343)	(99,242)
Change in accrued expenses related to capital expenditures	(17,706)	(4,160)
Proceeds from sale of cable system	6,752	-
Acquisition of cable system	(760)	-
Proceeds from sales of property, plant and equipment	377	300
Net cash used in investing activities	(102,680)	(103,102)

Cash flows from financing activities:
Net transfers to GHC	-	(32,795)
Proceeds from issuance of long-term debt, net of issuance costs	-	541,114
Payments of debt issuance costs	-	(1,768)
Payments on long-term debt	(2,512)	(625)
Repurchase of common stock	(56,141)	(5,932)
Dividends paid to stockholders	(25,874)	-
Dividends paid to GHC	-	(450,000)
Cash overdraft	(1,863)	(4,141)
Other	-	618
Net cash (used in) provided by financing activities	(86,390)	46,471

Change in cash and cash equivalents	4,502	138,096
Cash and cash equivalents, beginning of period	119,199	6,410
Cash and cash equivalents, end of period	$123,701	$144,506

Supplemental cash flow disclosures:
Cash paid for interest expense	$14,781	$584
Cash paid for income taxes	$51,372	$4,413
Non-cash investing and financing activity:
Equipment financed with capital lease	$-	$301

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

Cable One owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 19 Western, Midwestern and Southern states of the United States of America. As of September 30, 2016, Cable One provided service to 510,573 data customers, 329,386 video customers and 118,205 voice customers.

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

The Company’s results of operations for the three and nine months ended September 30, 2016 and 2015 may not be indicative of the Company’s future results. In addition, as the Company did not operate as a stand-alone entity prior to July 1, 2015, the Condensed Consolidated Financial Statements included herein may not necessarily be indicative of the Company’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during all of the periods presented.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation. See the “Recently Adopted and Issued Accounting Pronouncements” section below for information regarding a balance sheet reclassification of deferred financing costs that resulted from the adoption of new accounting guidance. The Company also reclassified amounts in its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 from Capital expenditures to Change in accrued expenses related to capital expenditures to conform to the current year presentation. This reclassification had no impact on the previously reported cash flows from investing activities.

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

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The new guidance should be applied on a full retrospective basis to all periods presented. This guidance is effective for interim and fiscal years beginning after December 15, 2015. In accordance with the provisions of the new guidance, the Company has recorded unamortized debt issuance costs net of the long-term debt liability in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. This resulted in a reclassification of deferred financing costs, which caused a reduction of $9.8 million to Long-term debt, $1.6 million to Current Assets and $8.2 million to Other assets in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.

In September 2015, the FASB issued new guidance that requires that an acquirer in a business combination reflect adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the adjustment had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this guidance, with early adoption permitted. The Company does not expect this guidance to have a significant impact on its financial statements unless an acquisition is made.

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

In August 2016, the FASB issued new guidance affecting the classification of certain cash receipts and cash payments, including debt prepayments or debt extinguishments costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. If an entity early adopts this guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect this guidance to have a significant impact on its financial statements.

3.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Residential
Data	$86,797	$73,074	$256,267	$216,610
Video	73,841	81,209	222,710	254,764
Voice	10,475	11,950	32,733	37,469
Business services	25,406	22,436	73,724	65,466
Advertising sales	6,460	7,271	20,079	22,164
Other	2,557	2,275	7,385	7,349
Total revenues	$205,536	$198,215	$612,898	$603,822

The amount of franchise fees recorded on a gross basis and included in residential video revenues above was $3.6 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and $10.7 million and $11.9 million for the nine months ended September 30, 2016 and 2015, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Cable distribution systems	$1,080,105	$1,017,250
Customer premise equipment	253,488	259,678
Other equipment and fixtures	352,121	317,696
Buildings and leasehold improvements	86,925	84,503
Capitalized software	80,875	75,027
Construction in progress	57,981	89,742
Land	9,476	9,482
Total property, plant and equipment	1,920,971	1,853,378
Less accumulated depreciation	(1,297,674)	(1,212,811)
Property, plant and equipment, net	$623,297	$640,567

Depreciation and amortization expense was $36.2 million and $36.1 million for the three months ended September 30, 2016 and 2015, respectively, and $105.6 million and $107.9 million for the nine months ended September 30, 2016 and 2015, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2016 and December 31, 2015 was $85.5 million. Historically, the Company has not recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				September 30, 2016
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,132	$3,758	$374
Indefinite-Lived Intangible Assets
Franchise agreements				$495,876

				December 31, 2015
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,127	$3,678	$449
Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

6.	LONG-TERM DEBT

Long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior Unsecured Notes	$450,000	$450,000
Senior Credit Facilities	96,250	98,750
Capital lease obligation	288	301
Total debt	546,538	549,051
Less unamortized debt issuance costs	(8,557)	(9,790)
Less current portion long-term debt	(5,625)	(3,750)
Total long-term debt	$532,356	$535,511

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

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. As of September 30, 2016, borrowings under the Senior Credit Facilities bore interest at a rate of 2.14% per annum. In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of September 30, 2016, the commitment fee accrues at a rate of 0.25% per annum.

The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at September 30, 2016 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum.

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

The Company was in compliance with all debt covenants as of September 30, 2016.

As of September 30, 2016, the future maturities of long-term debt were as follows (in thousands):

Years Ending December 31:	Amount
2016	$1,250
2017	6,250
2018	8,750
2019	12,500
2020	67,500
Thereafter	450,288
Total	$546,538

7.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $18.2 million and $18.3 million at September 30, 2016 and December 31, 2015, respectively. These liabilities are included in Accrued compensation and related benefits in the Condensed Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s money market investments, commercial paper and long-term debt, including current portion, as of September 30, 2016, were as follows (in thousands):

	September 30, 2016
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$33,083	$33,083
Commercial paper	$74,922	$74,904
Long-term debt, including current portion
Notes	$450,000	$471,375
Term Loan	$96,250	$96,250

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

On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As of September 30, 2016, the Company has repurchased 164,532 shares at an aggregate cost of $72.5 million.

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

Restricted Stock Awards. The Company has granted restricted shares of Company common stock subject to service-based vesting conditions under the 2015 Plan to employees of the Company (the “Restricted Shares”). The Restricted Shares generally cliff-vest on the three-year anniversary of the grant date, except in the case of awards made to individuals (i) whose equity awards issued by GHC were forfeited in connection with the spin-off (the “Replacement Shares”), which Replacement Shares are generally scheduled to cliff-vest on December 12, 2016 (with certain exceptions as provided in the applicable award agreement), or (ii) who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares”), which Staking Shares are scheduled to cliff-vest on January 2, 2018.  The Restricted Shares are also generally subject to the achievement of certain performance goals as defined in the 2015 Plan. For awards granted in 2015, the performance goals, which have been met, related primarily to year over year growth in Adjusted EBITDA less capital expenditures.  For performance-based awards granted in 2016, the performance goals relate primarily to year over year growth in Adjusted EBITDA and to capital expenditures as a percentage of total revenues. The Restricted Shares are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

The compensation arrangements for the Company’s non-employee directors under the 2015 Plan provide that each non-employee director is entitled to an annual retainer of $150,000, plus an additional annual retainer of $15,000 for each non-employee director who serves as a committee chair or as lead independent director.  Each such retainer will be provided in the form of restricted stock units (“RSUs”).  Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. As of September 30, 2016, 2,197 RSUs were vested and deferred.

During the three months ended September 30, 2016, the Company granted five RSUs to non-employee directors.

The Restricted Shares and RSUs are collectively referred to as “restricted stock.” During the nine months ended September 30, 2016, the Company granted 9,355 shares of restricted stock, with a total value at the grant date of $4.1 million, to employees and non-employee directors, and a summary of the restricted stock is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Unvested as of January 1, 2016	39,744	$383.18
Granted	9,355	$441.45
Vested	(3,149)	$415.12
Unvested as of September 30, 2016	45,950	$392.87

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately vest. Equity-based compensation expense for restricted stock was $2.4 million and $7.4 million for the three and nine months ended September 30, 2016, respectively.  At September 30, 2016, there was $10.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.1 years.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2015	135,600	$422.31	$87.22	$1.5	9.7
Granted	2,500	$441.51	$91.48	$-	9.5
Outstanding as of September 30, 2016	138,100	$422.66	$87.30	$22.3	8.9

Vested and exercisable as of September 30, 2016	33,900	$422.31	$87.22	$5.5	8.9

The fair value of the SARs was measured based on the Black-Scholes model. The inputs used in the fair value measurement for 2016 were as follows:

2016
Expected volatility	22.67%
Risk-free interest rate	1.45%
Expected term (in years)	6.25
Expected dividend yield	1.35%

Compensation expense associated with unvested SARs is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Equity-based compensation expense for these SARs was $0.8 million and $2.2 million for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, there was $8.8 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted average period of 1.9 years.

Compensation Expense. Total equity-based compensation expense recognized was $3.2 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively, and $9.7 million and $6.3 million for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded an additional income tax benefit of $1.2 million related to the equity-based awards granted through the third quarter of 2016. As of September 30, 2016, the total deferred tax asset related to all outstanding equity-based awards was $5.4 million.  Prior to the spin-off, a portion of these charges related to costs allocated to the Company for GHC corporate employees not solely dedicated to the Company.

Also, in connection with the spin-off, GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable One employees.  The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards.  The Company recorded $3.7 million of incremental stock compensation expense, net of forfeitures, related to such awards during the first half of 2015, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

10.	POSTEMPLOYMENT BENEFIT PLANS, PRE-SPIN

Multiemployer Benefit Plans. Through June 30, 2015, certain of the Company’s employees participated in The Retirement Plan for Graham Holdings Company (the “GHC Retirement Plan”) and GHC’s Supplemental Executive Retirement Plan (collectively with the GHC Retirement Plan, the “GHC Plans”). The total cost of the GHC Plans was actuarially determined and the Company received an allocation of the service cost associated with the GHC Plans based upon actual benefits earned by the Company’s employees. The amount of pension expense allocated to the Company related to these multiemployer plans was $2.1 million for the first half of 2015, and is reflected within Operating and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2015, the GHC Retirement Plan was fully funded and is not in critical or endangered status as currently defined by the Pension Protection Act of 2006. The GHC Supplemental Executive Retirement Plan is unfunded.

Multiemployer Savings Plans. Also, through June 30, 2015, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. The defined contribution plans allowed eligible employees to contribute a portion of their salary to the plans, and, in some cases, a matching contribution to the funds was provided. The Company recorded expense associated with these GHC-sponsored defined contribution plans of approximately $0.3 million for the first half of 2015.

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

Upon the spin-off, under the SERP, a $5.4 million long-term liability was transferred from GHC to Cable One representing the accumulated DB SERP and DC SERP liabilities of $4.1 million and $1.3 million, respectively. As the DB SERP is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments, which were not material for each of the three and nine months ended September 30, 2016 and 2015. Participant contributions into the DC SERP continued through December 31, 2015. No Company contributions were earned by DC SERP participants on or after July 1, 2015.

The Company uses a measurement date of December 31 for the DB SERP. An unamortized actuarial loss related to the DB SERP was recorded as of December 31, 2015, which is amortized through other comprehensive income over the estimated remaining service periods of the participants and is recognized in Other comprehensive gain, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income.

On June 5, 2015, the Board also adopted the Cable One Inc. 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for eligible employees to contribute a portion of their salary to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $0.8 million and $2.1 million for the three and nine months ended September 30, 2016, respectively.

In addition to the advent of the post-spin postemployment plans described above, the Company has (prior to the spin-off) and may continue to enter into arrangements with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives under the Cable One, Inc. Deferred Compensation Plan. Upon execution of the agreements the Company transfers the deferred incentive to a long-term liability. Market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense. The Company recorded compensation expense of $0.4 million and income of $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and compensation expense of $0.2 million and income of $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The total deferred compensation balance as of September 30, 2016 and December 31, 2015 was $18.2 million and $18.3 million, respectively.

In 1999, the Company’s CEO was granted a special deferred compensation award in recognition of his efforts in growing Cable One. Annual payouts under this arrangement will commence when he separates service with Cable One. The base amounts began accruing interest on May 1, 2016 at an annual rate corresponding to the applicable rate for 12-month U.S. treasury bills (set at each anniversary and carried forward), credited and compounded on an annual basis. The award may be payable in installments upon mutual agreement of Cable One and the CEO, not to extend beyond a ten-year period, however, in the event of his death, all amounts due will be payable in a lump sum within 60 days. No amounts have been paid to the CEO in 2016 in respect of this arrangement. As of September 30, 2016, the Company had an accrued liability of $2.0 million for this special deferred compensation, which is included within the Accrued compensation and related benefits line item on the Condensed Consolidated Balance Sheets.

12.	INCOME TAXES

The Company’s effective tax rate was 48.6% and 38.0% for the three months ended September 30, 2016 and 2015, respectively, and 40.0% and 38.3% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rates for the 2016 periods were higher than in the same periods in the prior year primarily due to $4.1 million in adjustments to correct misstatements related to deferred taxes recorded prior to the spin-off, a state tax audit covering a period prior to the spin-off and other tax calculations from prior years. These amounts are not material to the originating periods or for the Company’s projected annual results. The Company also recorded a $0.7 million adjustment primarily related to a change in estimate in a state apportionment calculation.

13.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing the net income allocable to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share further includes any common shares available to be issued upon exercise of outstanding equity awards if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$20,874	$19,412	$74,552	$62,956
Denominator:
Weighted average common shares outstanding - Basic	5,720,257	5,871,928	5,753,204	5,852,956
Effect of dilutive equity awards (1)	34,904	3,660	23,300	1,220
Weighted average common shares outstanding - Diluted	5,755,161	5,875,588	5,776,504	5,854,176

Net income per share:
Basic	$3.65	$3.31	$12.96	$10.76
Diluted	$3.63	$3.30	$12.91	$10.75
__________

(1) SARs outstanding that were not included in the diluted net income per share calculation because the effect would have been anti-dilutive were 0 and 12,787 for the three and nine months ended September 30, 2016, respectively, and 44,217 for the three and nine months ended September 30, 2015, respectively.

14.	RELATED PARTY TRANSACTIONS

Allocation of expenses. Prior to the spin-off, the Condensed Consolidated Financial Statements included allocations of expenses from GHC for certain overhead functions, including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $5.8 million of corporate overhead costs incurred by GHC for the first half of 2015, which are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015.

•

Financial Condition: Liquidity and Capital Resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2016 and 2015. This section also provides a discussion of our financing activity, contractual obligations and commitments and off-balance sheet arrangements that existed at September 30, 2016. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

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

Our Business

          We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 35 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 76% of our customers located in five states: Arizona, Idaho, Mississippi, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the seventh-largest cable system operator in the United States based on customers and revenues for the first half of 2016, making services available to approximately 1,657,000 homes in the United States as of September 30, 2016.

As of September 30, 2016, we provided service to 658,088 residential and business customers out of approximately 1,657,000 homes passed. Of these customers, 510,573 subscribed to data services, 329,386 subscribed to video services and 118,205 subscribed to voice services.

We generate revenues through five primary products. Ranked by share of our total revenues through the first nine months of 2016, they are residential data (41.8%) residential video (36.3%), business services (data, voice and video – 12.0%), residential voice (5.4%) and advertising sales (3.3%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition and product maturity.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the relatively recent trend, affecting the entire cable industry, of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to competition from other content providers and increasing programming costs and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, wireline voice. From 2013 through the third quarter of 2016, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a relatively high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing cash flow, Adjusted EBITDA less capital expenditures and margins.

The trends described above have impacted our four largest product lines in the following ways:

•

Residential data. We experienced growth in the number of our residential data customers and revenues from sales to residential data customers in 2013, 2014, 2015 and the first nine months of 2016. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. On February 26, 2015, the FCC voted to use its Title II authority to regulate broadband Internet access services, and on March 12, 2015, the FCC released the text of the Open Internet Order (the “Order”). According to the Order, under this regime, the FCC will forbear from systematic rate regulation of Internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, the Order also imposes on all providers of broadband Internet access service, including us, obligations that limit the ways we can manage certain types of traffic. In June 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the Order in its entirety. A petition for an en banc rehearing of the June 2016 decision upholding the Order is currently pending in the U.S. Court of Appeals for the D.C. Circuit. We cannot predict whether or not future changes to the regulatory framework that are inconsistent with the Order will occur, whether the petition for an en banc rehearing will be granted, or whether the decision of the U.S. Court of Appeals for the D.C. Circuit will be appealed, and if any such rehearing or appeal would be successful.

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

Prior to the spin-off, we participated in a centralized approach to cash management and in financing our operations managed by GHC. Cash was transferred to GHC and GHC funded our operating and investing activities as needed. Accordingly, cash and cash equivalents at the GHC level were not allocated to us in the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. GHC third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor on the debt and GHC borrowings were not directly attributable to our business.

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

Our results of operations for the three and nine months ended September 30, 2016 may not be indicative of our future results. In addition, as we did not operate as a stand-alone entity prior to July 1, 2015, the financial information included in this Quarterly Report on Form 10-Q may not necessarily be indicative of our future performance and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a stand-alone entity during all of the periods presented.

Customer Counts and PSUs by Primary Products

Between October 1, 2015 and September 30, 2016, we had a reduction of 56,764 residential PSUs, representing a decline of 6.0%. Including business customers, we had a reduction of 50,283 PSUs, representing a decline of 5.0%, and a reduction of 9,297 total customer relationships, representing a decline of 1.4% for the 12 months ended September 30, 2016. The declines in residential PSUs and total customer relationships were primarily the result of residential video and residential voice customer losses due to our shift in focus, as described above.

           For the nine months ended September 30, 2016, we had a reduction of 39,117 residential PSUs, representing a 4.2% decline from December 31, 2015. Including business customers, we had a reduction of 34,321 PSUs during the nine months ended September 30, 2016, representing a 3.5% decline from December 31, 2015, and we had a reduction of 6,516 total customer relationships, representing a 1.0% decrease from December 31, 2015.

           The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	As of September 30,		Annual Net Gain/(Loss)
Customer Counts and PSUs	2016	2015	Change	% Change
Residential data customers (1)	466,668	457,973	8,695	1.9
Residential video customers (2)	315,589	366,294	(50,705)	(13.8)
Residential voice customers (3)	100,510	115,264	(14,754)	(12.8)
Total residential (4)	882,767	939,531	(56,764)	(6.0)
Business data customers (5)	43,905	38,892	5,013	12.9
Business video customers (6)	13,797	14,513	(716)	(4.9)
Business voice customers (7)	17,695	15,511	2,184	14.1
Total business (8)	75,397	68,916	6,481	9.4
Total PSUs	958,164	1,008,447	(50,283)	(5.0)
Total residential customer relationships	607,399	621,152	(13,753)	(2.2)
Total business customer relationships	50,689	46,233	4,456	9.6
Total customer relationships	658,088	667,385	(9,297)	(1.4)

(1)	Residential data customers include all residential customers who subscribe to our data service.
(2)

Residential video customers include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video customers.

(3)	Residential voice customers include all residential customers who subscribe to our voice service. Residential customers who take multiple voice lines are only counted once in the total.
(4)	Total residential PSUs represents the sum of residential data, residential video and residential voice customers, not counting additional outlets within one household.
(5)	Business data customers include commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically, via fiber connections.
(6)	Business video customers include commercial accounts.
(7)	Business voice customers include commercial accounts that subscribe to our voice service.
(8)	Total business PSUs represent the sum of business data, business video and business voice customers.

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

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Revenues

Revenues increased $7.3 million, or 3.7%, due primarily to increases in residential data and business services revenues of $13.7 million and $3.0 million, respectively, as a result of the customer mix shift described above, partially offset by decreases in residential video and residential voice revenues of $7.4 million and $1.5 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 13.8% and residential voice customer losses of 12.8% for the 12 months ended September 30, 2016.

Revenues by service offering were as follows for the three months ended September 30, 2016 and 2015, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2016		2015		2016 vs. 2015
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$86,797	42.2	$73,074	36.9	$13,723	18.8
Residential video	73,841	35.9	81,209	41.0	(7,368)	(9.1)
Residential voice	10,475	5.1	11,950	6.0	(1,475)	(12.3)
Business services	25,406	12.4	22,436	11.3	2,970	13.2
Advertising sales	6,460	3.2	7,271	3.7	(811)	(11.2)
Other	2,557	1.2	2,275	1.1	282	12.4
Total revenues	$205,536	100.0	$198,215	100.0	$7,321	3.7

    Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		2016 vs. 2015
			$	%
	2016	2015	Change	Change
Residential data (1)	$62.07	$53.22	$8.85	16.6
Residential video (1)	76.85	72.05	4.80	6.7
Residential voice (1)	34.18	33.77	0.41	1.2
Business services (2)	168.80	164.40	4.40	2.7
Total customers (2)	103.96	98.66	5.30	5.4

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.
(2)

Average monthly per unit values represent the applicable business services or total revenues divided by the corresponding average number of customer relationships at the beginning and end of each period.

Residential data service revenues increased $13.7 million, or 18.8%, due primarily to a rate increase taken in the fourth quarter of 2015, an increase in residential data customers of 1.9% for the 12 months ended September 30, 2016, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues declined $7.4 million, or 9.1%, due primarily to residential video customer losses of 13.8%, partially offset by a broadcast television surcharge imposed in the second quarter of 2016.

Residential voice service revenues decreased $1.5 million, or 12.3%, due primarily to a decline in residential voice customers of 12.8% for the 12 months ended September 30, 2016 as more residential customers have discontinued landline voice service.

Business services revenues increased $3.0 million, or 13.2%, due primarily to growth in our business data and voice services to both small and medium-sized businesses and enterprise customers. Total business customer relationships increased 9.6% for the 12 months ended September 30, 2016. Overall, business services comprised 12.4% of our total revenues for the third quarter of 2016 compared to 11.3% of our total revenues for the third quarter of 2015.

Advertising sales revenues declined $0.8 million, or 11.2%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues increased $0.3 million, or 12.4%, due primarily to an increase in reconnect fees and other miscellaneous revenue of $0.4 million, partially offset by a decrease in late charges revenue of $0.1 million.

 Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) increased $1.4 million, or 1.9%, due primarily to a $2.9 million increase in non-programming operating expenses, partially offset by a $1.5 million decrease in programming costs, which primarily resulted from a 13.8% reduction in residential video customers. The increase in non-programming operating expenses was primarily attributable to increases in the net impact of changes in capitalized and contract labor of $1.3 million as the mix of plant-related labor shifted to repair and maintenance activities, fixed asset disposals of $0.8 million, backbone and Internet connectivity fees of $0.6 million, and software maintenance of $0.2 million. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 37.3% and 38.0% for the three months ended September 30, 2016 and 2015, respectively.

Selling, general and administrative expenses increased $1.0 million, or 2.1%, due primarily to increases in equity and cash-based incentive compensation of $3.2 million; acquisition-related costs of $2.5 million; and advertising and marketing costs of $1.3 million; partially offset by decreases in salaries, wages and benefits costs of $2.4 million due to decreased headcount and lower group insurance costs; processing costs for customer billing following the completion of our billing system conversion of $2.1 million; and general insurance costs of $1.2 million. Selling, general and administrative expenses as a percentage of revenues were 23.7% and 24.1% for the three months ended September 30, 2016 and 2015, respectively.

           Depreciation and amortization increased $0.1 million, or 0.3%.

Interest Expense

Interest expense decreased $0.3 million, or 3.5%.

Other Income

Other income increased $4.2 million, due to a $4.2 million net gain on the sale of a cable system.

Provision for Income Taxes

            Provision for income taxes increased $7.9 million, or 66.2%, due primarily to certain pre-spin period discrete tax items recorded during the third quarter of 2016 and an increase in taxable income of $9.3 million, or 29.8%. Our effective tax rate was 48.6% and 38.0% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate for the 2016 period was higher than in the same period in the prior year primarily due to $4.1 million in adjustments to correct misstatements related to deferred taxes recorded prior to the spin-off, a state tax audit covering a period prior to the spin-off and other tax calculations from prior years. We also recorded a $0.7 million adjustment primarily related to a change in estimate in a state apportionment calculation.

Net Income

           Net income increased $1.5 million, or 7.5%, due primarily to higher revenues from the increases in residential data and business services customers and the residential data rate increase taken in the fourth quarter of 2015 as well as the net gain on the sale of a cable system, partially offset by increased operating; selling, general and administrative; and income tax expenses incurred during the current quarter.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Revenues

Revenues increased $9.1 million, or 1.5%, due primarily to increases in residential data and business services revenues of $39.7 million and $8.3 million, respectively, as a result of the customer mix shift described above, partially offset by decreases in residential video and residential voice revenues of $32.1 million and $4.7 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 13.8% and residential voice customer losses of 12.8% for the 12 months ended September 30, 2016.

Revenues by service offering were as follows for the nine months ended September 30, 2016 and 2015, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015		2016 vs. 2015
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$256,267	41.8	$216,610	35.9	$39,657	18.3
Residential video	222,710	36.3	254,764	42.2	(32,054)	(12.6)
Residential voice	32,733	5.4	37,469	6.2	(4,736)	(12.6)
Business services	73,724	12.0	65,466	10.8	8,258	12.6
Advertising sales	20,079	3.3	22,164	3.7	(2,085)	(9.4)
Other	7,385	1.2	7,349	1.2	36	0.5
Total revenues	$612,898	100.0	$603,822	100.0	$9,076	1.5

    Average monthly revenue per unit for the indicated service offerings were as follows for the nine months ended

September 30, 2016 and 2015:

	Nine Months Ended September 30,		2016 vs. 2015
			$	%
	2016	2015	Change	Change
Residential data (1)	$61.39	$53.02	$8.37	15.8
Residential video (1)	74.37	70.53	3.84	5.4
Residential voice (1)	34.39	33.82	0.57	1.7
Business services (2)	167.05	163.52	3.53	2.2
Total customers (2)	102.97	99.10	3.87	3.9

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.
(2)

Average monthly per unit values represent the applicable business services or total revenues divided by the corresponding average number of customer relationships at the beginning and end of each period.

Residential data service revenues increased $39.7 million, or 18.3%, due primarily to a rate increase taken in the fourth quarter of 2015, an increase in residential data customers of 1.9% for the 12 months ended September 30, 2016, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues declined $32.1 million, or 12.6%, due primarily to residential video customer losses of 13.8% for the 12 months ended September 30, 2016, partially offset by a broadcast television surcharge imposed in the second quarter of 2016.

Residential voice service revenues decreased $4.7 million, or 12.6%, due primarily to a decline in residential voice customers of 12.8% for the 12 months ended September 30, 2016 as more residential customers have discontinued landline voice service.

Business services revenues increased $8.3 million, or 12.6%, due primarily to growth in our business data and voice services to both small and medium-sized businesses and enterprise customers. Total business customer relationships increased 9.6% for the 12 months ended September 30, 2016. Overall, business services comprised 12.0% of our total revenues for the nine months ended September 30, 2016, compared to 10.8% of our total revenues for the nine months ended September 30, 2015.

Advertising sales revenues declined $2.1 million, or 9.4%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues remained flat at approximately $7.3 million, due primarily to an increase in reconnect fees, offset by a similar-sized decrease in late fees.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) declined $6.3 million, or 2.7%, due primarily to a 13.8% reduction in residential video customers, which significantly reduced programming costs. In total, programming costs declined $8.5 million and non-programming operating expenses increased $2.2 million. The increase in non-programming operating expenses was primarily attributable to increases in backbone and Internet connectivity fees of $1.7 million, repair and maintenance costs of $1.0 million, and employee and contract labor costs of $0.7 million, partially offset by a decrease in franchise fees of $1.2 million due to the decrease in video revenues subject to franchise fees. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 37.4% and 39.0% for the nine months ended September 30, 2016 and 2015, respectively.

 Selling, general and administrative expenses declined $13.3 million, or 8.9%, due primarily to decreases in processing costs for customer billing following the completion of our billing system conversion of $10.1 million; salaries, wages and benefits costs of $7.1 million due to decreased headcount and lower group insurance and 401(k) matching contributions; property taxes and rent expense of $2.0 million; the net impact of changes in capitalized and contract labor of $0.9 million; and bad debt expense of $0.8 million; partially offset by increases in equity and cash-based compensation expense of $5.3 million and acquisition-related costs of $3.1 million. Selling, general and administrative expenses as a percentage of revenues were 22.2% and 24.8% for the nine months ended September 30, 2016 and 2015, respectively.

           Depreciation and amortization decreased $2.3 million, or 2.2%, due primarily to decreases in depreciation related to assets reaching the end of their depreciable lives, partially offset by depreciation of assets added during the nine months ended September 30, 2016.

Interest Expense

Interest expense was $22.6 million for the nine months ended September 30, 2016, attributable to our long-term debt incurred in connection with the spin-off. Interest expense was $8.8 million for the nine months ended September 30, 2015. The increase was due to the issuance of our long-term debt in June 2015, for which we incurred nine months of interest expense in 2016, compared with approximately four months of interest expense in 2015.

Other Income

Other income increased $4.9 million due primarily to a $4.2 million net gain on the sale of a cable system and higher interest income and the impact of certain state income tax credits totaling $0.4 million.

Provision for Income Taxes

           Provision for income taxes increased $10.5 million, or 26.9%, due primarily to an increase in taxable income of $22.1 million, or 21.7%. Our effective tax rate was 40.0% and 38.3% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the 2016 period was higher than in the same period in the prior year primarily due to $4.1 million in adjustments to correct misstatements related to deferred taxes recorded prior to the spin-off, a state tax audit covering a period prior to the spin-off and other tax calculations from prior years. We also recorded a $0.7 million adjustment primarily related to a change in estimate in a state apportionment calculation.

Net Income

Net income increased $11.6 million, or 18.4%, due primarily to decreased operating and selling, general and administrative expenses; higher revenues from the increases in residential data and business services customers and the residential data rate increase taken in the fourth quarter of 2015; and the net gain on the sale of a cable system; partially offset by increased interest and income tax expenses incurred during the current period.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income reported in accordance with GAAP. This term, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus net interest expense, provision for income taxes, depreciation and amortization, equity- and pre-spin cash-based incentive compensation expense, loss (gain) on deferred compensation, other income, net, acquisition-related costs, loss on disposal of fixed assets and other unusual operating expenses, as defined in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

           We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our Senior Credit Facilities and outstanding Notes to determine compliance with the covenants contained in the Senior Credit Facilities and Notes. For the purpose of calculating compliance with leverage covenants, we use a measure similar to Adjusted EBITDA, as presented. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Net income	$20,874	$19,412	$1,462	7.5

Plus: Interest expense, net	7,529	7,804	(275)	(3.5)
Provision for income taxes	19,746	11,883	7,863	66.2
Depreciation and amortization	36,218	36,108	110	0.3
Equity-based incentive compensation expense	3,187	2,054	1,133	55.2
Loss (gain) on deferred compensation	358	(490)	848	(173.1)
Other income, net	(4,329)	(103)	(4,226)	NM
Acquisition-related costs	2,512	-	2,512	NM
Loss on disposal of fixed assets	1,060	216	844	NM
Billing system implementation costs	-	540	(540)	(100.0)

Adjusted EBITDA	$87,155	$77,424	$9,731	12.6

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015	$ Change	% Change
Net income	$74,552	$62,956	$11,596	18.4

Plus: Interest expense, net	22,633	8,801	13,832	157.2
Provision for income taxes	49,598	39,079	10,519	26.9
Depreciation and amortization	105,600	107,922	(2,322)	(2.2)
Equity- and pre-spin cash-based incentive compensation expense	9,653	6,864	2,789	40.6
Loss (gain) on deferred compensation	238	(1,074)	1,312	(122.2)
Other income, net	(5,023)	(118)	(4,905)	NM
Acquisition-related costs	3,056	-	3,056	NM
Loss on disposal of fixed assets	1,625	1,133	492	43.4
Billing system implementation costs	-	4,170	(4,170)	(100.0)

Adjusted EBITDA	$261,932	$229,733	$32,199	14.0

__________

NM	Not meaningful.

We believe Adjusted EBITDA is useful to investors in evaluating the operating performance of our Company. Adjusted EBITDA and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similar measures reported by other companies.

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

      The following table shows a summary of our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$193,572	$194,727	$(1,155)	(0.6)
Net cash used in investing activities	(102,680)	(103,102)	422	(0.4)
Net cash (used in) provided by financing activities	(86,390)	46,471	(132,861)	NM
Change in cash and cash equivalents	4,502	138,096	(133,594)	(96.7)
Cash and cash equivalents, beginning of period	119,199	6,410	112,789	NM
Cash and cash equivalents, end of period	$123,701	$144,506	$(20,805)	(14.4)

 __________

NM	Not meaningful.

 During the nine months ended September 30, 2016, our cash and cash equivalents increased by $4.5 million, and at September 30, 2016, we had approximately $123.7 million of cash on hand, compared to $119.2 million at December 31, 2015.

At September 30, 2016, we had a working capital surplus of $57.3 million. At December 31, 2015, we had a working capital surplus of $37.9 million. In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of approximately $550 million, of which approximately $450 million was distributed to GHC prior to the consummation of the spin-off.

Our net cash provided by operating activities was $193.6 million and $194.7 million for the nine months ended September 30, 2016 and 2015, respectively. The operating cash flow amount for the nine months ended September 30, 2015 included approximately $16.6 million in changes to accrued liabilities, income taxes payable, and deferred taxes primarily related to the spin-off. The impact of those changes was partially offset by the positive cash flow impacts of increases in net income and changes in other asset and liability amounts for the nine months ended September 30, 2016.

 Our net cash used in investing activities was $102.7 million and $103.1 million for the nine months ended September 30, 2016 and 2015, respectively. The small decrease was primarily attributable to a $5.6 million increase in cash paid for property, plant and equipment during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and the payment for the acquisition of a cable system of $0.8 million during the third quarter of 2016, offset by the gross proceeds from the sale of a cable system of $6.8 million received during the third quarter of 2016.

Our net cash used in financing activities was $86.4 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $46.5 million for the nine months ended September 30, 2015. Net cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to a total of $82.0 million of cash paid for repurchases of outstanding common stock pursuant to our stock repurchase program described below and quarterly cash dividend payments to stockholders. During the nine months ended September 30, 2015, we generated a net of $48.2 million of cash from financing activities attributable to proceeds from the issuance of our long-term debt after using a portion of such proceeds for payments of dividends and net transfers to GHC in connection with the spin-off, cash paid for repurchases of outstanding common stock pursuant to our stock repurchase program described below, and amounts related to a cash overdraft.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). We plan to make purchases under the stock repurchase program from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. Since the beginning of the stock repurchase program through the end of the third quarter of 2016, we have repurchased 164,532 shares at an aggregate cost of $72.5 million. Additionally, we currently expect to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board.

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

          The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at September 30, 2016 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum.

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

For the nine months ended September 30, 2016 and 2015, capital expenditures were $91.3 million and $99.2 million, respectively.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Customer premise equipment	$17,320	$22,587
Commercial	5,046	4,587
Scaleable infrastructure	32,645	25,756
Line extensions	6,943	6,304
Upgrade/rebuild	9,633	18,179
Support capital	19,756	21,829
Total	$91,343	$99,242

In our Annual Report on Form 10-K, we disclosed the amount of “cash paid for property, plant and equipment” reported in our Consolidated Statements of Cash Flows, which was based on cash payments made during the relevant periods, in addition to NCTA capital expenditures. Our Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q disclose NCTA capital expenditures and the change in accrued expenses related to capital expenditures for the nine months ended September 30, 2015, the sum of which equals cash paid for property, plant and equipment as disclosed in our Annual Report on Form 10-K for such period.

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations remaining as of September 30, 2016 (in thousands):

Years ending December 31,	Programming purchase commitments (1)	Operating leases	Long-term debt	Other purchase obligations (2)	Total
2016	$36,169	$267	$1,250	$10,740	$48,426
2017	97,891	821	6,250	17,548	122,510
2018	92,154	564	8,750	9,906	111,374
2019	67,692	417	12,500	3,395	84,004
2020	68,708	334	67,500	1,157	137,699
Thereafter	43,404	885	450,288	5,409	499,986
Total	$406,018	$3,288	$546,538	$48,155	$1,003,999

_________

(1)	Includes commitments to purchase programming.
(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of September 30, 2016 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Long-term debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

•

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $4.2 million for the nine months ended September 30, 2016 and 2015.

•

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Condensed Consolidated Statements of Operations and Comprehensive Income were $10.7 million and $11.9 million for the nine months ended September 30, 2016 and 2015, respectively.

•

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of September 30, 2016 and December 31, 2015 totaled $5.1 million and $4.6 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	rising levels of competition from historical and new entrants in our markets;
•	recent and future changes in technology;
•	our ability to continue to grow our business services product;
•	increases in programming costs and retransmission fees;
•	our ability to obtain support from vendors;
•	the effects of any significant acquisitions by us;
•	adverse economic conditions;
•	the integrity and security of our network and information systems;
•	our ability to retain key employees;
•	legislative and regulatory efforts to impose new legal requirements on our data services;
•	changing and additional regulation of our data, video and voice services;
•	our ability to renew cable system franchises;
•	increases in pole attachment costs;
•	the failure to meet earnings expectations;
•	the adequacy of our risk management framework;
•	changes in tax and other laws and regulations;
•	changes in GAAP or other applicable accounting policies; and
•	the other risks and uncertainties detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2016 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2016	11,536	$513.36	11,536	$181,202
August 1 to 31, 2016	6,493	521.92	6,493	177,813
September 1 to 30, 2016	600	532.61	600	177,493
Total	18,629	$516.96	18,629

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

Date: November 3, 2016

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Chief Financial Officer

Date: November 3, 2016