Form 10-K
period 2016-12-31
Cable One, Inc.
filed 2017-03-01
CIK 1632127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☑     No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐       No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐       No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 was approximately $2.4 billion, based on the closing price for the registrant’s common stock on such date. For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant as of June 30, 2016 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

       There were 5,719,502 shares of the registrant’s common stock issued and outstanding as of February 21, 2017.

Documents Incorporated by Reference

    Portions of the registrant's Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	uncertainties as to the timing of the acquisition of RBI Holding LLC (“NewWave”) and the risk that the transaction may not be completed in a timely manner or at all;
●

the possibility that any or all of the various conditions to the consummation of the acquisition of NewWave may not be satisfied or waived, including failure to receive any required regulatory approvals (or any conditions, limitations or restrictions placed in connection with such approvals);

●	risks regarding the failure to obtain the necessary financing to complete the NewWave transaction;
●

the effect of the announcement or pendency of the transaction on our and NewWave’s ability to retain and hire key personnel and their ability to maintain relationships with customers, suppliers and other business partners;

●	the potential diversion of senior management’s attention from our ongoing operations;
●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the NewWave transaction;
●	our ability to integrate NewWave’s operations into our own in an efficient and effective manner;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services product;
●	increases in programming costs and retransmission fees;
●	our ability to obtain support from vendors;
●	the effects of any significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	legislative and regulatory efforts to impose new legal requirements on our data services;
●	changing and additional regulation of our data, video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	the failure to meet earnings expectations;
●	the adequacy of our risk management framework;
●	changes in tax and other laws and regulations;
●	changes in accounting principles generally accepted in the United States (“GAAP”) or other applicable accounting policies; and
●	the other risks and uncertainties detailed in the section titled “Risk Factors” in this Annual Report on Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1.        BUSINESS

 Overview

On July 1, 2015, Cable One, Inc. ( “Cable One,” “us,” “our,” “we” or the “Company”) became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of its spin-off from Graham Holdings Company (“GHC”). The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution (the “spin-off”) in a pro rata dividend (the “Distribution”). In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015, based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 35 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 76% of our customers located in five states: Arizona, Idaho, Mississippi, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the seventh-largest cable system operator in the United States based on customers and revenues in 2016, making services available to approximately 1.7 million homes in the United States as of December 31, 2016.

As of December 31, 2016, we provided service to 657,222 residential and business customers out of approximately 1.7 million homes passed. Of these customers, 513,908 subscribed to data services, 320,246 to video services and 115,811 to voice services.

We generate revenues through five primary products. Ranked by share of our total revenues in 2016, they are residential data (42.0%), residential video (36.0%), business services (data, voice and video – 12.2%), residential voice (5.2%) and advertising sales (3.4%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs. In 2016, our Adjusted EBITDA margins for residential data and business services were approximately four and five times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 50% and 60% of total residential video revenues (in addition to the other material direct and indirect costs associated with residential video). None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are allocated equally on a per primary service unit (“PSU”) basis. Programming costs and retransmission fees have a meaningfully lower impact on business services margins than residential video because business services include data, voice and video, diminishing the relative impact of programming costs and retransmission fees on that product line as a whole.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall PSUs. To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

Since 2012, we have adapted our strategy to face the trend, which has affected the entire cable industry, of declining profitability of residential video and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to competition from other content providers and increasing programming costs and retransmission fees and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, landline voice service. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

The trends described above have impacted our four largest product lines in the following ways:

●

Residential data. We experienced growth in the number of and revenues from our residential data customers every year since 2013. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

●

Residential video. Residential video service is a competitive and highly-penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect residential video revenues to continue to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their landline voice service and exclusively use wireless voice service. We believe this trend will continue because of competition from wireless voice service. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data and voice customers and revenues and expect this to continue. We attribute this growth to our strategic focus shift on increasing sales to business customers. More recently, we have expanded our efforts to attract enterprise business customers. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We made elevated levels of capital investments between 2012 and 2015 to increase our cable plant capacities and reliability, launch all-digital video services, which has freed up approximately three-fourths of average plant bandwidth for data services, and increase data capacity by moving from four-channel bonding to 32-channel bonding. We expect to continue devoting financial resources to infrastructure improvements because we believe these investments are necessary to remain competitive.

The spin-off provided us the opportunity to further tailor our strategies to achieve greater operational focus and drive our return on investment. Our goals are to continue to grow residential data and business services and to maintain profit margins to deliver strong Adjusted EBITDA. To achieve these goals, we intend to continue our industrial engineering-driven cost management, remain focused on customers with high LTV and follow through with further investments in broadband plant upgrades and new data services offerings for residential and business services customers.

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the Federal Communications Commission (the “FCC”) used its Title II authority to regulate broadband Internet access services in its Open Internet Order (the “Order”). According to the Order, under this regime, the FCC will forbear from systematic rate regulation of Internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, the Order also imposes on all providers of broadband Internet access service, including us, obligations that limit the ways we can manage certain types of traffic. In June 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the Order in its entirety. A petition for an en banc rehearing of the June 2016 decision upholding the Order is currently pending in the U.S. Court of Appeals for the D.C. Circuit. In addition, the change in administration and the newly-constituted FCC may take steps to revise the Order and the resulting rules. We cannot predict whether or not future changes to the regulatory framework that are inconsistent with the Order will occur, whether the petition for an en banc rehearing will be granted, or whether the decision of the U.S. Court of Appeals for the D.C. Circuit will be appealed, and if any such rehearing or appeal would be successful.

We serve our customers through a plant and network with 100% two-way capacity currently measuring approximately 750 MHz on average and DOCSIS 3.0 capabilities in all of our systems. Our technically advanced infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant offers fiber-to-the-node with ample unused capacity and standard download speeds of 100 Megabits per second (“Mbps”), which meaningfully distinguishes our offering from competitors in most of our markets. In 2016, we substantially completed a multi-year investment program in our plant, which resulted in increased broadband capacity and reliability and which has enabled and will continue to enable us to offer even higher download speeds to our customers (at both the standard and enhanced data service levels), which we believe will reinforce our competitive strength in this area.

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

Subsequent to the Capital Cities transaction, we completed over 30 acquisitions and dispositions of cable systems, both through cash sales and trades of certain of our cable systems for cable systems of other cable operators, ultimately increasing our customer count to the current total of approximately 657,000. We have been disciplined about the price we pay in acquisitions, acquiring new customers opportunistically at what we considered favorable prices. In the process, we have substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets. For example, we traded to other cable operators our cable systems in the Chicago, San Francisco, Cleveland and Indianapolis markets (which we acquired as part of the Capital Cities transaction) for cable systems in non-metropolitan markets that fit our business model.

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

NewWave Acquisition

          On January 18, 2017, we announced that we and Frequency Merger Sub, LLC, our wholly owned subsidiary, entered into an Agreement and Plan of Merger, dated as of January 17, 2017 (the “Merger Agreement”), with NewWave, RBI Blocker Corp., RBI Blocker Holdings LLC and GTCR-RBI, LLC, as equityholder representative, pursuant to which we have agreed to acquire all of the outstanding equity interests in NewWave. NewWave is owned by funds affiliated with GTCR LLC, a leading private equity firm based in Chicago. Under the terms of the Merger Agreement, we will pay a purchase price of $735 million in cash, subject to customary post-closing adjustments. The closing of the transaction is subject to the receipt of certain regulatory approvals and other customary closing conditions. We currently anticipate that the transaction will be completed in the second quarter of 2017.

          We expect to finance the transaction with $650 million of senior secured loans and cash on hand. In connection with the entry into the Merger Agreement, we entered into a commitment letter on January 17, 2017, as amended and restated on February 13, 2017, with JPMorgan Chase Bank, N.A. (“JPMorgan”), Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, RBC Capital Markets, Royal Bank of Canada, Toronto Dominion Bank, New York Branch, TD Securities (USA) LLC, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association (the “Lenders”). Pursuant to the amended and restated commitment letter, and subject to the terms and conditions set forth therein, the Lenders have committed to provide us with $300 million of incremental five-year term “A” loans and $350 million of incremental seven-year term “B” loans to finance the transaction.

          On February 13, 2017, we entered into an amendment to our existing credit agreement to permit, among other things, the incurrence of the $650 million of senior secured loans expected to be used to finance the acquisition of NewWave and the other transactions contemplated by the Merger Agreement.

 Industry Overview

Cable companies in the United States are typically fully integrated providers of data, video and voice services to residential and business customers in various geographic regions. A headend typically serves each of a cable company’s cable systems, receiving data, video and voice service signals by connecting directly to the network backbone, which aggregates signals delivered through over-the-air broadcasting, fiber optic networks and satellite transmissions. From the headend, cable companies modulate, amplify and distribute these signals over a proprietary network of coaxial and fiber optic cable to the homes and businesses of subscribers. In addition to building their own network backbone or leasing physical access to the network backbone from telecommunications companies, cable companies also purchase licenses to provide their subscribers with access to cable television channels owned by programmers and distributed over the network backbone. Cable companies also typically sell advertising on their video channels. The cable industry has benefited from a progression of profitable new product introductions over the past 15 years, including, but not limited to, high-speed data service, high-definition and digital video service and Voice over Internet Protocol (“VoIP”) voice service.

Cable companies generate revenue by charging subscription fees to their residential and business customers, typically billed in advance on a monthly basis, at rates that vary according to the data, video and/or voice services for which customers subscribe, and the type of video and Internet access equipment furnished to them, as well as through advertising sales. The margins that a cable company can earn on its PSU offerings vary from product to product. Because of rising programming costs and retransmission fees, the profit margin on video services is generally lower than it once was and significantly lower than the current margins on data services. Despite lower margins on video services, the strategy of many cable companies is to market and sell all three PSUs as a single “triple play” package in order to maximize the number of PSUs per household. Many in the industry believe it is desirable to sell all three products as a package because they consider video service a gateway offering to sell data service and because fixed costs per customer can be spread over multiple PSUs. However, recent industry trends have been towards increases in data subscribers even as video subscriptions have declined.

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

Our Strengths

We have a variety of strengths as a cable operator, stemming from, among other things, historical and ongoing capital investments in our plant and our focus on serving customers in non-metropolitan markets. These strengths include the following:

Attractive markets. Our customers are located primarily in non-metropolitan, secondary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition from telephone companies than cable operators in metropolitan markets.

●	Advances in technology often come later to our markets—for example, very few of our competitors offer fiber-to-the-home.

●	Our subscribers tend to be value-focused, enabling us to save video services costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic market would have on our overall business.

Deep customer understanding. We have operated as a non-metropolitan cable business for over 20 years. In order to understand our customers’ demands and preferences, we have conducted daily customer research for nearly two decades and currently conduct thousands of customer satisfaction surveys per year. We believe we have gained valuable insight into how to serve customers in non-metropolitan markets, including with respect to providing an optimal mix of video channel options, price points and best-in-class customer service levels. In addition, the vast majority of our employees, or associates, reside and work in our markets, providing local service that enhances the communities we serve.

Superior broadband technology with ample unused capacity. We offer our residential and business data customers Internet products at faster speeds than those available from competitors in most of our markets. Our broadband plant consists of a hybrid fiber coax (“HFC”) network offering fiber-to-the-node with ample unused capacity. Our standard broadband offering for our residential customers is a download speed of 100 Mbps, which is at the high end of the range of standard residential offerings in our markets. Our enhanced broadband offering for our residential customers is currently a download speed of up to 1 Gigabit per second (“Gpbs”).

In addition, we have made significant investments in our business consistent with our strategic focus to enhance sales of residential data services and business services. We substantially completed significant, multi-year plant and product enhancements in 2016, which increased our broadband capacity and reliability. These initiatives caused us to incur several years of higher than usual capital spending. However, we believe the competitive benefits will be significant, particularly for data services. Among the enhancements in 2016:

●

We continued to decrease the average number of data customers per unique service by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.

●	We substantially completed a multi-year plant reinforcement project, which enhanced reliability and expanded average plant bandwidth to an average of 750 MHz.

●	We completed a 30-month replacement of nearly all headend cable modem termination systems, allowing us to move from four-channel bonding to 32-channel bonding.

●

We rolled out our 1 Gbps data service (GigaONETM) to nearly 70% of our residential customers based on homes passed as of December 31, 2016. We expect that this level of service will be available to all of the residential customers in our current markets by the end of 2017.

●

We substantially completed a multi-year video product conversion to all-digital distribution, which has freed up approximately three-fourths of average plant bandwidth for data services at speeds up to and exceeding 1 Gbps.

We anticipate the foregoing capital projects will facilitate sustained increases in residential data and business services and customer satisfaction.

Low cost structure and competitive pricing. We believe our operating and capital costs, taken as a whole, are as low as or lower than any major cable operator. We attribute our low cost structure to a commitment to focusing on retaining our highest value customers, rather than seeking to obtain as many customers as possible, and the lower costs of operations available in a non-metropolitan market compared to a metropolitan market. In addition, because we operate our residential and business data services with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.

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

Associate satisfaction. We have also focused on associate satisfaction, believing our customers’ satisfaction is tightly linked to our associate satisfaction. Associate satisfaction has been routinely measured over time internally and has been consistently high throughout the past decade, based on internal measurements. We currently measure our associate satisfaction annually. None of our employees have been unionized for over two decades.

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

Focus on larger non-metropolitan markets. We believe our decision over 20 years ago to concentrate on non-metropolitan markets has served us well, and we intend to continue to focus on offering our products primarily in these markets. The cable economics of non-metropolitan markets, for which we have optimized our strategy and our operations, are different from cable operations in major cities, and have yielded positive operating results for our business. Because price points for services in non-metropolitan markets are generally lower, and customers in non-metropolitan markets tend to subscribe to fewer PSUs, our average revenue per customer and our PSUs per customer are lower than they might be in metropolitan markets. However, many of our costs are lower than they would be in metropolitan markets. The dynamics of larger, non-metropolitan markets enable us to operate at attractive margins and earn substantial returns, while remaining consistent with our focus on meeting customer demand for low prices while simultaneously keeping costs down. In addition, we tend to face less vigorous competition from telephone companies than cable operators in metropolitan markets.

Maximize Adjusted EBITDA less capital expenditures and drive profitable growth. We concentrate on the products and customers that maximize Adjusted EBITDA less capital expenditures and provide the best opportunity for profitable growth. We believe residential video and residential voice face inexorable long-term declines. With respect to the video product, programmers are charging higher rates for content to cable companies providing video services (often for content for which viewership is declining), and cable companies have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings via the Internet has given customers new alternatives to cable companies’ video offerings. In addition, demand for cellular and smartphone offerings have reduced residential voice starts for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth opportunities such as residential data and business services.

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our residential video customers decreased by 12.4% in 2016 versus 2015 and by 19.8% in 2015 versus 2014. Our residential video revenues declined by $37.9 million, or 11.4%, for the year ended December 31, 2016 versus 2015 and by $29.0 million, or 8.0%, for the year ended December 31, 2015 versus 2014. While this strategy runs contrary to conventional wisdom in the cable industry, which puts heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business services customers is far more important than the number of triple-play customers we have.

Target higher value residential customers. Since 2013, we have introduced rigorous analytics to determine the LTV of current and potential residential customers. We target marketing and customer service at customers who we believe are likely to produce relatively higher value over the life of their service relationships with us, rather than seeking to maximize the number of new customers. We analyze the net present value of every residential start and seek to identify customers with high LTV, who are more likely to buy data service, less likely to churn and more likely to pay on time. Seeking to retain and sell more services to residential customers with a high LTV has enabled us to earn higher profits with fewer customers and PSU subscriptions. We believe that optimizing the LTV of data-only customers as video and voice cord-cutting accelerates is both a necessity and an opportunity for our business.

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is reflected in everything we do, including pricing, the allocation of sales, marketing and customer service resources, capital spending and the way we conduct negotiations with suppliers, especially video suppliers. During 2016, we continued to further diversify our revenue streams away from video as residential data and business services represented 54.2% of our total revenues versus 47.5% for 2015 and 42.0% for 2014. Our residential data revenues grew to $344.2 million in 2016, a 16.9% increase versus 2015. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically have been marketed as a package. Our data-only connects are growing significantly faster than any other segment of our residential business as we have focused on selling data-only packages to new customers rather than on cross-selling video services to these customers.

Our business services revenues grew to $100.3 million in 2016, a 13.0% increase versus 2015. We expect to generate continued growth in business services by leveraging our existing infrastructure capabilities and footprint to offer higher broadband speeds than other providers in our markets and to expand our business services to attract more small, medium- sized and enterprise business customers.

Continue our culture of cost leadership. We believe our total combined operating and capital costs per PSU over the past decade have been among the lowest of any cable company with publicly reported numbers and that our operating margins compare very favorably with those of significantly bigger companies in the cable industry. This is the antithesis of normal cable economies-of-scale expectations, where higher volumes are expected to create lower costs per PSU and increase operating margins. Rather than increasing our size and seeking cost savings through economies-of-scale, we have achieved our lower cost structure over many years by focusing on:

●	serving non-metropolitan, secondary markets and not expanding into metropolitan markets, which contain different customer dynamics and would require us to implement additional operational components;

●

the adoption of new technologies only after they have been tested by other companies in other markets, rather than incurring the level of capital expenditures necessary to be an early adopter of most new technologies;

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

●	focusing on retaining and seeking high-LTV customers rather than trying to maximize the number of customers or PSUs per customer; and

●

aligning our resources to emphasize increased sales of residential data services and sales to business customers and continuing our industrial engineering-driven approach to cost management, rather than committing resources equally to sales of all of our products.

We believe our strategy of focus has produced positive results. From 2011 through December 31, 2016, we have experienced a 70% reduction in bad debt; a 34% reduction in the frequency of telephone customer service calls, resulting in a 32% headcount reduction in telephone customer service personnel; a decline of 33% in the frequency of technicians being dispatched to customer locations, resulting in a 17% headcount reduction in the staff devoted to that function; and an overall headcount reduction of 453, representing a reduction, primarily through attrition, of more than 19% of our total workforce (1,877 associates as of the end of 2016). During this same period, both our customer and associate satisfaction have remained high or improved based on internal measurements and, in the case of customer satisfaction, externally generated data.

Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions and internal investments, capital structure optimization and return of capital.

Our Products

Residential Data Services

For 2016, residential data services represented approximately 42.0% of our total revenues. We offer multiple tiers of data services with download speeds up to 1 Gbps to nearly 70% of our residential customers as of December 31, 2016 and up to 200 Mbps to our remaining residential customers. We expect that our 1 Gbps level of service will be available to nearly all of the residential customers in our current markets by the end of 2017. Our data services also include our Internet portal, http://home.cableone.net, which provides multiple e-mail addresses. To meet the increasing bandwidth needs of our customers who use multiple Internet-connected devices in the home, our customers may lease wireless modems to maximize their wireless Internet speeds.

Residential Video Services

For 2016, residential video services represented approximately 36.0% of our total revenues. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. Our basic video service generally consists of local networks, local community programming, such as governmental and public access, and certain other channels, such as weather, shopping and religious channels. Our digital video service includes national and regional cable networks, music channels and an interactive, electronic programming guide with parental controls. We also offer premium channels, which include networks such as HBO, Showtime, Starz and Cinemax that generally offer, without commercial interruption, movies, original programming, live sporting events and concerts and other features. Our digital video customers, which we expect will include all of the residential customers in our current markets by the end of 2017, may also subscribe to our advanced services. Our advanced video services include TiVo DVRs, which digitally record programming and pause and rewind live programming, and high-definition set-top boxes, which provide high-resolution picture quality, improved audio quality and a wide-screen format and allow our customers to access Internet content on their televisions.

Our TV Everywhere product enables our video customers to stream many of their favorite channels and shows to mobile devices and computers, expanding the value of our video service. Our TV Everywhere product includes over 75 of the most popular networks across a wide range of genres, including HBO and Cinemax.

Residential Voice Services

For 2016, residential voice services represented approximately 5.2% of our total revenues. Our residential voice service transmits digital voice signals over our network and is an interconnected VoIP service. Our voice services include unlimited local and long-distance calling, voicemail, call waiting, three-way calling, caller ID, anonymous call rejection and other features. Our voice services also provide international calling by the minute.

Business Services

          We consider the data, voice and video services products we sell to our business customers as a separate product from our residential versions of these services. For 2016, business services represented approximately 12.2% of our total revenues. We offer multiple tiers of data, voice and video services for a variety of small-sized to enterprise-level businesses. We offer our business customers data services over our coaxial network with download speeds ranging from 25 Mbps to 500 Mbps, with varying upload speed options. In 2016, we began delivering data services over an Ethernet Passive Optical Network (“EPON”). This shared fiber architecture offers a mixture of symmetrical and asymmetrical internet speeds ranging from 50 Mbps and 2 Gbps. We expect to offer EPON in several additional markets each year for the foreseeable future. Both our coaxial network and our EPON data services offer the ability to have a single Internet Protocol (“IP”) address or multiple IP addresses. Business voice services packages range from one line to multi-line options, including availability of all the most popular calling features like caller ID, call waiting, call forwarding and much more. Business video packages range from a basic video service tier to a comprehensive video selection including variety, news and sports programming in high-definition. We also lease fiber optic cable capacity on a wholesale basis to our business customers.

We offer dedicated bandwidth via fiber optic technology to medium-sized and enterprise-level businesses, in addition to wholesale services to other carriers. Our fiber optic-based products include Dedicated Internet Access and Ethernet Private Line with speeds ranging from 10 Mbps to 10 Gbps in scalable increments. Each of these products requires the use of IP-compatible equipment to use the service. We also offer Network to Network Interface connections to other carriers at multiple Points of Presence across the United States.

Advertising

For 2016, advertising sales represented approximately 3.4% of our total revenues. Our agreements with each of our programmers provide that we may sell a specified amount of time on our programmers’ channels, during both local and national programming spots, to our advertising customers. We also produce television commercials for these customers. We also sell advertising space on select cable network websites.

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

Substantially all of our cable systems are in markets in which CenturyLink or AT&T is the established local telephone company and our primary competitor. The remainder of our cable systems are in markets where we compete with various other companies. CenturyLink, AT&T (through its U-verse brand) and other companies have overbuilt approximately 28% of our homes passed with fiber-to-the-node or other high-speed networks, such that they are able to offer data, video and voice services, including data services with high access speeds (albeit generally lower when compared to those that we offer). However, less than 3% of the customers in our markets have access to fiber-to-the-home from our competitors, which offer a triple-play product offering comprised of high-speed data, video and voice. Fiber-to-the-home facilitates greater access speeds than we are able to offer through our fiber-to-the-node HFC infrastructure at this time, although in the next few years we expect our access speeds to be comparable to those provided by fiber-to-the-home. In addition, on their own or via strategic partnerships or other arrangements with DBS operators that permit telephone companies to package the video services of DBS operators with telephone companies’ own DSL service, landline voice and wireless voice services, some telephone companies are competing with our video programming and data and voice services. An example of such an arrangement is the merger of AT&T and DirecTV. We also face increasing competition for residential voice services from wireless telephone companies, as some of our customers are replacing our landline voice service completely with wireless voice service.

In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services. For example, several years ago Alphabet launched Google Fiber, which offers data and video services in several areas of the country, although none of the existing or currently announced cities are in regions in which we compete. Google Fiber’s infrastructure consists of fiber optic wirelines, which is technologically superior to the DSL technology of certain of our competitors. Although Alphabet announced in the fourth quarter of 2016 that it was pausing its Google Fiber expansion in most of its potential Google Fiber cities, if Alphabet expands its Google Fiber offerings into our markets, it may be able to offer our current customers attractive pricing and technology, increasing competition in our markets.

A number of municipalities have also announced plans to construct their own data networks with access speeds that match or exceed those of our own through the use of fiber optic technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from a state or local governmental franchising authority (“LFA”), reducing their barriers to entry into our markets. The entrance of municipalities as competitors in our markets would add to the competition we face and could lead to additional customer attrition.

Our video business also faces substantial and increasing competition from other forms of in-home entertainment and recreational activities, including video games, mobile apps and the Internet, as well as from other media companies. Internet and other media companies, including Alphabet, Amazon, Apple, Sling TV, Hulu and Netflix, increasingly offer video programming via OTT streaming on the Internet. Because of the significant size and financial resources of such companies, we anticipate that they will continue to invest resources in increasing the availability of video content on the Internet.

Employees

As of December 31, 2016, we had approximately 1,877 full-time employees, and none were represented by a union.

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

Executive Officers

The following table presents certain information, as of March 1, 2017, concerning our executive officers.

Name	Age	Position
Mr. Thomas O. Might	65	Executive Chairman and Chairman of the Board
Ms. Julia M. Laulis	54	President and Chief Executive Officer and Director
Mr. Michael E. Bowker	48	Senior Vice President, Chief Sales and Marketing Officer
Mr. Kevin P. Coyle	65	Senior Vice President and Chief Financial Officer
Mr. Stephen A. Fox	51	Senior Vice President, Chief Network Officer
Mr. Eric M. Lardy	43	Senior Vice President
Mr. Charles B. McDonald	41	Senior Vice President, Operations
Mr. Alan H. Silverman	63	Senior Vice President, General Counsel, Director of Administration and Secretary

Mr. Thomas O. Might

          Mr. Might has been Executive Chairman of Cable One since January 2017. He has served as Chairman of the board of directors (the “Board”) of Cable One since 2015 and as a member of the Board of Cable One since 1995. Mr. Might served as Chief Executive Officer of Cable One from 1994 to 2016 and as President of Cable One from 1994 to 2014.

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

          Mr. Might serves on the boards of the American Cable Association, CableLabs, and C-SPAN. Mr. Might was a Combat Engineer Officer in the U.S. Army from 1972 to 1976.

Ms. Julia M. Laulis

          Ms. Laulis has been Chief Executive Officer and a member of the Board since January 2017 and President of Cable One since January 2015.

          Ms. Laulis joined Cable One in 1999 as Director of Marketing-NW Division. In 2001, she was named Vice President of Operations for the SW Division. In 2004, she accepted the additional responsibility for starting up Cable One’s Phoenix Customer Care Center. In 2008, she was named Chief Operations Officer, and in 2012, she was named Chief Operating Officer of Cable One. In January 2015, she was promoted to President and Chief Operating Officer of Cable One.

          Prior to joining Cable One, Ms. Laulis served in various senior marketing positions with Jones Communications. Ms. Laulis began her 30-plus-year career in the cable industry with Hauser Communications.

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

Mr. Eric M. Lardy

          Mr. Lardy has been a Senior Vice President of Cable One since January 2017.

          Mr. Lardy joined Cable One in 1997 as a manager in one of our systems and held a variety of positions of increasing responsibility in marketing, operations, and system general management. Mr. Lardy was named Vice President, Strategic Planning and Finance in 2014, and was promoted to Senior Vice President in January 2017.

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

In other cases, we have been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station, or to provide cash compensation. This development results in increased operating costs for cable systems, which ultimately increases the rates cable systems charge subscribers. In March and November 2014, the FCC and Congress imposed new requirements in this area including restrictions on broadcasters’ ability to jointly negotiate with cable providers for carriage of their stations, and the FCC is seeking comment on possible changes to regulations in this area, which could affect our business. In July 2016, the FCC announced that it would not adopt additional rules governing good faith negotiations for retransmission consent, but it would be prepared to assist in negotiations when necessary. In September 2014, the FCC repealed its sports blackout rules, which prohibited cable and satellite operators from retransmitting any sports event that was blacked out on a local broadcast station.

Independent Programming. On September 29, 2016, the FCC initiated a rulemaking proceeding to adopt rules prohibiting certain practices that may affect the relationship between multichannel video programming distributors (“MVPDs”) such as cable companies and independent programmers. The proposal examines whether certain “most favored nation” and alternative distribution method provisions in program carriage agreements should be prohibited, and whether program bundling practices by large programmers affect the ability of MVPDs to carry independent programmers. We cannot predict whether the newly-constituted FCC will pursue this proceeding, and, if so, how it will proceed.

Pole Attachments. U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for telecommunications services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments, and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband Internet access service. The FCC’s revisions to the pole attachment rate formula have been challenged in a U.S. Federal court by the utility companies, where the matter is pending. In the meantime, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, although the FCC’s recent rule revisions to equalize pole attachment rates make this issue less significant. We cannot predict the extent to which these and other rule changes will affect our ability over time to secure timely access to poles at reasonable rates for our data, voice and video services. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

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

Over-the-Top (OTT) Video Programming. The continued proliferation of broadband services in the United States has enabled cable programmers and broadcast television stations and networks to “stream” their video content to consumers over the Internet. Although we have benefited generally from the growth in broadband due to our role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the Internet may result in less demand for our video cable service offering. Some providers of cable service are marketing their own version of OTT video programming, thus enabling their subscribers to access cable programming outside of their home or business. For example, Verizon Wireless offers the ability to stream NFL games on its smartphones over the Internet. Some fixed and wireless broadband providers are excluding certain streamed content from metered data charges or data limits in an effort to make their broadband service more attractive to consumers. In addition, online video distributors and other OTT video distributors have begun to stream broadcast programming over the Internet. In some cases, distributors streamed broadcast programming without the consent of broadcasters and copyright owners. Broadcasters challenged this practice, and in June 2014, the U.S. Supreme Court determined that such streaming requires the consent of the applicable copyright owner. However, there is a potential for other streaming services to attempt to enter the market, and in December 2014, the FCC opened a proceeding concerning how OTT providers should be classified for purposes of the FCC’s rules. We cannot predict the outcome of these proceedings, nor related litigation, nor how widespread these practices may become or the extent to which the integrated functionality and ease of use of the cable platform will continue to appeal to the majority of our subscribers.

Wireless Services. The FCC is in the process of preparing to auction additional spectrum, including spectrum currently in the television broadcast band, for use by wireless broadband providers. The FCC rules will provide for both the auction of spectrum and a “repacking,” whereby the FCC will require certain broadcast stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The availability of more spectrum to enable wireless video services over time will create additional competitive alternatives to cable services. The auction began in March 2016 and is scheduled to end in the first quarter of 2017, but we cannot predict when the auction will conclude or the effect it may have on us. After the auction concludes, the FCC is expected to allocate a portion of the $1.75 billion reimbursement fund authorized by Congress to MVPDs that incur costs by continuing to carry stations that were reassigned to new channels. MVPDs, such as us, will be required to submit an estimate of their costs 90 days after the closing of the auction. We cannot predict the amount of funding, if any, that we might receive from the disbursement of these funds.

Set-Top Boxes. Congress, the FCC and other government agencies have for some time been developing and implementing regulations that affect the types of set-top boxes that cable operators can lease or deploy to their subscribers. Prior to 2015, FCC rules banned the integration of security and non-security function in set-top boxes and required MVPDs to allow third-party vendors to provide set-top boxes with basic converter functions. In 2015, Congress repealed the integration ban and mandated that the FCC establish a working group to a successor technology-and platform-neutral security solution. In February 2016, the FCC opened a rulemaking to consider proposals that would require any retail video device to work on any cable operator’s system, but the new administration has removed this item from active FCC review. We cannot predict if or when new changes may be proposed, what effect such changes may have on our operations, or if they will increase our costs and impair our ability to deliver programming to our customers.

Disability Access. In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (the “CVAA”). The CVAA directs the FCC to impose additional accessibility requirements on cable operators. For example, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter, during prime time or on children’s programming, on each channel on which they carry one of the top five national non-broadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or non-broadcast network that they carry. Compliance imposes certain costs on us. The CVAA also directs the FCC to adopt rules to help ensure that persons with disabilities have access to video programming and related information. In October 2013, the FCC adopted a requirement that equipment used by consumers to access video programming and other services offered by cable operators make on-screen text menus and guides for the display or selection of video programming audibly accessible to individuals who are blind or visually impaired. The compliance deadline for these new rules was December 2016 (subject to certain exceptions). In October 2013, the FCC also initiated a proceeding to consider additional rules. In February 2014, the FCC issued an order adopting closed captioning quality standards for video programming distributors (“VPDs”) and, in February 2016, the FCC amended its rules to allocate responsibility for the quality of closed captioning between video programmers and VPDs. The FCC also revised its procedures for the handling of complaints regarding closed captioning quality. We cannot predict any further actions the FCC will take in this proceeding or the extent to which any such requirements may impose new costs on us.

In 2016, the FCC proposed to increase the number of video-described programming for covered broadcast and cable channels from 50 hours to 87.5 hours. The FCC also sought to increase the number of cable networks that are required to provide video-described programming. While a draft order implementing these increased requirements was expected to be voted on in September 2016, the FCC delayed its decision. We cannot predict if or how the new administration or newly-constituted FCC will proceed with these increased requirements or the extent that these obligations, if adopted, could impose costs on our business.

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

          Regulatory Reclassification and Network Neutrality Regulation. In 2015, the FCC elected, by a 3-2 vote, to reclassify broadband Internet access service as a “telecommunications service” and to subject the service to network neutrality and certain common carrier regulations under Title II of the Communications Act. The new regulations: (1) prohibit broadband Internet access service providers from blocking access to lawful content, applications, services or non-harmful devices; (2) prohibit broadband Internet access service providers from impairing or degrading lawful Internet traffic on the basis of content, applications or services; (3) prohibit broadband Internet access service providers from favoring lawful traffic from one provider of Internet content over lawful traffic of another content provider in exchange for consideration; (4) establish a new “general conduct standard” that prohibits broadband Internet access service providers from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access and use the lawful Internet content, applications, services or devices of their choosing; and (5) require broadband Internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. These new net neutrality obligations could cause us to incur certain compliance costs, and the FCC’s enforcement or interpretation of these new obligations could adversely affect our business. The FCC’s regulations have been challenged in a U.S. Federal court, and we cannot predict the outcome of that review. We also cannot predict if or how the new administration and newly-constituted FCC will revise these rules. States also may attempt to use the FCC’s reclassification of broadband Internet access service in an attempt to justify imposing new regulations or taxes and/or fees on broadband Internet access service providers that could adversely affect our business.

Privacy. Broadband Internet access service is subject to many of the same U.S. Federal and state privacy laws that apply to other electronic communications. These include the U.S. Federal Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data becomes more prevalent in the communications industry, our compliance obligations may grow. In November 2016, the FCC adopted new rules for broadband Internet access services to protect the privacy of certain information broadband Internet access service providers obtain about their customers. These rules are subject to reconsideration before the FCC, and may be subject to court appeals. The new rules take effect at various times in 2017, and could be subject to review and revision by the new administration and the newly-constituted FCC. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

          In addition to FCC privacy regulations governing broadband Internet access service, the Federal Trade Commission also may exercise authority over privacy by using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss or unauthorized disclosure of this type of information. We also are subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online. We cannot predict whether, when, or to what extent these obligations may impose costs on our business.

          We are also subject to state and federal laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services and broadband Internet access services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

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

Business Data Services. In April 2016, the FCC proposed new rules for “business data services” (formerly known as “special access” services). These services provide dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections. The FCC proposed new rate regulation and other regulatory mandates that could apply to business data services offered by cable companies. The proposed rules or any variation of the proposed rules, if implemented, could impose substantial costs on us and have other significant adverse effects on our business. It appears the newly-constituted FCC has removed this item from review by the FCC for the time being. It is uncertain whether the FCC will pursue other rules in this area.

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

Emergency 911 Services. The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and receive calls from persons who use the public switched telephone network must provide its customers with the same enhanced 911 (“E911”) features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. In January 2015, the FCC established indoor location requirements when E911 calls are made by interconnected VoIP subscribers. The FCC also requires certain providers of facilities-based fixed, residential voice services, which includes interconnected VoIP service providers, to offer backup power options to consumers, and to inform consumers of the availability of such options.

CALEA. FCC regulations require providers of interconnected VoIP service to comply with the requirements of the Communications Assistance for Law Enforcement Act, which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.

Universal Service. The FCC has determined that interconnected VoIP service providers must contribute to the U.S. Federal Universal Service Fund (the “USF”). The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. We are permitted to recover these contributions from our customers. In October 2011, the FCC adopted an order and new rules intended to transition the USF so that it supports the build out of broadband, rather than telecommunications facilities. The order principally addressed the manner in which universal service funds will be distributed to network operators for broadband build out. In April 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. We cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including us and our competitors. The FCC’s 2011 universal service reform order was subject to both reconsideration requests and appeals, and in May 2014, the U.S. Court of Appeals for the Tenth Circuit upheld the order in its entirety. A number of parties filed petitions with the U.S. Supreme Court seeking review of that decision, but the Supreme Court declined to review the case. In November 2010, the FCC determined that states may impose state USF fees on interconnected VoIP service providers subject to certain limitations and requirements. State USF contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and we are typically permitted to recover these contributions from our customers. We cannot predict whether or how the imposition of such state-based universal service fees will affect our operations and business. In addition, the FCC has focused on subsidizing broadband deployment, and this shift could help some of our competitors. For example, the FCC substantially revised the program that provides universal service support for services to schools and libraries to shift support from voice services to broadband services and the deployment of Wi-Fi networks. Similarly, the FCC has expanded its Lifeline subsidy program for low-income consumers to include broadband services in addition to voice services. However, the newly-constituted FCC may revisit these subsidy programs and how they are funded. We cannot predict whether or how these programs will be changed.

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

Customer Proprietary Network Information. In 2007, the FCC adopted rules expanding the protection of Customer Proprietary Network Information (“CPNI”) and extending CPNI protection requirements to providers of interconnected VoIP service. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally have increased the cost of providing interconnected VoIP service, as providers now must implement various safeguards to protect CPNI from unauthorized disclosure. In its November 2016 decision applying privacy requirements to broadband Internet access services, the FCC also revised the CPNI rules applied to interconnected VoIP services.

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

Substantially all of our cable systems are in markets in which CenturyLink or AT&T is the established local telephone company and our primary competitor. The remainder of our cable systems are in markets where we compete with various other companies. Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by LFAs, and these franchises are typically non-exclusive. Accordingly, LFAs can grant additional franchises to our competitors and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. Although as a general matter Internet service providers have upgraded their data networks to enable faster upload and download speeds for their customers in metropolitan markets before upgrading their data networks in our markets, CenturyLink, AT&T (through its U-verse brand) and other companies have overbuilt approximately 28% of our homes passed with fiber-to-the-node or other high-speed networks, such that they are able to offer data, video and voice services, including data services with high access speeds, albeit generally lower when compared to those that we offer. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. In our other markets, some of our telephone company competitors have entered into strategic partnerships or other arrangements with DBS operators that permit these telephone companies to package the video services of DBS operators with their own DSL, landline voice and wireless voice services. An example of such arrangement is the merger of AT&T and DirecTV. We also face increasing competition for residential voice services from wireless telephone companies, as some of our customers are replacing our landline voice service completely with wireless voice service.

          In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services. For example, several years ago, Alphabet launched Google Fiber, which offers data and video services in several areas of the country. Google Fiber’s infrastructure consists of fiber optic wirelines, which is technologically superior to the DSL technology of a number of our competitors. Given its financial resources, Alphabet may further expand into regions in which we compete, as well as prompt our competitors to continue to upgrade their own networks in order to be able to offer increased download and upload speeds necessary to remain competitive. Alphabet’s size and financial resources may enable it to continue to upgrade its infrastructure. Although Alphabet announced in the fourth quarter of 2016 that it was pausing its Google Fiber expansion in most of its potential Google Fiber cities, if Alphabet expands its Google Fiber offerings into our markets, it may be able to offer our current customers attractive pricing and technology, increasing competition in our markets.

          A number of municipalities have also announced plans to construct their own data networks with access speeds that match or exceed those of our own through the use of fiber optic technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from an LFA, reducing their barriers to entry into our markets. The entrance of municipalities as competitors in our markets would add to the competition we face and could lead to additional customer attrition.

Our video business also faces substantial and increasing competition from other forms of in-home entertainment and recreational activities, including video games, mobile apps and the Internet, as well as from other media companies. Internet and other media companies, including Alphabet, Amazon, Apple, Sling TV, Hulu and Netflix, increasingly offer video programming via OTT streaming on the Internet. Because of the significant size and financial resources of such companies, we anticipate that they will continue to invest resources in increasing the availability of video content on the Internet, which may result in less demand for the video services we provide. In addition, companies that offer OTT content in certain markets also provide data services, such as Alphabet, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services business, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic. Any of these events could have a material negative impact on our operations, business, financial results and financial condition.

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

Growth in revenue from sales to our business customers has exceeded 13% for each year since we started focusing on business services sales in 2011, and we may encounter challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel focused on our business customers. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of our business customers, we would no longer expect business sales to increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins than we anticipate.

Over the past few years, the sales margins on our residential video services, which accounted for 36.0%, 41.2% and 44.4% of our total revenues in 2016, 2015 and 2014, respectively, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers may continue to increase as programmers are expected to ask for higher fees. Moreover, programming cost increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins and adversely impact our business.

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

We may make acquisitions, which could involve inherent risks and uncertainties.

We may make acquisitions, which could involve inherent risks and uncertainties, including:

●	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key employees of the acquired businesses;

●	the potential diversion of senior management’s attention from our ongoing operations;

●	the risks associated with integrating financial reporting and internal control systems;

●	the difficulty in expanding information technology systems and other business processes to incorporate the acquired businesses;

●	potential future impairments of goodwill associated with the acquired businesses; and

●	in some cases, the potential for increased regulation.

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

Various U.S. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative and regulatory activity in the privacy area may result in new laws that are relevant to our operations, for example, use of consumer data for marketing or advertising. Claims of failure to comply with our privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our reputation and could have an adverse effect on our business.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

We periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We are generally named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our cable system architecture, electronic program guides, cable modem technology and VoIP services infringe on process patents held by third parties. It is likely that we will continue to be subject to similar claims as they relate to our cable business. Addressing these claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, we could determine the need to change our method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that our business could be enjoined from using the intellectual property at issue, causing us to significantly alter our operations. If any such claims are successful, then the outcome would likely affect our services utilizing the intellectual property at issue and could have a material adverse effect on our operating results.

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

Risks Relating to Regulation and Legislation

The profitability of our data services offerings may be impacted by legislative or regulatory efforts to impose “net-neutrality” and other new requirements on cable operators.

The majority of our current Adjusted EBITDA less capital expenditures comes from residential data services, and we expect that a majority of our residential customers will be data-only in the future. We have aligned our resources to emphasize increased sales of data services, as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including by charging our data subscribers higher rates based on the overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by the FCC’s “net-neutrality” requirements on cable operators.

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

Given that the scope of the FCC’s network neutrality regulations is not fully defined and given that the rules create procedural mechanisms for parties to complain of violations, it is reasonable to expect litigation to resolve ambiguities, which could lead to yet further regulation. It also is possible that the FCC’s network neutrality regulations will be reduced or eliminated entirely as a result of the new administration and the newly-constituted FCC. The regulation of broadband activities and any related court decisions could restrict our ability to profit from our existing broadband network and limit the return we can expect to achieve on past and future investments in our broadband networks. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business.

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

          In addition, Congress, the FCC and other government agencies have implemented regulations that affect the types of set-top boxes that we can lease or deploy to our subscribers, and we expect these regulations to change in the future. Most recently, in January 2013, the U.S. Department of Energy tentatively designated set-top boxes and network equipment as covered consumer products and proposed to adopt a new test procedure for set-top boxes as part of its Energy Conservation Program for Consumer Products and Certain Commercial and Industry Equipment. In December 2013, the Department of Energy withdrew its proposed rules to designate set-top boxes and network equipment as a covered product and to establish a test procedure for set-top boxes, but stated that it would consider reinitiating the rulemaking. Imposing energy conservation regulations on the hardware products we provide to our customers could impede innovation and require mandatory upgrades in our set-top boxes and be costly to us. In February 2016, the FCC announced a notice of proposed rulemaking that would allow any manufacturer to create cable boxes that can access pay-TV services so that consumers are not required to lease set-top boxes from cable and satellite providers, but the newly-constituted FCC has removed this item from review by the FCC for now. We cannot predict when, whether or to what extent any of these proposals will be resolved or how they will affect our operations.

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

Under U.S. Federal law, we have the right to attach cables carrying video and other services to telephone and similar poles and underground conduits owned by utility companies. In addition, U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits in order to transmit video services to customers. However, because these cables may carry services other than video services, such as voice services, some utility pole owners have sought to impose on cable companies a telecommunications rate for utilizing pole space for voice services, which is higher than the statutory rate charged to cable operators for video services. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for voice services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments, and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband Internet access service. Those rules are being challenged in a U.S. Federal court by the utility companies, where the matter is pending. In the meantime, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, although the FCC’s recent rule revisions to equalize pole attachment rates make this issue less significant. We cannot predict the extent to which regulatory changes may affect our ability over time to secure timely access to poles at reasonable rates for our data, voice and video services. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs and materially negatively impact our operations, business, financial condition and results of operations.

LFAs have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

          In addition to the franchise agreement, LFAs in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems, and the services we provide in the jurisdiction. This additional regulation increases the cost of operating our business. LFAs may impose new and more restrictive requirements. LFAs who are certified to regulate rates in their communities generally have the power to reduce rates and order refunds on the rates charged for basic video service and equipment.

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

Risks Related to Our Spin-Off from GHC

The spin-off could result in significant tax liability to GHC and its stockholders, and we could have an indemnification obligation to GHC if the Distribution were determined not to qualify for non-recognition treatment, which could materially adversely affect our financial condition.

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

Following the spin-off, we are responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting. For example, we are now required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows.

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

As of the end of 2016, we had $95.0 million of outstanding term loans and an additional $197.2 million of undrawn revolving credit facilities with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we enter into may not fully mitigate our interest rate risk. As a result, our financial condition could be materially negatively affected.

Our ability to incur future indebtedness, whether for general corporate purposes or for acquisitions and strategic investments, may not be available on favorable terms, or at all.

We may need to seek additional financing for our general corporate purposes or for acquisitions and strategic investments in the future. For example, we expect to finance the acquisition of NewWave with $650 million of senior secured loans and cash on hand. In connection with the entry into the Merger Agreement, we entered into a commitment letter on January 17, 2017, as amended and restated on February 13, 2017, with the Lenders. Pursuant to the amended and restated commitment letter, and subject to the terms and conditions set forth therein, the Lenders have committed to provide us with $300 million of incremental five-year term “A” loans and $350 million of incremental seven-year term “B” loans to finance the transaction.

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

Risks Relating to Our Common Stock and the Securities Market

Our stock price may fluctuate significantly, depending on many factors, some of which may be beyond our control.

The market price of our common stock may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

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

ITEM 3.        LEGAL PROCEEDINGS

          In the ordinary course of business, we periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We are generally named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our cable system architecture, electronic program guides, cable modem technology and VoIP services infringe on process patents held by third parties. In addition, we have been subject to various civil lawsuits in the ordinary course of business, including contact disputes, actions alleging negligence, invasion of privacy, violations of applicable wage and hour laws and statutory and common law claims involving various other matters. We do not view any of these proceedings as material to our business, and are currently not subject to any other material legal proceedings.

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

	2016		2015
	High	Low	High	Low
First Quarter	$459.40	$390.00	$-	$-
Second Quarter	$518.31	$430.21	$-	$-
Third Quarter	$589.76	$506.43	$450.48	$365.00
Fourth Quarter	$635.85	$559.83	$492.81	$413.64

Holders

As of February 21, 2017, there were approximately 458 holders of record of our common stock and 5,719,502 shares of our common stock outstanding.

Dividends

The following table sets forth the dividends declared on our common stock for the quarterly periods indicated.

	2016	2015
First Quarter	$1.50	$-
Second Quarter	$1.50	$-
Third Quarter	$1.50	$-
Fourth Quarter	$1.50	$1.50
Total	$6.00	$1.50

We expect to continue to pay quarterly dividends, although the timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

   The following graph compares the cumulative total stockholder return of our common stock between July 1, 2015 (the date our stock began trading on the New York Stock Exchange) and December 31, 2016 with the cumulative total returns of the Standard & Poor’s 500 Stock Index, a new custom peer group index (the “New Peer Group”), which was created because of merger and acquisition activity that impacted our prior peer group index, and our prior peer group index (the “Prior Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on July 1, 2015 and that dividends, if any, were reinvested. The New Peer Group of data, video and voice services companies includes Charter Communications, Inc.; Comcast Corporation; General Communication, Inc.; and our Company. The Prior Peer Group of data, video and voice services companies includes Cablevision Systems Corp.; Charter Communications, Inc.; Comcast Corporation; Time Warner Cable Inc.; and our Company.

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

 Purchases of Equity Securities by the Issuer

          The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2016 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2016	-	$-	-	$177,493
November 1 to 30, 2016	401	$570.00	401	$177,264
December 1 to 31, 2016 (2)	3,616	$605.86	-	$177,264
Total	4,017	$602.28	401

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

(2)

Represents shares withheld from employees to satisfy estimated tax withholding obligations in connection with the vesting of restricted shares under the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable vesting date.

ITEM 6.        SELECTED FINANCIAL DATA

          The following table presents selected historical financial information. The selected historical financial information as of December 31, 2016, 2015, 2014, 2013 and 2012, and for each of the fiscal years in the five-year period ended December 31, 2016, are derived from our historical audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K or in our registration statement on Form 10.

The selected historical financial data presented below should be read in conjunction with our audited Consolidated Financial Statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. For each of the periods presented, except for the period from July 1, 2015 through December 31, 2016, we were a separate wholly owned subsidiary of GHC. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented. The historical financial information includes allocations of certain GHC corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Information
(in thousands, except per share data)
Revenues	$819,625	$807,266	$814,812	$825,707	$804,992
Net income	$98,939	$89,033	$147,309	$104,511	$93,911

Net income per common share:
Basic	$17.23	$15.21	$25.21	$17.89	$16.07
Diluted	$17.14	$15.19	$25.21	$17.89	$16.07

Cash dividends declared per share	$6.00	$1.50	$-	$-	$-

Balance Sheet Information
(in thousands)
Cash and cash equivalents	$138,040	$119,199	$6,410	$6,238	$7,300
Total assets	$1,397,271	$1,398,805	$1,262,040	$1,248,344	$1,216,827
Total debt, including capital lease obligations and excluding debt issuance costs	$545,284	$549,051	$-	$-	$-
Total liabilities	$942,760	$963,459	$408,752	$413,085	$391,651
Total stockholders’ equity	$454,511	$435,346	$853,288	$835,259	$825,176

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Spin-Off

On July 1, 2015, Cable One became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange. The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015, based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

Our Business

          We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 35 cable systems covering over 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 76% of our customers located in five states: Arizona, Idaho, Mississippi, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the seventh-largest cable system operator in the United States based on customers and revenues in 2016, making services available to approximately 1.7 million homes in the United States as of December 31, 2016.

As of December 31, 2016, we provided service to 657,222 residential and business customers out of approximately 1.7 million homes passed. Of these customers, 513,908 subscribed to data services, 320,246 subscribed to video services and 115,811 to voice services.

          We generate revenues through five primary products. Ranked by share of our total revenues in 2016, they are residential data (42.0%), residential video (36.0%), business services (data, voice and video – 12.2%), residential voice (5.2%) and advertising sales (3.4%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs. In 2016, our Adjusted EBITDA margins for residential data and business services were approximately four and five times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 50% and 60% of total residential video revenues (in addition to the other material direct and indirect costs associated with residential video). None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are allocated equally on a per PSU basis. Programming costs and retransmission fees have a meaningfully lower impact on business services margins than residential video because business services include data, voice and video, diminishing the relative impact of programming costs and retransmission fees on that product line as a whole.

          Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall PSUs. To that end, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering.

          Since 2012, we have adapted our strategy to face the trend, which has affected the entire cable industry, of declining profitability of residential video and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to competition from other content providers and increasing programming costs and retransmission fees, and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, landline voice service. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected LTV, who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

The trends described above have impacted our four largest product lines in the following ways:

●

Residential data. We experienced growth in the number of and revenues from our residential data customers every year since 2013. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity and our ability to offer higher access speeds than many of our competitors.

●

Residential video. Residential video service is a competitive and highly-penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect residential video revenues to continue to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their landline voice service and exclusively use wireless voice service. We believe this trend will continue because of competition from wireless voice service. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data and voice customers and revenues and expect this to continue. We attribute this growth to our strategic focus shift on increasing sales to business customers. More recently, we have expanded our efforts to attract enterprise business customers. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

          We continue to experience increased competition, particularly from telephone companies, cable overbuilders, OTT video providers and DBS television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We made elevated levels of capital investments between 2012 and 2015 to increase our cable plant capacities and reliability, launch all-digital video services, which has freed up approximately three-fourths of average plant bandwidth for data services, and increase data capacity by moving from four-channel bonding to 32-channel bonding. We expect to continue devoting financial resources to infrastructure improvements because we believe these investments are necessary to remain competitive.

The spin-off provided us the opportunity to further tailor our strategies to achieve greater operational focus and drive our return on investment. Our goals are to continue to grow residential data and business services and to maintain profit margins to deliver strong Adjusted EBITDA. To achieve these goals, we intend to continue our industrial engineering-driven cost management, remain focused on customers with high LTV and follow through with further planned investments in broadband plant upgrades and new data services offerings for residential and business services customers.

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the FCC used its Title II authority to regulate broadband Internet access services in the Order. According to the Order, under this regime, the FCC will forbear from systematic rate regulation of Internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, the Order also imposes on all providers of broadband Internet access service, including us, obligations that limit the ways we can manage certain types of traffic. In June 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the Order in its entirety. A petition for an en banc rehearing of the June 2016 decision upholding the Order is currently pending in the U.S. Court of Appeals for the D.C. Circuit. In addition, the change in administration and the newly-constituted FCC may take steps to revise the Order and the resulting rules. We cannot predict whether or not future changes to the regulatory framework that are inconsistent with the Order will occur, whether the petition for an en banc rehearing will be granted, or whether the decision of the U.S. Court of Appeals for the D.C. Circuit will be appealed, and if any such rehearing or appeal would be successful. See “Risk Factors—Risks Relating to Regulation and Legislation—The profitability of our data services offerings may be impacted by legislative or regulatory efforts to impose “net-neutrality” and other new requirements on cable operators.”

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

Prior to the spin-off, we participated in a centralized approach to cash management and in financing its operations managed by GHC. Cash was transferred to GHC and GHC funded our operating and investing activities as needed. Accordingly, cash and cash equivalents at the GHC level were not allocated to us in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Cash transfers to and from GHC’s cash management accounts are included within net transfers to GHC in the Consolidated Statements of Stockholders’ Equity. GHC third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor on the debt, and GHC borrowings were not directly attributable to our business.

Prior to the spin-off, certain of our eligible employees participated in the pension, post-retirement and deferred compensation plans of GHC. Although we are a stand-alone, independent entity after the spin-off, these employees remain entitled to the benefits under these plans accrued prior to the spin-off, but no longer accrue additional benefits under these plans. In addition, the liabilities in respect of the accrued benefits of certain of our employees under these plans remain at GHC (to the extent such liabilities were not already held by us at the time of the spin-off). Therefore, the allocation of related expenses to us in respect of these employees has not been reflected in our financial statements in the periods following the spin-off. Allocations were equal to $2.0 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. However, deferred compensation and unfunded Supplemental Executive Retirement Plan benefits for a number of our executives were assumed by us following the spin-off, and have been reflected in our financial statements for post spin-off periods.

The obligation for U.S. Federal and certain state income taxes attributable to the tax period prior to the spin-off were retained by us, along with related deferred tax assets and liabilities. With respect to general insurance and workers’ compensation liabilities, we assumed financial responsibility.

          Also, in connection with the spin-off, on June 29, 2015, we distributed $450 million to GHC, which was funded by our senior unsecured notes. See “Financial Condition: Liquidity and Capital Resources—Financing Activity” for more information on our capitalization activities.

Our results of operations for the years ended December 31, 2016 and 2015 may not be indicative of our future results. In addition, as we did not operate as a stand-alone entity prior to July 1, 2015, the financial information included in this Annual Report on Form 10-K may not necessarily be indicative of our future performance and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a stand-alone entity during all of the periods presented.

PSUs and Customer Counts and PSUs by Primary Products

During 2016, we had a reduction of 48,544 residential PSUs, representing a 5.3% decline. Including business customers, we had a reduction of 42,520 PSUs, representing a 4.3% decline, and a reduction of 7,382 total customer relationships, representing a 1.1% decline, for the year ended December 31, 2016. The declines in residential PSUs and total customer relationships were primarily the result of residential video and residential voice customer losses due to our shift in focus, as described above.

          During 2015, we had a reduction of 95,260 residential PSUs, representing a 9.4% decline. Including business customers, we had a reduction of 96,699 PSUs, representing an 8.9% decline, and a reduction of 22,067 total customer relationships, representing a 3.2% decline, for the year ended December 31, 2015. The decline in business voice customers in 2015 was primarily attributable to converting data into our new billing system, which counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address.

The following tables provides an overview of selected customer data for our cable systems for the time periods specified:

	As of December 31,
Customer Counts and PSUs	2016	2015	2014
Residential data customers (1)	469,053	460,977	449,839
Residential video customers (2)	306,563	349,879	436,370
Residential voice customers (3)	97,724	111,028	130,935
Total residential (4)	873,340	921,884	1,017,144
Business data customers (5)	44,855	40,264	38,615
Business video customers (6)	13,683	14,271	14,847
Business voice customers (7)(8)	18,087	16,066	18,578
Total business (8)(9)	76,625	70,601	72,040
Total PSUs	949,965	992,485	1,089,184
Total residential customer relationships	605,699	617,220	643,938
Total business customer relationships	51,523	47,384	42,733
Total customer relationships	657,222	664,604	686,671

	Year Ended December 31,		% Change
Annual Net Gain/(Loss)	2016	2015	2016	2015
Residential data customers (1)	8,076	11,138	1.8	2.5
Residential video customers (2)	(43,316)	(86,491)	(12.4)	(19.8)
Residential voice customers (3)	(13,304)	(19,907)	(12.0)	(15.2)
Total residential (4)	(48,544)	(95,260)	(5.3)	(9.4)
Business data customers (5)	4,591	1,649	11.4	4.3
Business video customers (6)	(588)	(576)	(4.1)	(3.9)
Business voice customers (7)(8)	2,021	(2,512)	12.6	(13.5)
Total business (8)(9)	6,024	(1,439)	8.5	(2.0)
Total PSUs	(42,520)	(96,699)	(4.3)	(8.9)
Total residential customer relationships	(11,521)	(26,718)	(1.9)	(4.1)
Total business customer relationships	4,139	4,651	8.7	10.9
Total customer relationships	(7,382)	(22,067)	(1.1)	(3.2)

 _________

(1)	Residential data customers include all residential customers who subscribe to our data service.
(2)

Residential video customers include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video customers.

(3)	Residential voice customers include all residential customers who subscribe to our voice service. Residential customers who take multiple voice lines are only counted once in the total.
(4)	Total residential PSUs represents the sum of residential data, residential video and residential voice customers, not counting additional outlets within one household.
(5)	Business data customers include commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically, via fiber connections.
(6)	Business video customers include commercial accounts.
(7)	Business voice customers include commercial accounts that subscribe to our voice service.
(8)	The decrease in business voice customers and total business PSUs for the year ended December 31, 2015 was primarily attributable to converting data into our new billing system, which counts each business customer relationship at a unique business address as a single customer; whereas our prior billing system calculated multiple relationships based on revenue generated at an address.
(9)	Total business PSUs represent the sum of business data, business video and business voice customer.

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

2016 Compared to 2015

Revenues

           Revenues increased $12.4 million, or 1.5%, due primarily to increases in residential data and business services revenues of $49.7 million and $11.6 million, respectively, partially offset by decreases in residential video and residential voice revenues of $37.9 million and $7.2 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 12.4% and residential voice customer losses of 12.0% during 2016.

Revenues by service offering were as follows for 2016 and 2015, together with the percentages of revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2016		2015		2016 vs. 2015
	Revenues	% of Revenues	Revenues	% of Revenues	$ Change	% Change
Residential data	$344,184	42.0	$294,486	36.5	$49,698	16.9
Residential video	294,781	36.0	332,716	41.2	(37,935)	(11.4)
Residential voice	42,949	5.2	50,148	6.2	(7,199)	(14.4)
Business services	100,311	12.2	88,741	11.0	11,570	13.0
Advertising sales	27,496	3.4	31,034	3.8	(3,538)	(11.4)
Other	9,904	1.2	10,141	1.3	(237)	(2.3)
Total revenues	$819,625	100.0	$807,266	100.0	$12,359	1.5

Average monthly revenue per unit for the indicated service offerings were as follows for 2016 and 2015:

	Year Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Residential data (1)	$61.68	$53.89	$7.79	14.5
Residential video (1)	74.84	70.53	4.31	6.1
Residential voice (1)	34.29	34.54	(0.25)	(0.7)
Business services (2)	169.03	164.12	4.91	3.0
Total customers (2)	103.35	99.57	3.78	3.8

_____

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period.
(2)

Average monthly per unit values represent the applicable business services or total revenues divided by the corresponding average number of customer relationships at the beginning and end of each period.

Residential data service revenues increased $49.7 million, or 16.9%, due primarily to a rate adjustment taken in the fourth quarter of 2015, an increase in residential data customers of 1.8%, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues declined $37.9 million, or 11.4%, due primarily to residential video customer losses of 12.4%, partially offset by a broadcast television surcharge imposed in the second quarter of 2016.

Residential voice service revenues decreased $7.2 million, or 14.4%, due primarily to a decline in residential voice customers of 12.0% as more residential customers have discontinued landline voice service.

Business services revenues increased $11.6 million, or 13.0%, due primarily to growth in our business data and voice services to both small and medium-sized businesses and enterprise customers. Total business customer relationships increased 8.7% in 2016. Overall, business services represented 12.2% for 2016, compared to 11.0% of our total revenues for 2015.

Advertising sales revenues declined $3.5 million, or 11.4%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues decreased $0.2 million, or 2.3%, due primarily to a decrease in late charges and installation fees, partially offset by an increase in reconnect fees.

Operating Costs and Expenses

           Operating expenses (excluding depreciation and amortization) declined $6.5 million, or 2.1%, due primarily to a 12.4% reduction in residential video customers, which significantly reduced programming costs. In total, programming costs declined $9.9 million and non-programming operating expenses increased $3.4 million. The increase in non-programming operating expenses was primarily attributable to increases in backbone and Internet connectivity fees of $1.9 million; group insurance of $1.2 million; loss on disposal of property, plant and equipment of $1.1 million; and increased software maintenance costs of $0.7 million, partially offset by a decrease in franchise fees of $1.5 million due to the decrease in video revenues subject to franchise fees. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 37.1% and 38.5% for 2016 and 2015, respectively.

           Selling, general and administrative expenses declined $9.2 million, or 4.7%, due primarily to decreases in processing costs for customer billing following the completion of our billing system conversion of $11.4 million; salaries, wages and benefits costs of $7.3 million due to decreased headcount and lower group insurance costs; general and workers’ compensation insurance expense of $2.9 million; property taxes of $1.5 million and software maintenance of $1.1 million. The decrease was partially offset by increases in incentive compensation expense of $4.8 million; acquisition-related costs of $4.7 million; advertising and marketing expense of $3.2 million and professional services expense of $2.2 million. Selling, general and administrative expenses as a percentage of revenues were 22.5% and 24.0% for 2016 and 2015, respectively.

           Depreciation and amortization increased $1.5 million, or 1.1%, due primarily to new assets placed in service in 2016 and 2015, partially offset by assets that became fully depreciated during those years.

Interest Expense

Interest expense was $30.2 million and $16.1 million for 2016 and 2015, respectively. The increase was due to the issuance of our long-term debt in June 2015 in conjunction with the spin-off.

Other Income (Expense)

Other income (expense) increased $5.4 million due primarily to a $4.1 million net gain on the sale of a cable system and higher interest income.

Provision for Income Taxes

           Provision for income taxes increased $7.8 million, or 13.8%, due primarily to an increase in taxable income of $17.7 million, or 12.2%. Our effective tax rate was 39.3% and 38.8% for 2016 and 2015, respectively.

Net Income

           As a result of the factors described above, our net income was $98.9 million for 2016, compared to $89.0 million for 2015.

2015 Compared to 2014

Revenues

Revenues declined $7.5 million, or 0.9%, due primarily to declines in residential video and residential voice revenues of $29.0 million and $12.2 million, respectively, partially offset by increases in residential data and business services revenues of $28.8 million and $11.9 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 19.8% and residential voice customer losses of 15.2%.

Revenues by service offering were as follows for the years ended December 31, 2015 and 2014, together with the percentages of revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2015		2014		2015 vs. 2014
	Revenues	% of Revenues	Revenues	% of Revenues	$ Change	% Change
Residential data	$294,486	36.5	$265,718	32.6	$28,768	10.8
Residential video	332,716	41.2	361,668	44.4	(28,952)	(8.0)
Residential voice	50,148	6.2	62,396	7.7	(12,248)	(19.6)
Business services	88,741	11.0	76,829	9.4	11,912	15.5
Advertising sales	31,034	3.8	35,362	4.3	(4,328)	(12.2)
Other	10,141	1.3	12,839	1.6	(2,698)	(21.0)
Total revenues	$807,266	100.0	$814,812	100.0	$(7,546)	(0.9)

Average monthly revenue per unit for the indicated service offerings were as follows for 2015 and 2014:

	Year Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Residential data (1)	$53.89	$49.82	$4.07	8.2
Residential video (1)	70.53	62.70	7.83	12.5
Residential voice (1)	34.54	36.46	(1.92)	(5.3)
Business services (2)	164.12	154.32	9.80	6.4
Total customers (2)	99.57	97.03	2.54	2.6

_______

(1)

Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of customers at the beginning and end of each period. Certain residential data, video and voice service revenues used in the calculation of average monthly revenue per unit for 2015 and 2014 have been reclassified to conform to the 2016 presentation.

(2)

Average monthly per unit values represent the applicable business services or total revenues divided by the corresponding average number of customer relationships at the beginning and end of each period.

Residential data service revenues rose $28.8 million, or 10.8%, due primarily to an increase in residential data customers of 2.5%, a reduction in price discounting, a rate adjustment in the fourth quarter of 2015 and increased subscriptions to premium tiers by residential customers.

Residential video service revenues declined $29.0 million, or 8.0%, due primarily to residential video customer losses of 19.8% and digital customers purchasing fewer digital tiers of service, partially offset by video rate adjustments and a reduction in promotional discounts.

Residential voice service revenues declined $12.2 million, or 19.6%, due primarily to a decline in residential voice customers of 15.2% as more residential customers have discontinued landline voice service.

Business services revenues rose $11.9 million, or 15.5%, due to growth in our business data and voice services to small and medium-sized businesses. Total business customer relationships increased 10.9%. The decline in business voice customers and total business PSUs was primarily attributable to converting data into our new billing system in 2015, which counts each business customer relationship at a unique business address as a single customer, whereas our prior billing system calculated multiple relationships based on revenue generated at an address. Overall, business services comprised 11.0% of our total revenues for 2015, compared to 9.4% of our total revenues for 2014.

Advertising sales revenues declined $4.3 million, or 12.2%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues declined $2.7 million, or 21.0%, due primarily to the impact of decreased number of residential video and residential voice customers on installation, reconnects and late charges.

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

          Depreciation and amortization increased $6.5 million, or 4.8%, due primarily to new assets placed in service in 2015 and 2014, partially offset by assets that became fully depreciated during those years.

Interest Expense

       Interest expense was $16.1 million, attributable to our long-term debt incurred in connection with the spin-off. No interest expense was incurred in 2014.

Other Income (Expense)

        Other income (expense) in 2014 consisted primarily of a $75.2 million gain associated our sale of certain wireless spectrum licenses during the year.

Provision for Income Taxes

        Provision for income taxes decreased $34.3 million, or 37.8%, due primarily to a $75.2 million gain from the sale of wireless spectrum licenses. Our effective tax rate was 38.8% and 38.1% for 2015 and 2014, respectively.

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

          Adjusted EBITDA is defined as net income plus net interest expense, provision for income taxes, depreciation and amortization, equity- and pre-spin cash-based incentive compensation expense, loss (gain) on deferred compensation, other (income) expense, net, acquisition-related costs, loss on disposal of fixed assets and other unusual operating expenses, as defined in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial measures.

           We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our Senior Credit Facilities and outstanding Notes (each as defined under “Financial Condition: Liquidity and Capital Resources—Financing Activity” below) to determine compliance with the covenants contained in the Senior Credit Facilities and Notes. For the purpose of calculating compliance with leverage covenants, we use a measure similar to Adjusted EBITDA, as presented. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$98,939	$89,033	$147,309

Plus: Interest expense, net	30,221	16,090	-
Provision for income taxes	64,168	56,387	90,700
Depreciation and amortization	142,183	140,635	134,167
Equity- and pre-spin cash-based incentive compensation expense	12,298	9,739	3,542
Loss (gain) on deferred compensation	312	(1,141)	1,119
Other (income) expense, net	(5,121)	232	(74,196)
Acquisition-related costs	4,719	-	-
Loss on disposal of fixed assets	2,821	1,735	933
Billing system implementation costs	-	5,007	1,887

Adjusted EBITDA	$350,540	$317,717	$305,461

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Prior to the spin-off, our cash flows from operations were historically distributed to GHC on a periodic basis, and we historically relied on GHC to fund our working capital requirements and other cash requirements. In contemplation of the spin-off and the related dividend, we recapitalized our Company through a series of financing transactions described below. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate funds to support our current operating plan, make planned capital expenditures and quarterly dividend payments for the next 12 months, and fund the acquisition of NewWave. However, our ability to fund operations and acquisitions and make planned capital expenditures and quarterly dividend payments depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our cash flows for the years indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$251,831	$246,413	$205,833
Net cash used in investing activities	(136,317)	(155,225)	(78,400)
Net cash (used in) provided by financing activities	(96,673)	21,601	(127,261)
Change in cash and cash equivalents	18,841	112,789	172
Cash and cash equivalents, beginning of period	119,199	6,410	6,238
Cash and cash equivalents, end of period	$138,040	$119,199	$6,410

At December 31, 2016 and 2015, we had a working capital surplus of $74.8 million and $37.9 million, respectively. In connection with the spin-off in 2015, we incurred indebtedness in an aggregate principal amount of $550 million, of which $450 million was distributed to GHC prior to the consummation of the spin-off.

Our net cash provided by operating activities was $251.8 million, $246.4 million and $205.8 million in 2016, 2015, and 2014, respectively. The change in operating cash flows in 2016 compared to 2015 was primarily attributable to higher net income and a favorable change in deferred taxes compared to 2015, partially offset by unfavorable changes in operating assets and liabilities. Operating cash flows increased in 2015 compared to 2014 due to improvements in favorable changes in operating assets and liabilities, partially offset by lower net income.

Our net cash used in investing activities was $136.3 million, $155.2 million and $78.4 million in 2016, 2015 and 2014, respectively. The lower use of cash for investing activities in 2016 compared to 2015 was driven by lower capital expenditures coupled with increases in proceeds received from the sale of a cable system and the sale of fixed assets, partially offset by cash outflows to acquire a cable system. The lower investing cash outflows in 2014 compared to 2015 was driven primarily by proceeds from the cable wireless spectrum license sale in 2014.

Our net cash used in financing activities was $96.7 million and $127.3 million in 2016 and 2014, respectively, and our net cash provided by financing activities was $21.6 million in 2015. Cash outflows in 2016 primarily consisted of $56.4 million to repurchase our common stock, $34.4 million in dividends payment to stockholders, $3.8 million of long-term debt repayment as well as a $2.2 million of withholding tax payments for vested restricted stock awards. Cash inflows in 2015 were primarily due to $541.1 million of proceeds from senior notes issuance and borrowings under our Term Loan, net of issuance costs. The net proceeds were utilized primarily to fund the $450 million distribution to GHC in conjunction with the spin-off. Cash outflows in 2014 reflect amounts transferred to GHC as our financing activities were limited to capital distributions to our prior corporate parent prior to the spin-off.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). We plan to make purchases under the stock repurchase program from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. Since the beginning of the stock repurchase program through the end of 2016, we repurchased 164,933 shares at an aggregate cost of $72.7 million. In 2016, we repurchased 126,797 shares at an aggregate cost of $56.4 million. Additionally, we currently expect to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2016, the Board approved a quarterly dividend of $1.50 per share of common stock, which was paid on December 2, 2016. During the first quarter of 2017, the Board approved a quarterly dividend of $1.50 per share of common stock, which will be payable to holders of record as of February 21, 2017 with payment scheduled for early March 2017.

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

On June 30, 2015, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan, as administrative agent, and the other agents party thereto. The Credit Agreement provides for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, and as further amended as described below, the “Senior Credit Facilities”). Concurrently with our entry into the Credit Agreement, we borrowed the full amount of the Term Loan Facility (the “Term Loan”). The obligations under the Senior Credit Facilities are obligations of the Company and are guaranteed by the Subsidiary.  The obligations under the Senior Credit Facilities are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Subsidiary. Borrowings under the Senior Credit Facilities bear interest, at our option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon our total net leverage ratio. The Senior Credit Facilities may be prepaid at any time without premium. The Term Loan Facility amortizes in equal quarterly installments at a rate of 2.5% per annum in the first year after funding, 5.0% per annum in the second year after funding, 7.5% per annum in the third year after funding, 10.0% per annum in the fourth year after funding and 15.0% per annum in the fifth year after funding, with the outstanding balance of the Term Loan Facility to be paid on the fifth anniversary of funding. Outstanding borrowings under the Term Loan Facility were $95.0 million at December 31, 2016. We had $197.2 million available for borrowing under the Revolving Credit Facility at December 31, 2016.

          The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at December 31, 2016 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum.

On February 13, 2017, we entered into an amendment to the Credit Agreement to permit, among other things, the incurrence of the $650 million of senior secured loans expected to be used to finance the acquisition of NewWave and the other transactions contemplated by the Merger Agreement.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

          We have adopted capital expenditure disclosure guidance as supported by the National Cable & Telecommunications Association (“NCTA”). These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of “capital expenditures” reported in this Annual Report on Form 10-K are calculated in accordance with NCTA disclosure guidelines, which include assets acquired during the relevant periods.

For 2016, 2015 and 2014, capital expenditures were $125.5 million, $166.4 million, and $165.8 million, respectively.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Customer Premise Equipment	$22,248	$31,459	$38,122
Commercial	8,257	7,147	4,165
Scalable Infrastructure	41,017	57,452	61,567
Line Extensions	10,470	8,505	7,064
Upgrade/Rebuild	17,575	25,572	23,318
Support Capital	25,967	36,226	31,551
Total	$125,534	$166,361	$165,787

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

Years ending December 31,	Programming purchase commitments (1)	Operating leases	Total debt, including capital lease	Other purchase obligations (2)	Total
2017	$171,995	$1,038	$6,250	$24,162	$203,445
2018	150,830	728	8,767	15,731	176,056
2019	124,507	564	12,517	8,988	146,576
2020	83,621	452	67,517	3,990	155,580
2021	19,244	360	17	2,507	22,128
Thereafter	-	741	450,216	4,060	455,017
Total	$550,197	$3,883	$545,284	$59,438	$1,158,802

__________

(1)	Includes commitments to purchase programming to be produced in future years.
(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as Accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2016 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Long-term debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

●

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $5.7 million, $5.7 million and $5.5 million in 2016, 2015 and 2014, respectively.

●

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Consolidated Statements of Operations and Comprehensive Income were $14.2 million, $15.7 million and $16.7 million in 2016, 2015 and 2014, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2016 and 2015 totaled $5.1 million and $4.6 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

 Off-Balance Sheet Arrangements

With the exception of surety bonds and letters of credit noted above, we do not have any off-balance-sheet arrangements or financing activities with special-purpose entities. Transactions with related parties, as discussed in Note 16 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K pertain to the spin-off, and these arrangements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

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

An accounting policy is considered to be critical if it is important to our financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of our significant accounting policies, see Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for possible impairment. For 2016, we did not enter into any material transactions that would change the carrying amount of goodwill and indefinite-lived intangible; therefore, these balances were as follows:

	As of December 31,
(dollars in millions)	2016	2015
Goodwill and indefinite-lived intangible assets	$582.1	$581.8
Total assets	$1,397.3	$1,398.8
Percentage of goodwill and indefinite-lived intangible assets to total assets	42%	42%

Goodwill

We test goodwill for impairment as of November 30 of each year or more frequently as warranted by events or changes in circumstances. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount then no further quantitative testing would be necessary. If management elects or is required to perform the two-step test under the accounting guidance, the first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the goodwill impairment is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed, and a comparison of the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment, if any. The fair value of the reporting unit, when performing the second step of the goodwill impairment test, is determined using both an income approach and market approach. The income approach model used for goodwill valuation is consistent with that used for the franchise valuation noted below except that cash flows from the entire business enterprise are used for the goodwill valuation. The market approach model estimates the fair value of the reporting unit based on market prices in actual precedent transactions of similar businesses and market valuations of guideline public companies. In 2016, we elected to perform a qualitative goodwill impairment assessment and concluded that goodwill is not impaired.

Indefinite-Lived Intangible Assets

Our $497.1 million and $496.3 million of intangible assets with an indefinite life as of December 31, 2016 and 2015, respectively, are principally from franchise agreements. These franchise agreements result from agreements we have with state and local governments that allow us to contract and operate a cable business within a specified geographic area. We expect our cable franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. We grouped the recorded values of our various cable franchise agreements into regional cable systems or units of account.

For our goodwill impairment testing in 2016, we elected to perform a qualitative impairment assessment that indicated the fair value of the franchise assets in each unit of accounting exceeds the carrying value of such assets and thus resulted in no impairment. For each franchise unit of accounting, the estimated fair value of the franchise assets exceeds the carrying value. Based on our qualitative impairment assessment and sensitivity analyses, none of our franchise assets are considered at risk of impairment.

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

This approach makes use of unobservable factors, such as projected revenues, expenses, capital expenditures, customer trends and a discount rate applied to the estimated cash flows. The determination of the discount rate is derived from our weighted average cost of capital, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. We estimate discounted future cash flows using reasonable and appropriate assumptions, including, among others, penetration rates for data, video and voice; revenue growth rates; operating margins; and capital expenditures. The assumptions are based on our Company’s and our peers’ historical operating performance adjusted for current and expected competitive and economic factors surrounding the cable industry. The estimates and assumptions made in our valuations are inherently subject to significant uncertainties, many of which are beyond our control, and there is no assurance that these results can be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, programming expense growth rates, the amount and timing of capital expenditures, actual customer trends and the discount rate utilized.

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

	As of December 31,
(dollars in millions)	2016	2015
Property, plant and equipment	$619.6	$640.6
Total assets	$1,397.3	$1,398.8
Percentage of property, plant and equipment to total assets	44%	46%

(dollars in millions)	For the Year ended December 31,
Cash paid for property, plant and equipment
2016	$141.7
2015	$156.1
2014	$177.4

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

In the first quarter of 2017 we changed our accounting estimate related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities.  Historically, we did not have adequate information to identify and calculate all of the capitalizable labor and related costs, and therefore these costs were expensed as incurred. In the first quarter of 2017, we have implemented systems and processes that allow us to more accurately estimate the amount of directly identifiable labor costs incurred on construction and installation activities.  We anticipate that this change in estimate will result in an increase of capitalized labor costs in the range of $28 million to $33 million on an annual basis, resulting in an equivalent decrease in expenses and increase in capital expenditures beginning in 2017.

Recently Adopted and Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 2 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity,” our long-term debt at December 31, 2016 consisted of $450 million of the Notes and $95.0 million of borrowings under the Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. Based on the principal outstanding under our Senior Credit Facilities as of December 31, 2016, assuming, hypothetically, that the LIBOR rate applicable to the Senior Credit Facilities was 100 basis points higher would result in a change in interest expense of approximately $1.0 million annually. At December 31, 2016, the aggregate fair value of the Notes, based upon quoted market prices, was $463.5 million. An increase in the market rate of interest applicable to the Notes would not increase our interest expense with respect to the Notes since the rate of interest we are required to pay on the Notes is fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-2 of this Annual Report on Form 10-K.

 Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2017 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2017 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2017 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2017 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

2.2

Agreement and Plan of Merger, dated as of January 17, 2017, by and among Cable One, Inc., RBI Holding LLC, Frequency Merger Sub, LLC, RBI Blocker Corp., RBI Blocker Holdings LLC, and GTCR-RBI, LLC, solely in its capacity as the equityholder representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on January 20, 2017).

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

10.8

Form of Restricted Stock Award Agreement for restricted stock grants on July 8, 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2015).+

10.9

Form of Director Restricted Stock Unit Agreement for restricted stock unit grants on August 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).+

10.10

Form of Stock Appreciation Right Agreement for stock appreciation right grants on September 1, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).+

10.11

Form of Restricted Stock Award Agreement for restricted stock grants on January 4, 2016 (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 7, 2016).+

10.12	Form of Stock Appreciation Right Agreement for stock appreciation right grants on or after January 3, 2017.*+

10.13	Form of Restricted Stock Award Agreement for performance-based restricted stock grants on or after January 3, 2017.*+

10.14	Form of Restricted Stock Award Agreement for time-based restricted stock grants on or after January 3, 2017.*+

10.15	Amendment No. 1 to Credit Agreement, dated as of February 13, 2017, among Cable One, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 14, 2017).

21.1	List of subsidiaries of Cable One, Inc. (incorporated herein by reference to Exhibit 21.1 to Amendment No. 1 to Form 10 of Cable One, Inc. filed on April 17, 2015).

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

_________

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory arrangement.

ITEM 16.        FORM 10-K SUMMARY

None.

 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLE ONE, INC. (Registrant)

Date: March 1, 2017	By:	/s/ Julia M. Laulis
Julia M. Laulis
President and Chief Executive Officer

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

Signature	Title	Date
/s/ Julia M. Laulis	President and Chief Executive Officer	March 1, 2017
Julia M. Laulis	(Principal Executive Officer) and Director

/s/ Kevin P. Coyle	Senior Vice President and Chief Financial Officer	March 1, 2017
Kevin P. Coyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas O. Might	Executive Chairman and Chairman of the Board	March 1, 2017
Thomas O. Might

/s/ Naomi M. Bergman	Director	March 1, 2017
Naomi M. Bergman

/s/ Brad D. Brian	Director	March 1, 2017
Brad D. Brian

/s/ Thomas S. Gayner	Director	March 1, 2017
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	March 1, 2017
Deborah J. Kissire

/s/ Alan G. Spoon	Director	March 1, 2017
Alan G. Spoon

/s/ Wallace R. Weitz	Director	March 1, 2017
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	March 1, 2017
Katharine B. Weymouth

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cable One, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cable One, Inc. and its subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

March 1, 2017

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	December 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$138,040	$119,199
Accounts receivable, net	37,073	34,705
Prepaid assets	10,824	10,824
Total Current Assets	185,937	164,728
Property, plant and equipment, net	619,621	640,567
Intangibles, net	497,480	496,770
Goodwill	84,928	85,488
Other assets	9,305	11,252
Total Assets	$1,397,271	$1,398,805

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$82,703	$95,288
Deferred revenue	22,190	22,363
Income taxes payable	-	5,431
Long-term debt - current portion	6,250	3,750
Total Current Liabilities	111,143	126,832
Long-term debt	530,886	535,511
Accrued compensation and related benefits	24,157	24,399
Other liabilities	277	90
Deferred income taxes	276,297	276,627
Total Liabilities	942,760	963,459

Commitments and contingencies (see Note 17)

Stockholders' Equity
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 and 5,879,925 shares issued, and 5,708,223 and 5,833,442 shares outstanding as of December 31, 2016 and 2015, respectively)	59	59
Additional paid-in capital	17,669	4,929
Retained earnings	511,776	447,282
Accumulated other comprehensive loss	(446)	(557)
Treasury stock, at cost (179,676 and 46,483 shares held as of December 31, 2016 and 2015, respectively)	(74,547)	(16,367)
Total Stockholders' Equity	454,511	435,346
Total Liabilities and Stockholders' Equity	$1,397,271	$1,398,805

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share and share data)	2016	2015	2014
Revenues	$819,625	$807,266	$814,812
Costs and Expenses
Operating (excluding depreciation and amortization)	304,438	310,925	327,974
Selling, general and administrative	184,797	193,964	188,858
Depreciation and amortization	142,183	140,635	134,167
Total operating costs and expenses	631,418	645,524	650,999
Income from operations	188,207	161,742	163,813
Interest expense	(30,221)	(16,090)	-
Other income (expense), net	5,121	(232)	74,196
Income before income taxes	163,107	145,420	238,009
Provision for income taxes	64,168	56,387	90,700
Net income	$98,939	$89,033	$147,309

Other comprehensive gain (loss), net of tax	111	(557)	-
Comprehensive income	$99,050	$88,476	$147,309

Net income per common share: (a)
Basic	$17.23	$15.21	$25.21
Diluted	$17.14	$15.19	$25.21
Weighted average common shares outstanding: (a)
Basic	5,743,568	5,853,283	5,843,313
Diluted	5,770,960	5,860,089	5,843,313

    _____

(a)

On July 1, 2015, Graham Holdings Company distributed 5,843,313 shares of Cable One, Inc. common stock to existing holders of Graham Holdings Company common stock. Basic and diluted net income per common share for the year ended December 31, 2014 are calculated using the number of shares distributed on July 1, 2015.

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Additional GHC Investment	Treasury Stock,	Accumulated Other Comprehensive	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	(Deficit)	at cost	Loss	Equity
Balance at December 31, 2013	5,843,313	58	-	1,178,610	(343,409)	-	-	835,259
Net income	-	-	-	147,309	-	-	-	147,309
Net transfers to GHC	-	-	-	-	(129,280)	-	-	(129,280)
Balance at December 31, 2014	5,843,313	58	-	1,325,919	(472,689)	-	-	853,288
Dividends paid to GHC	-	-	-	(450,000)	-	-	-	(450,000)
Net income	-	-	-	89,033	-	-	-	89,033
Net transfers to GHC	-	-	-	-	(36,199)	-	-	(36,199)
Reclassification of Additional GHC investment (deficit) in connection with spin-off	-	-	-	(508,888)	508,888	-	-	-
Changes in pension, net of tax	-	-	-	-	-	-	(557)	(557)
Equity-based compensation	36,612	1	4,929	-	-	-	-	4,930
Forfeiture of restricted stock	(8,347)	-	-	-	-	-	-	-
Repurchase of common stock	(38,136)	-	-	-	-	(16,367)	-	(16,367)
Dividends paid to stockholders	-	-	-	(8,782)	-	-	-	(8,782)
Balance at December 31, 2015	5,833,442	59	4,929	447,282	-	(16,367)	(557)	435,346
Net income	-	-	-	98,939	-	-	-	98,939
Changes in pension, net of tax	-	-	-	-	-	-	111	111
Equity-based compensation	-	-	12,298	-	-	-	-	12,298
Issuance of common stock under restricted stock unit awards	947	-	(380)	-	-	380	-	-
Issuance of restricted stock awards, net of forfeitures	4,247	-	-	-	-	-	-	-
Repurchase of common stock	(126,797)	-	-	-	-	(56,370)	-	(56,370)
Withholding tax for restricted stock awards	(3,616)	-	-	-	-	(2,190)	-	(2,190)
Excess income tax benefits for equity-based compensation activities		-	822	-	-	-	-	822
Dividends paid to stockholders	-	-	-	(34,445)	-	-	-	(34,445)
Balance at December 31, 2016	5,708,223	59	17,669	511,776	-	(74,547)	(446)	454,511

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$98,939	$89,033	$147,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,183	140,635	134,167
Amortization of deferred financing costs	1,642	902	-
Equity-based compensation	12,298	9,213	1,997
Excess income tax benefits for equity-based compensation activities	(822)	-	-
Gain on sale of cable system	(4,096)	-	-
Deferred income taxes	(403)	(11,282)	4,276
Net loss on sales of property, plant and equipment	2,821	602	858
Net gain on sale of intangible assets	-	-	(75,249)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,251)	(4,976)	627
Prepaid assets	243	1,763	(3,429)
Accounts payable and accrued liabilities	4,052	15,417	(4,800)
Deferred revenue	(173)	1,359	3,200
Income taxes payable	(4,609)	2,231	(322)
Other assets and other liabilities, net	2,007	1,516	(2,801)
Net cash provided by operating activities	251,831	246,413	205,833

Cash flows from investing activities:
Capital expenditures	(125,534)	(166,361)	(165,787)
Change in accrued expenses related to capital expenditures	(16,190)	10,225	(11,613)
Proceeds from sales of intangible assets	-	-	97,399
Proceeds from sale of cable system	6,752	-	-
Acquisition of cable system	(2,672)	-	-
Proceeds from sales of property, plant and equipment and other	1,327	911	1,601
Net cash used in investing activities	(136,317)	(155,225)	(78,400)

Cash flows from financing activities:
Net transfers to GHC	-	(42,665)	(131,277)
Proceeds from issuance of long-term debt, net of issuance costs	-	541,114	-
Payments of debt issue costs	-	(1,768)	-
Payments on long-term debt	(3,767)	(1,250)	-
Repurchase of common stock	(56,370)	(16,367)	-
Payment of withholding tax for restricted shares	(2,190)	-	-
Dividends paid to stockholders	(34,445)	(8,782)	-
Dividends paid to GHC	-	(450,000)	-
Excess income tax benefits for equity-based compensation activities	822	-	-
Cash overdraft	(723)	1,319	4,016
Net cash (used in) provided by financing activities	(96,673)	21,601	(127,261)

Change in cash and cash equivalents	18,841	112,789	172
Cash and cash equivalents, beginning of period	119,199	6,410	6,238
Cash and cash equivalents, end of period	$138,040	$119,199	$6,410

Supplemental cash flow disclosures:
Cash paid for interest expense	28,628	14,038	-
Cash paid for income taxes	$73,007	$29,970	$5,629
Non-cash investing and financing activity:
Equipment financed with capital lease	$-	$301	$-

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SEPARATION FROM GRAHAM HOLDINGS COMPANY AND DESCRIPTION OF BUSINESS

On July 1, 2015, Cable One, Inc. (“Cable One”) became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of its spin-off from Graham Holdings Company (“GHC”). The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution (the “spin-off”) in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015, based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

The financial statements included herein have been retroactively restated, including share and per share amounts, to reflect the effects of the spin-off.

Cable One owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 19 Western, Midwestern and Southern states of the United States of America. At the end of 2016, Cable One provided service to 513,908 data customers, 320,246 video customers and 115,811 voice customers.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Prior to the spin-off, the Company’s financial statements were derived from the consolidated financial statements and accounting records of GHC. The impact of transactions between the Company and GHC was included in the Consolidated Financial Statements and was considered to be effectively settled for cash in the Consolidated Financial Statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Consolidated Statements of Cash Flows as a financing activity at the time of settlement.

The Company functioned as part of the larger group of subsidiary companies controlled by GHC prior to the spin-off, and accordingly, GHC provided certain support and overhead functions to the Company. These functions included finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. The costs of such services were allocated to the Company based on the most relevant allocation methods to the service provided. Management believed such allocations were reasonable and were consistently applied; however, they may not have been indicative of the actual expense that would have been incurred had the Company been operating on a stand-alone basis. See Notes 12 and 16 for details on these allocations prior to the spin off.

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

The Company’s results of operations for the years ended December 31, 2016 and 2015 may not be indicative of the Company’s future results. In addition, as the Company did not operate as a stand-alone entity prior to July 1, 2015, the Consolidated Financial Statements included herein may not necessarily be indicative of the Company’s future performance and may not necessarily reflect what its financial position, results of operations or cash flows would have been had it operated as a stand-alone entity during all of the periods presented.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. Revenues are primarily derived from subscriber fees for data, video, and voice services, and from the sale of advertising.

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

Under the terms of the Company’s cable franchise agreements, the Company is generally required to pay to the franchising authority an amount based on the gross amount billed to the customer. The Company normally passes these fees to its customers and reports the fees on a gross basis as a component of revenue with the corresponding costs included in operating expense. The franchise authority assesses the Company directly for these fees and it is the Company’s obligation to pay the fees. The amount of such fees recorded on a gross basis was $14.2 million, $15.7 million and $16.7 million in 2016, 2015 and 2014, respectively.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. Concentration of credit risk with respect to the Company’s cash balance is limited. The Company maintains or invests its cash with highly qualified financial institutions. With respect to the Company’s receivables, credit risk is limited due to the large number of customers, individually small balances and short payment terms.

Programming Costs. The Company’s programming costs are fees paid to license the programming that is distributed to video customers and are recorded in the period the services are provided. Programming costs are recorded based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. From time to time, these agreements expire and programming continues to be distributed to customers while the parties negotiate new contractual terms. While payments are typically made under the prior agreement’s terms, the amount of programming costs recorded during these interim periods is based on the Company’s estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim periods are recorded in the period of resolution.

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $25.9 million, $22.5 million and $22.9 million in 2016, 2015 and 2014, respectively.

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

The Company measures certain assets including goodwill, intangible assets and property, plant and equipment at fair value on a nonrecurring basis when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.

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

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives of the property, plant and equipment (in years):

Cable distribution systems	5	-	12
Customer premise equipment		5
Other equipment, vehicles and fixtures	3	-	10
Capitalized software	3	-	7
Buildings and improvements		20

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The reporting unit level is at a regional basis. In reviewing the carrying value of indefinite-lived intangible assets, the Company aggregates its cable systems on a regional basis. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review or indefinite-lived intangible asset quantitative impairment review. The Company reviews the goodwill for impairment using the two-step process and the indefinite-lived intangible assets using the quantitative process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s and indefinite-lived intangible asset’s estimated fair value. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.

Pension and Other Postretirement Benefits. The Company maintains various pension and incentive savings plans. The Company recognizes the overfunded or underfunded status of the defined benefit SERP (as defined in Note 14) as an asset or liability in its statement of financial positon and recognizes change in that funded status in the year in which the changes occur through comprehensive income. The Company measures changes in the funded status of its plans using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return and the rate of compensation increase. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

Self-Insurance. The Company uses a combination of insurance and self-insurance for a number or risks, including claims related to employee medical and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. Accruals for expected loss are based on estimates, and, while the Company believes that the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

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

Income Taxes. During the periods presented, the Company’s income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. Prior to the spin-off, the Company’s operations were historically included in GHC’s consolidated U.S. Federal and certain state tax returns. The results from being included in the consolidated tax returns were included in Additional GHC investment (deficit) for the applicable periods. The Company did not maintain taxes payable to/from GHC and was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements were reflected as net transfer to/from GHC within Additional GHC investment (deficit).

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

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. This evaluation is made on an ongoing basis. In the event the Company were to determine that it was not able to realize net deferred income tax assets in the future, the Company would record a valuation allowance, which would increase the provision for income taxes.

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

Asset Retirement Obligations. Certain of the Company’s cable franchise agreements and lease agreements contain provisions requiring the Company to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its cable franchise agreements and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could be terminated unexpectedly, which could result in the Company incurring significant expense in complying with restoration or removal provisions. The Company does not have any significant liabilities related to asset retirements recorded in the financial statements.

Recently Adopted and Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued comprehensive new guidance that supersedes all existing revenue recognition guidance. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. This guidance, as amended, is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this guidance. The new guidance should be applied on a full retrospective basis to all periods presented. This guidance is effective for interim and fiscal years beginning after December 15, 2015. In accordance with the provisions of the new guidance, the Company has recorded unamortized debt issuance costs net of the long-term debt liability in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015. This resulted in a reclassification of deferred financing costs, which caused a reduction of $9.8 million to Long-term debt, $1.6 million to Current Assets and $8.2 million to Other assets in the accompanying Consolidated Balance Sheet as of December 31, 2015.

In September 2015, the FASB issued new guidance requiring an acquirer to retrospectively adjust provisional amounts reflected in its financial statements arising from a business combination during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the guidance requires that the acquirer reflect adjustments to provisional amounts that are identified during the measurement period in the financial statements for the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the adjustment had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this guidance. The Company does not expect this guidance to have an impact on its financial statements unless an acquisition is made.

In November 2015, the FASB issued new guidance that eliminates the requirement to bifurcate deferred taxes between current and noncurrent on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance can be either applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. We early-adopted this guidance on a prospective basis as of December 31, 2015, and the Consolidated Balance Sheet as of December 31, 2015 reflects the revised classification of current deferred tax assets and liabilities as noncurrent. Adoption of this guidance resulted in an immaterial reclassification between current deferred tax assets and noncurrent deferred tax assets as of December 31, 2015. There is no other impact on the financial statements due to early-adopting this guidance.

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

In March 2016, the FASB issued new guidance affecting several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company does not expect this guidance to have a significant impact on its financial statements.

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

3.       REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Residential
Data	$344,184	$294,486	$265,718
Video	294,781	332,716	361,668
Voice	42,949	50,148	62,396
Business services	100,311	88,741	76,829
Advertising sales	27,496	31,034	35,362
Other	9,904	10,141	12,839
Total revenues	$819,625	$807,266	$814,812

The amount of franchise fees recorded on a gross basis was $14.2 million, $15.7 million and $16.7 million for 2016, 2015, and 2014, respectively.

4.       ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable consisted of the following:

	As of December 31,
(in thousands)	2016	2015
Accounts receivable, net	$28,924	$30,715
Other receivables (1)	8,149	3,990
Total accounts receivable, net	$37,073	$34,705

___________

(1) Includes $4.5 million of federal and state income tax overpayments.

The change in allowance for doubtful accounts was as follows:

	Allowance for Doubtful Accounts
(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2016	$864	$2,839	$(2,675)	$1,028
2015	$621	$3,294	$(3,051)	$864
2014	$1,207	$3,907	$(4,493)	$621

 Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2016	2015
Accounts payable	$17,079	$30,925
Programming costs	13,787	13,451
Accrued compensation and related benefits	18,084	16,146
Accrued sales and other operating taxes	4,747	5,672
Cash overdrafts	7,980	8,703
Franchise fees	4,196	4,760
Subscriber deposits	5,289	4,491
Other accrued expenses	11,541	11,140
Total accounts payable and accrued liabilities	$82,703	$95,288

5.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2016	2015
Cable distribution systems	$1,048,790	$1,017,250
Customer premise equipment	181,852	259,678
Other equipment and fixtures	359,957	317,696
Buildings and leasehold improvements	88,592	84,503
Capitalized software	83,815	75,027
Construction in progress	64,822	89,742
Land	9,612	9,482
	1,837,440	1,853,378
Less accumulated depreciation	(1,217,819)	(1,212,811)
Total property, plant and equipment, net	$619,621	$640,567

The cable industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. For the years ended December 31, 2016, 2015 and 2014, cash paid for property, plant and equipment was $141.7 million, $156.1 million and $177.4 million, respectively.

Depreciation and amortization expense was $142.2 million, $140.6 million and $134.2 million in 2016, 2015 and 2014, respectively.

The Company's previous headquarters building and adjoining property were held for sale at December 31, 2016. The property’s carrying value of $8.1 million was included in Other assets at December 31, 2016. In January 2017, we sold certain of these assets for $10.5 million. We expect to complete the sale of the remaining assets within the next two years.

 6.      GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at December 31, 2016 and 2015 was $84.9 million and $85.5 million, respectively. Historically, the Company has not recorded any impairment of goodwill. During 2016, we sold the assets of a cable system, which resulted in disposed goodwill of $0.6 million.

Intangible assets consisted of the following (in thousands):

				December 31, 2016
	Useful Life Range (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	4,138	3,794	344

Indefinite-Lived Intangible Assets
Franchise agreements				$497,136

				December 31, 2015
	Useful Life Range (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	4,127	3,678	449

Indefinite-Lived Intangible Assets
Franchise agreements				$496,321

Amortization of intangible assets was less than $0.1 million, $0.1 million and $0.2 million in 2016, 2015 and 2014, respectively. Amortization of intangible assets is estimated to be approximately $0.1 million in each of the next three years through 2019 and less than $0.1 million thereafter.

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

At the option of the Company, the Notes are redeemable, in whole or in part, at any time prior to June 15, 2018 at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. The Company may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018 at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. As of December 31, 2016, borrowings under the Senior Credit Facilities bore interest at a rate of 2.34% per annum. In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of December 31, 2016, the commitment fee accrues at a rate of 0.25% per annum. Outstanding borrowings under the Term Loan Facility were $95.0 million at December 31, 2016. The Company had $197.2 million available for borrowing under the Revolving Credit Facility at December 31, 2016.

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

The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at December 31, 2016 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum.

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

The Company was in compliance with all debt covenants as of December 31, 2016.

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2016	2015
Senior Unsecured Notes	$450,000	$450,000
Senior Credit Facilities	95,000	98,750
Capital lease obligation	284	301
Total debt	545,284	549,051
Less unamortized debt issuance costs	(8,148)	(9,790)
Less current portion long-term debt	(6,250)	(3,750)
Total long-term debt	$530,886	$535,511

The Company recorded $1.6 million and $0.9 million of debt issuance costs for the years ended December 31, 2016 and 2015, respectively. These amounts are reflected in Interest expense in the Consolidated Statements of Operations and Comprehensive Income.

As of December 31, 2016, the future maturities of long-term debt were as follows (in thousands):

Amount
2017	$6,250
2018	8,767
2019	12,517
2020	67,517
2021	17
Thereafter	450,216
Total	$545,284

On February 13, 2017, the Company entered into an amendment to the Credit Agreement to permit, among other things, the incurrence of the $650 million of senior secured loans expected to be used to finance the acquisition of NewWave and the other transactions contemplated by the Merger Agreement (as defined in Note 19).

8.      INCOME TAXES

The provision for income taxes consisted of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2016
U.S. Federal	$55,759	$(1,012)	54,747
State and Local	8,812	609	9,421
	$64,571	$(403)	64,168

Year Ended December 31, 2015
U.S. Federal	$60,201	$(12,163)	$48,038
State and Local	7,468	881	8,349
	$67,669	$(11,282)	$56,387

Year Ended December 31, 2014
U.S. Federal	$73,636	$4,143	$77,779
State and Local	12,788	133	12,921
	$86,424	$4,276	$90,700

The provision for income taxes exceeded the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income before taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
U.S. Federal taxes at statutory rate	$57,087	$50,897	$83,303
State and local taxes, net of U.S. Federal tax	6,124	5,427	8,399
Other, net	957	63	(1,002)
Provision for Income Taxes	$64,168	$56,387	$90,700

Deferred income taxes consisted of the following:

	As of December 31,
(in thousands)	2016	2015
Other benefit obligations	$9,118	$9,396
Equity-based compensation	5,041	1,868
Accounts receivable	391	327
Other	555	839
Deferred Tax Assets	15,105	12,430
Property, plant and equipment	125,134	122,789
Goodwill and other intangible assets	166,268	166,268
Deferred Tax Liabilities	291,402	289,057
Deferred Income Tax Liabilities	$276,297	$276,627

The Company has not established valuation allowances against any U.S. Federal or state deferred tax assets.

Before the spin-off, the Company was included in consolidated U.S. Federal and Arizona corporate income tax returns filed by GHC, and also filed in various other state and local governmental jurisdictions. The U.S. Federal tax return filing is considered the only major tax jurisdiction. The statute of limitations has expired on all GHC consolidated U.S. Federal corporate income tax returns filed through 2012, with the exception of an issue that does not involve the Company. The Internal Revenue Service (“IRS”) is currently examining the 2013 GHC consolidated U.S. Corporation Income Tax Return.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions and has determined that there are no material transactions and no material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. The Company classifies interest and penalties, if applicable, associated with any uncertain tax positions as a component of Interest expense in its Consolidated Statements of Operations and Comprehensive Income.

9.      FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $18.2 million and $18.3 million at December 31, 2016 and 2015, respectively. These liabilities are included in Accounts payable and accrued liabilities and Accrued compensation and related benefits in the Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s long-term debt, including current portion, money market and commercial paper investments as of December 31, 2016 were as follows (in thousands):

	December 31, 2016
	Carrying Amount	Fair Value
Assets:
Money market investments	$47,527	$47,527
Commercial paper	$79,918	$79,898
Long-term debt, including current portion
Notes	$450,000	$463,500
Term Loan	$95,000	$95,000

Money market investments are included in cash and cash equivalents in the Consolidated Balance Sheets. Commercial paper investments with original maturities of 90 days or less are also included in cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the commercial paper (Level 2), or inputs that include quoted market prices for investments similar to the money market investments (Level 1). The fair value of the Notes was estimated based on market prices in active markets (Level 2). The fair value of the Term Loan was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

10.      TREASURY STOCK

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the stock repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including price and business and market conditions. As of December 31, 2016, the Company repurchased 164,933 shares at an aggregate cost of $72.7 million. During 2016, the Company repurchased 126,797 shares at an aggregate cost of $56.4 million.

Restricted Stock Tax Withholding. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the Consolidated Financial Statements. Shares of Company common stock, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted in the year ended December 31, 2016 was $2.2 million for which the Company withheld 3,616 shares of common stock. Treasury shares of 179,676 at December 31, 2016 includes the aforementioned shares withheld for withholding tax.

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

Restricted Stock Awards. The Company has granted restricted shares of Company common stock subject to service-based and performance-based vesting conditions under the 2015 Plan to employees of the Company (the “Restricted Shares”). The Restricted Shares generally cliff-vest on the three-year anniversary of the grant date, except in the case of awards made to individuals (i) whose equity awards issued by GHC were forfeited in connection with the spin-off (the “Replacement Shares”), which Replacement Shares vested on December 12, 2016 (with certain exceptions as provided in the applicable award agreement), or (ii) who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares”), which Staking Shares are scheduled to cliff-vest on January 2, 2018. For Restricted Shares granted in 2015, the performance goals, which have been met, related primarily to year over year growth in Adjusted EBITDA less capital expenditures. For performance-based Restricted Shares granted in 2016, the performance goals relate primarily to year over year growth in Adjusted EBITDA and to capital expenditures as a percentage of total revenues. The Restricted Shares are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

The compensation arrangements for the Company’s non-employee directors under the 2015 Plan provide that each non-employee director is entitled to an annual retainer of $150,000, plus an additional annual retainer of $15,000 for each non-employee director who serves as a committee chair or as lead independent director.  Each such retainer will be provided in the form of RSUs. Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. As of December 31, 2016, 2,206 RSUs were vested and deferred.

The Restricted Shares and RSUs are collectively referred to as “restricted stock” and a summary of the restricted stock is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2014	-	$-
Granted	39,744	$383.18
Unvested as of December 31, 2015	39,744	$383.18
Granted	10,369	$454.75
Forfeited	(1,343)	$389.33
Vested	(10,345)	$383.61
Unvested as of December 31, 2016	38,425	$402.13

Vested and unissued as of December 31, 2016	2,206	$414.62

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. Equity-based compensation expense for restricted stock was $9.4 million and $3.9 million for 2016 and 2015, respectively. At December 31, 2016, there was $8.3 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.1 years.

Stock Appreciation Rights. The Company has granted SARs under the 2015 Plan to certain executives and other employees of the Company. The SARs are scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2014	-	$-	$-	$-	-
Granted	135,600	$422.31	$87.22	$-	-
Outstanding as of December 31, 2015	135,600	$422.31	$87.22	$1.5	9.7
Granted	6,100	$522.50	$106.15	$-	9.5
Forfeited	(5,700)	$422.31	$87.22	$-	-
Outstanding as of December 31, 2016	136,000	$426.80	$88.07	$26.5	8.7

Vested and exercisable as of December 31, 2016	32,475	$422.31	$87.22	$6.5	8.7

The fair value of the SARs was measured based on the Black-Scholes model. The inputs used in the fair value measurement for 2016 were as follows:

	2016	2015
Expected volatility	21.63%	24.00%
Risk-free interest rate	1.39%	1.75%
Expected term (in years)	6.25	6.25
Expected dividend yield	1.16%	1.45%

Compensation expense associated with unvested SARs is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of SARs that will ultimately vest. Equity-based compensation expense for these SARs was $2.9 million and $1.0 million for 2016 and 2015, respectively. At December 31, 2016, there was $8.1 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted average period of 1.7 years.

The Black-Scholes model used to estimate the fair value of our SARs requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the SAR and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•	Fair Value — Our common stock is valued by reference to the publicly-traded price of our common stock.

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

•	Expected Dividend Yield — We expect to pay a dividend in the future and, as such, the weighted average expected dividend yield rate used in the valuation was 1.16%.

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

Compensation Expense. Total equity-based compensation expense recognized was $12.3 million, $9.2 million and $2.0 million for 2016, 2015 and 2014, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. The Company recorded a tax benefit of $3.2 million related to the equity-based awards granted through December 31, 2016. As of December 31, 2016, the total deferred tax asset related to all outstanding equity-based awards was $5.0 million. Prior to the spin-off, a portion of these charges related to costs allocated to the Company for GHC corporate employees not solely dedicated to the Company.

Also, in connection with the spin-off, GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable One employees. The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards. The Company recorded $3.7 million of incremental stock compensation expense, net of forfeitures, related to such awards during the first half of 2015, which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

12.      POSTEMPLOYMENT BENEFIT PLANS, PRE-SPIN

Multiemployer Benefit Plans. Through June 30, 2015, certain of the Company’s employees participated in The Retirement Plan for Graham Holdings Company (the “GHC Retirement Plan”) and GHC’s Supplemental Executive Retirement Plan (collectively with the GHC Retirement Plan, the “GHC Plans”). The total cost of the GHC Plans was actuarially determined and the Company received an allocation of the service cost associated with the GHC Plans based upon actual benefits earned by the Company’s employees. The amount of pension expense allocated to the Company related to these multiemployer plans was $2.1 million and $3.9 million in 2015 and 2014, respectively, and is reflected within Operating and Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2015, the GHC Retirement Plan was fully funded and is not in critical or endangered status as defined by the Pension Protection Act of 2006. The GHC Supplemental Executive Retirement Plan is unfunded.

Multiemployer Savings Plans. Also, through June 30, 2015, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. The defined contribution plans allowed eligible employees to contribute a portion of their salary to the plans, and in some cases, a matching contribution to the funds was provided. The Company recorded expense associated with these GHC-sponsored defined contribution plans of approximately $0.3 million and $0.7 million in 2015 and 2014, respectively.

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

Upon the spin-off, under the SERP, a $5.4 million long-term liability was transferred from GHC to the Company representing the accumulated DB SERP and DC SERP liabilities of $4.1 million and $1.3 million, respectively. As the DB SERP is unfunded, the Company makes contributions to the DB SERP based on actual benefits payments, which were not material for each of 2016 and 2015. Participant contributions into the DC SERP continued through December 31, 2015. No Company contributions were earned by DC SERP participants on or after July 1, 2015.

On June 5, 2015, the Board also adopted the Cable One 401(k) Savings Plan (the “401(k) Plan”). The 401(k) Plan allows for eligible employees to contribute a portion of their salary to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $2.8 million and $1.2 million for 2016 and 2015, respectively.

In addition to the advent of the post-spin postemployment plans described above, the Company has (prior to the spin-off) and may continue to enter into arrangements with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives under the Cable One, Inc. Deferred Compensation Plan. Upon execution of the agreements, the Company transfers the deferred incentive to a long-term liability. Market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense. The Company recorded compensation expense of $0.3 million for 2016 and income of $1.1 million for 2015. The total deferred compensation balance as of December 31, 2016 and 2015 was $18.2 million and $18.3 million, respectively, which is included within Accounts payable and accrued liabilities and Accrued compensation and related benefits on the Consolidated Balance Sheets.

In 1999, the Company’s then CEO was granted a special deferred compensation award in recognition of his efforts in growing the Company. Annual payouts under this arrangement will commence when he separates service with the Company. The base amounts began accruing interest on May 1, 2016 at an annual rate corresponding to the applicable rate for 12-month U.S. treasury bills (set at each anniversary and carried forward), credited and compounded on an annual basis. The award may be payable in installments upon mutual agreement of the Company and the former CEO, not to extend beyond a ten-year period, however, in the event of his death, all amounts due will be payable in a lump sum within 60 days. No amounts were paid to the former CEO in 2016 in respect of this arrangement. As of December 31, 2016, the Company had an accrued liability of $2.0 million for this special deferred compensation, which is included in the $18.2 million deferred compensation balance discussed above.

14.      DEFINED BENEFIT POSTRETIREMENT PLAN

The following table sets forth obligation, asset and funding information for the DB SERP:

	As of December 31,
(in thousands)	2016	2015
Change in Benefit Obligation
Benefit obligation at Beginning of Period (1)	$5,124	$4,115
Interest cost	209	105
Actuarial loss (gain)	(197)	910
Benefits paid	(11)	(6)
Benefit Obligation at End of Year	$5,125	$5,124

 ________

(1) The beginning of period for 2015 was July 1, 2015 when the Company assumed the DB SERP obligation from GHC.

The accumulated benefit obligation for the DB SERP at December 31, 2016 and 2015 was $5.1 million and $5.1 million, respectively. The amounts recognized in the Consolidated Balance Sheets for defined benefit pension plan were as follows:

	As of December 31,
(in thousands)	2016	2015
Current liability	$(336)	$(334)
Noncurrent liability	(4,789)	(4,790)
Recognized Asset (Liability)	$(5,125)	$(5,124)

Key assumptions utilized for determining the benefit obligation included the use of a discount rate of 3.95% and 4.22% for 2016 and 2015, respectively.

The Company recognized $0.2 million and $0.1 million in DB SERP expense for 2016 and 2015, respectively. As the plan is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments. Company contributions were not material for the years ended December 31, 2016 and 2015.

At December 31, 2016, future estimated benefit payments, excluding charges for early retirement programs, were as follows:

(in thousands)			DB SERP
2017			$342
2018			340
2019			337
2020			334
2021			331
2022	–	2026	1,602

During 2017, the Company expects to recognize the following amortization components of net periodic cost for the DB SERP:

(in thousands)	DB SERP
Actuarial loss recognition	$8

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

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$98,939	$89,033	$147,309
Denominator:
Weighted average common shares outstanding - Basic	5,743,568	5,853,283	5,843,313
Effect of dilutive equity awards (1)	27,392	6,806	-
Weighted average common shares outstanding - Diluted	5,770,960	5,860,089	5,843,313

Net income per share:
Basic	$17.23	$15.21	$25.21
Diluted	$17.14	$15.19	$25.21

__________

(1) SARs outstanding that were not included in the diluted net income per share calculation because the effect would have been anti-dilutive were 438; 89,909 and 0 SARs as of December 31, 2016, 2015 and 2014, respectively.

16.      RELATED PARTY TRANSACTIONS

Allocation of expenses. Prior to the spin-off, the Consolidated Financial Statements included allocations of expenses from GHC for certain overhead functions, including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $5.8 million and $12.7 million in 2015 and 2014, respectively, of corporate overhead costs incurred by GHC. These cost allocations are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

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

The components of net transfers to GHC were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net change in current income tax accounts	$(39,083)	$85,071
Allocation of overhead and other expenses from GHC	5,800	12,671
Net advances to GHC	(2,916)	(227,022)
Total net transfers to GHC	$(36,199)	$(129,280)

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

The Company’s rent expense, which primarily includes facility rental expense, was $8.1 million, $8.4 million and $1.8 million in 2016, 2015 and 2014, respectively. The Company has lease obligations under various operating leases including minimum lease obligations for real estate.

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2016 under various contractual obligations (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Years ending December 31,	Programming purchase commitments (1)	Operating leases	Total debt, including capital lease	Other purchase obligations (2)	Total
2017	$171,995	$1,038	$6,250	$24,162	$203,445
2018	150,830	728	8,767	15,731	176,056
2019	124,507	564	12,517	8,988	146,576
2020	83,621	452	67,517	3,990	155,580
2021	19,244	360	17	2,507	22,128
Thereafter	-	741	450,216	4,060	455,017
Total	$550,197	$3,883	$545,284	$59,438	$1,158,802

 ___________

(1)	Includes commitments to purchase programming to be produced in future years.
(2)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheets as accounts payable and accrued liabilities.

Programming and content purchases represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on subscriber numbers and tier placement as of December 31, 2016 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements.

The following items are not included as contractual obligations due to various factors discussed below. However, the Company incurs these costs as part of its operations:

•

The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole attachments was approximately $5.7 million, $5.7 million and $5.5 million in 2016, 2015 and 2014, respectively.

•

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Consolidated Statements of Operations and Comprehensive Income were $14.2 million, $15.7 million and $16.7 million in 2016, 2015 and 2014, respectively.

•

The Company has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2016 and 2015 totaled $5.1 million and $4.6 million, respectively. Payments under these arrangements are required only in the event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid in the foreseeable future.

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

Regulation in the Cable Industry. The operation of a cable system is extensively regulated by the Federal Communications Commission (the “FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the voice market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas. Future legislative and regulatory changes could adversely affect the Company’s operations.

GHC Agreements. On June 16, 2015, Cable One entered into several agreements with GHC that set forth the principal actions taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement.

 18.      SUMMARY OF QUARTERLY OPERATING RESULTS

Statement of Operations Information	For Each of the Four Quarters in the Year Ended December 31, 2016 (Unaudited)
(in thousands, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$202,805	$204,557	$205,536	$206,727
Operating costs and expenses	155,422	154,000	161,716	160,280
Income from operations	47,383	50,557	43,820	46,447
Net income	27,044	26,633	20,874	24,388

Net income per common share:
Basic	$4.67	$4.64	$3.65	$4.27
Diluted	$4.65	$4.62	$3.63	$4.23

Weighted average common share outstanding:
Basic	5,796,252	5,743,465	5,720,257	5,714,862
Diluted	5,810,639	5,766,312	5,755,161	5,760,834

Statement of Operations Information	For Each of the Four Quarters in the Year Ended December 31, 2015 (Unaudited)
(in thousands, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$202,909	$202,698	$198,215	$203,444
Operating costs and expenses	166,976	166,909	159,219	152,420
Income from operations	35,933	35,789	38,996	51,024
Net income	22,109	21,434	19,412	26,078

Net income per common share:
Basic	$3.78	$3.67	$3.31	$4.45
Diluted	$3.78	$3.67	$3.30	$4.44

Weighted average common share outstanding:
Basic	5,843,313	5,843,313	5,871,928	5,854,253
Diluted	5,843,313	5,843,313	5,875,588	5,864,083

19.      SUBSEQUENT EVENTS

Acquisition of NewWave

On January 18, 2017, the Company announced that the Company and Frequency Merger Sub, LLC, its wholly owned subsidiary, entered into an Agreement and Plan of Merger, dated as of January 17, 2017 (the “Merger Agreement”), with RBI Holding LLC (“NewWave”), RBI Blocker Corp., RBI Blocker Holdings LLC and GTCR-RBI, LLC, as equityholder representative, pursuant to which the Company has agreed to acquire all of the outstanding equity interests in NewWave. NewWave is owned by funds affiliated with GTCR LLC, a leading private equity firm based in Chicago. Under the terms of the Merger Agreement, the Company will pay a purchase price of $735 million in cash, subject to customary post-closing adjustments. The closing of the transaction is subject to the receipt of certain regulatory approvals and other customary closing conditions. The Company currently anticipates that the transaction will be completed in the second quarter of 2017.

The Company expects to finance the transaction with $650 million of senior secured loans and cash on hand. In connection with the entry into the Merger Agreement, the Company entered into a commitment letter on January 17, 2017, as amended and restated on February 13, 2017, with JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, RBC Capital Markets, Royal Bank of Canada, Toronto Dominion Bank, New York Branch, TD Securities (USA) LLC, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association (the “Lenders”). Pursuant to the amended and restated commitment letter, and subject to the terms and conditions set forth therein, the Lenders have committed to provide the Company with $300 million of incremental five-year term “A” loans and $350 million of incremental seven-year term “B” loans to finance the transaction.

On February 13, 2017, the Company entered into an amendment to the Credit Agreement to permit, among other things, the incurrence of the $650 million of senior secured loans expected to be used to finance the acquisition of NewWave and the other transactions contemplated by the Merger Agreement.

Change in Accounting Estimate

In the first quarter of 2017, the Company changed its accounting estimate related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities.  As a result of this change in estimate, the Company expects the amount of capitalized labor costs to increase as compared to prior periods, resulting in lower expenses and higher capital expenditures beginning in 2017.