Form 10-Q
period 2017-03-31
Cable One, Inc.
filed 2017-05-05
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-36863

Cable One, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3060083
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 E. Earll Drive, Phoenix, Arizona	85012
(Address of Principal Executive Offices)	(Zip Code)

(602) 364-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of May 1, 2017
Common Stock, par value $0.01	5,724,293

CABLE ONE, INC.

FORM 10-Q

i

 PART I:  FINANCIAL INFORMATION

Item 1.     Financial Statements

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$173,467	$138,040
Accounts receivable, net	31,039	37,073
Prepaid assets	14,160	10,824
Total Current Assets	218,666	185,937
Property, plant and equipment, net	616,739	619,621
Intangibles, net	497,460	497,480
Goodwill	84,928	84,928
Other assets	5,701	9,305
Total Assets	$1,423,494	$1,397,271

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$68,298	$82,703
Deferred revenue	22,614	22,190
Income taxes payable	14,758	-
Long-term debt - current portion	6,875	6,250
Total Current Liabilities	112,545	111,143
Long-term debt	529,407	530,886
Deferred income taxes	276,770	276,297
Accrued compensation and other liabilities	23,926	24,434
Total Liabilities	942,648	942,760

Commitments and contingencies (see Note 11)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,723,775 and 5,708,223 shares outstanding as of March 31, 2017 and December 31, 2016, respectively)	59	59
Additional paid-in capital	20,096	17,669
Retained earnings	536,412	511,776
Accumulated other comprehensive loss	(444)	(446)
Treasury stock, at cost (164,124 and 179,676 shares held as of March 31, 2017 and December 31, 2016, respectively)	(75,277)	(74,547)
Total Stockholders' Equity	480,846	454,511
Total Liabilities and Stockholders' Equity	$1,423,494	$1,397,271

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share and share data)	2017	2016

Revenues	$207,427	$202,805
Costs and expenses
Operating (excluding depreciation and amortization)	69,083	76,428
Selling, general and administrative	45,733	43,893
Depreciation and amortization	38,404	34,693
(Gain) loss on disposal of assets	(6,146)	408
Total operating costs and expenses	147,074	155,422
Income from operations	60,353	47,383
Interest expense	(7,606)	(7,555)
Other income (expense), net	287	510
Income before income taxes	53,034	40,338
Provision for income taxes	19,819	13,294
Net income	$33,215	$27,044

Other comprehensive gain (loss), net of tax	2	(27)
Comprehensive income	$33,217	$27,017

Net income per common share:
Basic	$5.86	$4.67
Diluted	$5.80	$4.65
Weighted average common shares outstanding:
Basic	5,671,838	5,796,252
Diluted	5,730,901	5,810,639

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity

Balance at December 31, 2016	5,708,223	$59	$17,669	$511,776	$(74,547)	$(446)	$454,511
Net income	-	-	-	33,215	-	-	33,215
Changes in pension, net of tax	-	-	-	-	-	2	2
Equity-based compensation	-	-	2,427	-	-	-	2,427
Issuance of restricted stock awards, net of forfeitures	16,769	-	-	-	-	-	-
Repurchase of common stock	(700)	-	-	-	(399)	-	(399)
Withholding tax for restricted stock awards	(517)				(331)		(331)
Dividends paid to stockholders	-	-	-	(8,579)	-	-	(8,579)
Balance at March 31, 2017	5,723,775	$59	$20,096	$536,412	$(75,277)	$(444)	$480,846

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income	$33,215	$27,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,404	34,693
Amortization of deferred financing costs	400	404
Equity-based compensation	2,427	3,046
Deferred income taxes	472	(2,670)
(Gain) loss on disposal of assets	(6,146)	408
Changes in operating assets and liabilities:
Accounts receivable, net	6,034	4,967
Prepaid assets	(3,336)	(4,948)
Accounts payable and accrued liabilities	(7,977)	2,473
Deferred revenue	424	29
Income taxes payable	14,758	11,765
Other assets and other liabilities, net	(415)	328
Net cash provided by operating activities	78,260	77,539

Cash flows from investing activities:
Capital expenditures	(35,917)	(27,395)
Change in accrued expenses related to capital expenditures	(1,143)	(19,365)
Proceeds from sales of property, plant and equipment	10,075	195
Net cash used in investing activities	(26,985)	(46,565)

Cash flows from financing activities:
Payments on long-term debt	(1,254)	(628)
Repurchase of common stock	(399)	(34,591)
Payment of withholding tax for restricted shares	(331)	-
Dividends paid to stockholders	(8,579)	(8,694)
Cash overdraft	(5,285)	(43)
Net cash used in financing activities	(15,848)	(43,956)

Change in cash and cash equivalents	35,427	(12,982)
Cash and cash equivalents, beginning of period	138,040	119,199
Cash and cash equivalents, end of period	$173,467	$106,217

Supplemental cash flow disclosures:
Cash paid for interest	$743	$646
Cash paid for income taxes	$42	$3,624

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc. (“Cable One”) owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 19 Western, Midwestern and Southern states of the United States of America as of March 31, 2017. Prior to July 1, 2015, Cable One operated as a wholly owned subsidiary of Graham Holdings Company (“GHC”). As of March 31, 2017, Cable One provided service to 523,327 data customers, 307,187 video customers and 113,368 voice customers. On May 1, 2017, Cable One completed the acquisition of all of the outstanding equity interests of RBI Holding LLC (“NewWave”) and NewWave became a wholly owned subsidiary of Cable One. Cable One paid a purchase price of $735 million in cash, on a debt-free, cash-free basis and subject to customary post-closing adjustments. See Note 12 for details on this transaction.

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc. and its wholly owned subsidiary, Cable One VoIP LLC (the “Subsidiary”).

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rule, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company’s interim results of operations may not be indicative of its future results.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Principles of Consolidation. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and the Subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting. Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an enterprise’s reportable segments. The Company’s operations are organized and managed on the basis of cable systems within its geographic regions. Each cable system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each cable system deploys similar technology to deliver the Company’s products and services, operates within a similar regulatory environment, has similar economic characteristics and is managed by the Company’s chief operating decision maker as part of an aggregate of all cable systems. Management evaluated the criteria for aggregation under ASC 280 and believes that the Company meets each of the respective criteria set forth therein. Accordingly, management has identified one reportable segment.

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Change in Accounting Estimate. In the first quarter of 2017, the Company changed its accounting estimate related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities. Historically, the Company did not have adequate information to identify and calculate all of the capitalizable labor and related costs, and therefore these costs were expensed as incurred. As a result of this change in estimate, capitalized labor costs increased $5.9 million in the first quarter of 2017 compared to the first quarter of 2016.

Change in Accounting Estimate. As a result of new systems and processes implemented in the first quarter of 2017, the Company changed its accounting estimate related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities. Capitalized labor costs increased $5.9 million in the first quarter of 2017 compared to the first quarter of 2016.

Recently Adopted and Issued Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the current goodwill impairment test under ASC 350 and replaces it with a simplified model. Under the simplified model, a goodwill impairment will be calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the two-step test. The ASU is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company is evaluating the impact of adopting this guidance on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of adopting this guidance on its financial statements relating to the acquisition of NewWave on May 1, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified on the statement of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for the first quarter of 2018 with early adoption permitted. The Company is evaluating the impact of adopting ASU 2016-15 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 was effective for the first quarter of 2017. The ASU is expected to result in increased volatility to the Company’s income tax expense.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however, expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands the required disclosures to include the disaggregation of revenue from contracts with customers into categories that depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard is effective for the Company in the first quarter of 2018. The two permitted transition methods under the standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has engaged third party revenue consultants to assist with the implementation of this guidance and continues evaluating the impact of adopting the guidance on its financial statements.

2.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Residential
Data	$90,201	$83,439
Video	72,454	74,853
Voice	9,867	11,314
Business services	26,961	23,827
Advertising sales	5,622	7,003
Other	2,322	2,369
Total revenues	$207,427	$202,805

The amount of franchise fees recorded on a gross basis and included in residential video revenues above was $3.5 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Cable distribution systems	$1,069,545	$1,048,790
Customer premise equipment	179,893	181,852
Other equipment and fixtures	371,429	359,957
Buildings and leasehold improvements	89,021	88,592
Capitalized software	87,591	83,815
Construction in progress	60,592	64,822
Land	9,612	9,612
Total property, plant and equipment	1,867,683	1,837,440
Less accumulated depreciation	(1,250,944)	(1,217,819)
Property, plant and equipment, net	$616,739	$619,621

Depreciation and amortization expense was $38.4 million and $34.7 million for the three months ended March 31, 2017 and 2016, respectively.

The Company's previous headquarters building and adjoining property were held for sale at December 31, 2016. In January 2017, the Company sold a portion of this property for $10.1 million in gross proceeds and recognized a related gain of $6.6 million. The remaining property’s carrying value of $4.6 million was included in Other assets in the Condensed Consolidated Balance Sheets as assets held for sale at March 31, 2017.

4.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2017 and December 31, 2016 was $84.9 million. The Company historically has not recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				March 31, 2017
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,141	$3,817	$324
Indefinite-Lived Intangible Assets (Excluding Goodwill)
Franchise agreements				$497,136

				December 31, 2016
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,794	$344
Indefinite-Lived Intangible Assets (Excluding Goodwill)
Franchise agreements				$497,136

5.	LONG-TERM DEBT

Long-term debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior Unsecured Notes	$450,000	$450,000
Senior Credit Facilities	93,750	95,000
Capital lease obligation	280	284
Total debt	544,030	545,284
Less unamortized debt issuance costs	(7,748)	(8,148)
Less current portion of long-term debt	(6,875)	(6,250)
Total Long-term debt	$529,407	$530,886

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

The Notes were issued pursuant to an indenture (the “Indenture”) dated as of June 17, 2015. The Indenture provides for early redemption of the Notes, at the option of the Company, at the prices and subject to the terms specified in the Indenture. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, asset sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of the Company’s assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods).

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

Borrowings under the Senior Credit Facilities bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of March 31, 2017, borrowings under the Senior Credit Facilities bore interest at a rate of 2.50% per annum and commitment fees accrue at a rate of 0.25% per annum. Outstanding borrowings under the Term Loan Facility were $93.8 million and the Company had $197.2 million available for borrowing under the Revolving Credit Facility at March 31, 2017.

The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at March 31, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum.

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

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Credit Agreement also requires the Company to maintain specified ratios of total net leverage and first lien net leverage to consolidated operating cash flow. The Credit Agreement also contains customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of other material debt of the Company and of its restricted subsidiaries, bankruptcy or insolvency, the entry against the Company or any of its restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

The Company was in compliance with all debt covenants as of March 31, 2017.

As of March 31, 2017, the future maturities of long-term debt were as follows (in thousands):

Years Ending December 31:	Amount
2017	$5,013
2018	8,767
2019	12,517
2020	67,517
2021	17
Thereafter	450,199
Total	$544,030

On February 13, 2017, the Company entered into an amendment to the Credit Agreement to permit, among other things, the incurrence of the $650 million of senior secured loans expected to be used to finance the acquisition of NewWave. On May 1, 2017, the Company entered into a Restatement Agreement (the “Restatement Agreement”) pursuant to which the Company amended and restated the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”). See Note 12 for details on this transaction.

6.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $17.6 million and $18.2 million at March 31, 2017 and December 31, 2016, respectively. These liabilities are included in Accounts payable and accrued liabilities and Accrued compensation and other liabilities in the Condensed Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s long-term debt, including current portion, money market and commercial paper investments as of March 31, 2017, were as follows (in thousands):

	March 31, 2017
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$72,334	$72,334
Commercial paper	$91,297	$91,512
Long-term debt, including current portion:
Notes	$450,000	$469,125
Term Loan	$93,750	$93,750

Money market investments are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets. Commercial paper investments with original maturities of 90 days or less are also included in Cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the money market investments (Level 1) or inputs that include quoted market prices for investments similar to the commercial paper (Level 2). The fair value of the Notes was estimated based on market prices in active markets (Level 2). The fair value of the Term Loan was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

7.	TREASURY STOCK

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including share price and business and market conditions. Through March 31, 2017, the Company had repurchased 165,633 shares at an aggregate cost of $73.1 million. During the three months ended March 31, 2017, the Company repurchased 700 shares at an aggregate cost of $0.4 million.

Restricted Stock Tax Withholding. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the Condensed Consolidated Financial Statements. Shares of common stock with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon the vesting of restricted stock to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted during the three months ended March 31, 2017 was $0.3 million for which the Company withheld 517 shares of common stock. Treasury shares of 164,124 held at March 31, 2017 includes the aforementioned shares withheld for withholding tax.

8.	EQUITY-BASED COMPENSATION

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

The 2015 Plan provides that, subject to certain adjustments for certain corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is equal to 600,000, and no more than 400,000 shares may be issued pursuant to incentive stock options. At March 31, 2017, 329,962 shares were available for issuance under the 2015 Plan.

Restricted Stock Awards. The Company has granted restricted shares of Company common stock subject to service-based and performance-based vesting conditions under the 2015 Plan to employees of the Company. Restricted share awards generally cliff-vest on the three-year anniversary of the grant date or in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), except in the case of awards made to individuals (i) whose equity awards issued by GHC were forfeited in connection with the Company’s spin-off (the “spin-off”) from GHC (the “Replacement Shares”), which Replacement Shares vested on December 12, 2016 (with certain exceptions as provided in the applicable award agreement), or (ii) who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares”), which Staking Shares are scheduled to cliff-vest on January 2, 2018. Performance-based restricted shares are or were subject to performance metrics related primarily to year-over-year or three-year cumulative growth in Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) less capital expenditures or year-over-year growth in Adjusted EBITDA and capital expenditures as a percentage of total revenues. Restricted shares are subject to the terms and conditions of the 2015 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.

The compensation arrangements for the Company’s non-employee directors under the 2015 Plan as of March 31, 2017 provided that each non-employee director is entitled to an annual retainer of $150,000, plus an additional annual retainer of $15,000 for each non-employee director who serves as a committee chair or as lead independent director.  Each such retainer will be provided in the form of RSUs. Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the first anniversary of the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. As of March 31, 2017, 2,210 RSUs, including Dividend Equivalent Units (“DEUs”), were vested and deferred.

Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activities for the three months ended March 31, 2017 is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Unvested as of December 31, 2016	38,425	$402.13
Granted	13,978	$619.67
Shares granted due to performance achievement	5,006	$433.66
Forfeited	(1,904)	$432.95
Vested	(284)	$380.50
Unvested as of March 31, 2017	55,221	$459.16

Vested and unissued as of March 31, 2017	2,210	$415.10

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately vest. Equity-based compensation expense for restricted stock was $1.7 million for the three months ended March 31, 2017.  At March 31, 2017, there was $11.0 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2016	136,000	$426.80	$88.07	$26,510	8.7
Granted	20,000	$619.66	$138.01		9.8
Exercised	(5,625)	$422.31	$87.22
Forfeited	(5,200)	$422.31	$87.22
Outstanding as of March 31, 2017	145,175	$453.71	$95.01	$24,790	8.6

Vested and exercisable as of March 31, 2017	25,550	$422.31	$87.22	$5,165	8.4

The fair value of the SARs was measured based on the Black-Scholes model. The inputs used in the model for the three months ended March 31, 2017 were as follows:

2017
Expected volatility	20.93%
Risk-free interest rate	2.15%
Expected term (in years)	6.25
Expected dividend yield	0.96%

Compensation expense associated with unvested SARs is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of SARs that will ultimately vest. Equity-based compensation expense for the SARs was $0.7 million for the three months ended March 31, 2017. At March 31, 2017, there was $9.7 million of unrecognized compensation expense related to the SARs, which is expected to be recognized over a weighted average period of 1.3 years.

Compensation Expense. Total equity-based compensation expense recognized was $2.4 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively and was included in Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company has recorded an income tax benefit of $3.5 million related to the equity-based awards granted through March 31, 2017. The deferred tax asset related to all outstanding equity-based awards was $5.7 million as of March 31, 2017.

9.	INCOME TAXES

The Company’s effective tax rate was 37.4% and 33.0% for the three months ended March 31, 2017 and 2016, respectively. The increase in the effective tax rate primarily reflects $2.2 million of income tax benefits from certain spin-off and state tax items recognized in the prior year quarter which did not recur.

10.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share further includes any common shares available to be issued upon vesting or exercise of outstanding equity awards if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$33,215	$27,044
Denominator:
Weighted average common shares outstanding - Basic	5,671,838	5,796,252
Effect of dilutive equity awards (1)	59,063	14,387
Weighted average common shares outstanding - Diluted	5,730,901	5,810,639

Net income per share:
Basic	$5.86	$4.67
Diluted	$5.80	$4.65

(1)

SARs outstanding that were not included in the diluted net income per share calculation because the effect would have been anti-dilutive were 443 and 1,038 for the three months ended March 31, 2017 and 2016, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and is a defendant in various civil lawsuits that have arisen in the ordinary course of its business. Such matters include: contract disputes; actions alleging negligence; invasion of privacy; trademark, copyright and patent infringement; violations of applicable wage and hour laws; statutory or common law claims involving current and former employees; and other matters. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal proceedings is not reasonably possible or that future material losses in excess of the amounts accrued are not reasonably possible.

Regulation in the Cable Industry. The operation of a cable system is extensively regulated by the Federal Communications Commission (the “FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the voice services market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas. Future legislative and regulatory changes could adversely affect the Company’s operations.

GHC Agreements. On June 16, 2015, Cable One entered into several agreements with GHC that set forth the principal actions taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The aggregate costs and reimbursements paid to GHC totaled $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

12.	SUBSEQUENT EVENT

On January 18, 2017, the Company announced that the Company entered into an Agreement and Plan of Merger, dated as of January 17, 2017 (the “Merger Agreement”), to acquire NewWave from funds affiliated with GTCR LLC, a private equity firm based in Chicago. NewWave was a cable operator providing data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. On May 1, 2017, the Company completed the transaction and NewWave became a wholly owned subsidiary of the Company. The Company paid a purchase price of $735 million in cash, on a debt-free, cash-free basis and subject to customary post-closing adjustments.

On May 1, 2017, the Company entered into the Restatement Agreement, pursuant to which the Company amended and restated the Credit Agreement and incurred $750 million of senior secured loans (the “Incremental Loans”) which were used to (i) finance the transactions contemplated by the Merger Agreement, (ii) repay in full the Company’s existing term “A” loans and (iii) pay fees and expenses.

The Incremental Loans consist of (a) a five-year incremental term “A” loan in an aggregate principal amount of $250 million (the “Incremental TLA”) and (b) a seven-year incremental term “B” loan in an aggregate principal amount of $500 million (the “Incremental TLB”), which are guaranteed by the Company’s wholly owned subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the guarantors.

The interest margins applicable to the Incremental Loans under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either a LIBOR or a base rate, plus an applicable margin equal to, (x) with respect to the Incremental TLA, 2.25% to 1.50% for LIBOR loans and 1.25% to 0.50% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio and (y) with respect to the Incremental TLB, 2.25% for LIBOR loans and 1.25% for base rate loans. The Incremental TLA amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the balance due upon maturity of the Incremental TLA. The Incremental TLB amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the balance due upon maturity of the Incremental TLB. The Incremental TLB is subject to a 1% prepayment penalty if prepaid within six-months of funding, benefits from certain “most favored nation” pricing protections and does not benefit from the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the Incremental Loans are subject to terms substantially similar to those under the Credit Agreement.

The Company is currently in the process of finalizing the accounting for the acquisition of NewWave and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the second quarter of 2017.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. Our results of operations for the three months ended March 31, 2017 may not be indicative of our future results.

Overview

Our Business

We are a fully integrated provider of data, video and voice services in 19 Western, Midwestern and Southern states as of March 31, 2017. We provide these broadband services to residential and business customers in more than 400 cities and towns. The markets we serve are primarily non-metropolitan, secondary markets, with 76% of our customers located in five states: Arizona, Idaho, Mississippi, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the seventh-largest cable system operator in the United States based on customers and revenues in 2016, providing service to 660,968 residential and business customers out of approximately 1.7 million homes passed as of March 31, 2017. Of these customers, 523,327 subscribed to data services, 307,187 subscribed to video services and 113,368 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first three months of 2017, they are residential data (43.5%) residential video (34.9%), business services (data, voice and video – 13.0%), residential voice (4.8%) and advertising sales (2.7%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs.

On May 1, 2017, we completed the acquisition of all of the outstanding equity interests of NewWave and NewWave became a wholly owned subsidiary of ours. We paid a purchase price of $735 million in cash, on a debt-free, cash-free basis and subject to customary post-closing adjustments. See Note 12 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details on this transaction.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). Accordingly, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering. Since 2012, we have adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to competition from other content providers and increasing programming costs and retransmission fees, and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, landline voice service. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected lifetime value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins (see “Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure).

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

•

Residential video. Residential video service is a competitive and highly penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect residential video revenues to decline in the future.

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

Our goals are to continue to grow residential data and business services and to maintain profit margins to deliver strong Adjusted EBITDA. To achieve these goals, we intend to continue our industrial engineering-driven cost management, remain focused on customers with high LTV and follow through with further planned investments in broadband plant upgrades and new data services offerings for residential and business customers.

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the FCC used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”). According to the Order, the FCC will forbear from systematic rate regulation of internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, the Order also imposes on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed. In June 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the Order in its entirety. In April 2017, the FCC announced plans to circulate a Notice of Proposed Rulemaking to revise the rules previously adopted in the Order, which is scheduled to be voted on by the FCC in May 2017. On May 1, 2017, the U.S. Court of Appeals for the D.C. Circuit denied a petition for an en banc rehearing of the June 2016 decision upholding the Order. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC or the courts may affect our operations or impose costs on our business.

Results of Operations

Customer Counts and PSUs by Primary Products

As of March 31, 2017, our total PSUs decreased 39,028 year-over-year, with increases in residential data PSUs of 10,362 and business PSUs of 6,016 offset by decreases in residential video and voice PSUs of 42,798 and 12,608, respectively. Our total customer relationships decreased 4,606, or less than 1%, year-over-year. The changes in residential video and voice PSUs were due to our shift in strategy to focus on growing residential data and business services as discussed above.

The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	March 31,		Annual Net Gain/(Loss)
	2017	2016	Change	% Change
Residential data PSUs	477,439	467,077	10,362	2.2
Residential video PSUs (1)	293,726	336,524	(42,798)	(12.7)
Residential voice PSUs	94,741	107,349	(12,608)	(11.7)
Total residential PSUs	865,906	910,950	(45,044)	(4.9)
Business data PSUs (2)	45,888	41,347	4,541	11.0
Business video PSUs	13,461	14,052	(591)	(4.2)
Business voice PSUs (3)	18,627	16,561	2,066	12.5
Total business PSUs	77,976	71,960	6,016	8.4
Total PSUs	943,882	982,910	(39,028)	(4.0)

Total residential customer relationships	608,515	617,225	(8,710)	(1.4)
Total business customer relationships	52,453	48,349	4,104	8.5
Total customer relationships	660,968	665,574	(4,606)	(0.7)

(1)

Residential video PSUs include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video PSUs.

(2)	Business data PSUs include commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically via fiber connections.
(3)	Business voice customers who have multiple voice lines are only counted once in the PSU total.

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages to single and double-play packages. This is because some residential video customers have defected to DBS and OTT offerings in lieu of video and more households have discontinued landline voice service. In addition, we have focused on selling data-only packages to new customers rather than on cross-selling video to these customers.

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Revenues

Revenues increased $4.6 million, or 2.3%, due primarily to increases in residential data and business services revenues of $6.8 million and $3.1 million, respectively, partially offset by decreases in residential video and residential voice revenues of $2.4 million and $1.4 million, respectively. The declines in residential video and residential voice revenues were primarily attributable to residential video customer losses of 12.7% and residential voice customer losses of 11.7%.

Revenues by service offering were as follows for the three months ended March 31, 2017 and 2016, together with the percentages of revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2017		2016		2017 vs. 2016
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$90,201	43.5	$83,439	41.1	$6,762	8.1
Residential video	72,454	34.9	74,853	36.9	(2,399)	(3.2)
Residential voice	9,867	4.8	11,314	5.6	(1,447)	(12.8)
Business services	26,961	13.0	23,827	11.7	3,134	13.2
Advertising sales	5,622	2.7	7,003	3.5	(1,381)	(19.7)
Other	2,322	1.1	2,369	1.2	(47)	(2.0)
Total revenues	$207,427	100.0	$202,805	100.0	$4,622	2.3

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$63.53	$59.94	$3.59	6.0
Residential video (1)	80.47	72.70	7.77	10.7
Residential voice (1)	34.18	34.54	(0.36)	(1.0)
Business services (2)	172.87	165.93	6.94	4.2

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average number of business customer relationships at the beginning and end of each period.

Residential data service revenues increased $6.8 million, or 8.1%, due primarily to an increase in residential data customers of 2.2% year-over-year, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues decreased $2.4 million, or 3.2%, due primarily to residential video customer losses of 12.7%, partially offset by a rate adjustment in the first quarter of 2017 and a broadcast television surcharge imposed beginning in the second quarter of 2016.

Residential voice service revenues decreased $1.4 million, or 12.8%, due primarily to a decline in residential voice customers of 11.7% year-over-year as more residential customers have discontinued landline voice service.

Business services revenues increased $3.1 million, or 13.2%, due primarily to growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2017. Total business customer relationships increased 8.5% year-over-year. Overall, business services comprised 13.0% of our total revenues for the first quarter of 2017 compared to 11.7% of our total revenues for the first quarter of 2016.

Advertising sales revenues decreased $1.4 million, or 19.7%, due primarily to the negative impact of decreased video customers on the number of viewers available to be reached by advertising spots.

Other revenues of $2.3 million in the first quarter of 2017 were flat compared to the first quarter of 2016.

 Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $69.1 million in the first quarter of 2017 and decreased $7.3 million, or 9.6%. Operating expenses as a percentage of revenues were 33.3% for the first quarter of 2017 compared to 37.7% for the first quarter of 2016. Overall, programming costs decreased $1.2 million and non-programming operating expenses decreased $6.1 million. The lower programming costs were attributable to a 12.7% reduction in residential video customers from the prior year quarter, partially offset by price increases from various programmers in the first quarter of 2017. The decrease in non-programming operating expenses was primarily attributable to a $4.7 million decrease in labor costs in the first quarter of 2017 associated with our aforementioned change in accounting estimate for capitalized labor costs, lower backbone and internet connectivity fees of $0.8 million and lower repair and maintenance costs of $0.5 million. Operating expenses would have been $73.8 million in the first quarter of 2017, a decrease of $2.7 million, or 3.5%, excluding the favorable impact of the $4.7 million of higher capitalized labor costs. Operating expenses as a percentage of revenues, excluding such favorable impact, would have been 35.6% in the first quarter of 2017 compared to 37.7% in the first quarter of 2016.

Selling, general and administrative expenses increased $1.8 million, or 4.2%, to $45.7 million. Selling, general and administrative expenses as a percentage of revenues were 22.0% and 21.6% for first quarter of 2017 and 2016, respectively. Increased acquisition-related costs of $1.4 million, compensation expenses of $1.2 million, promotional and advertising expenses of $0.8 million and repair and maintenance expenses of $0.4 million more than offset a reduction in labor costs of $1.2 million due to the change in accounting estimate for capitalized labor costs and decreased group insurance expenses of $0.9 million. Selling, general and administrative expenses would have increased $3.1 million, or 7.0%, year-over-year, excluding the favorable impact of the $1.2 million of higher capitalized labor costs. Selling, general and administrative expenses as a percentage of revenues, excluding such favorable impact, would have been 22.6% in the first quarter of 2017 compared to 21.6% in the first quarter of 2016.

Depreciation and amortization increased $3.7 million, or 10.7%, due primarily to new assets placed in service since the first quarter of 2016, partially offset by assets that became fully depreciated during that period. As a percentage of revenues, depreciation expense was 18.5% for the first quarter of 2017 compared to 17.1% for the first quarter of 2016.

We recognized a net gain on disposal of assets of $6.1 million in the first quarter of 2017, primarily related to the sale of a non-operating property. We sold a portion of a property that included our previous headquarters building. In the first quarter of 2016, we recognized a net loss of $0.4 million on disposals of assets.

Interest Expense

Interest expense was $7.6 million in the first quarter of both 2017 and 2016.

Other Income (Expense)

Other income (expense) of $0.3 million in the first quarter of 2017 was primarily attributable to interest income. Other income (expense) of $0.5 million in the first quarter of 2016 consisted of interest income and certain state income tax credits.

Provision for Income Taxes

Provision for income taxes increased $6.5 million, or 49.1%, primarily due to an increase in income before taxes of $12.7 million. Our effective tax rate was 37.4% and 33.0% for the three months ended March 31, 2017 and 2016, respectively. The increase in the effective tax rate primarily reflects $2.2 million of income tax benefits from certain spin-off and state tax items recognized in the prior year quarter which did not recur.

Net Income

As a result of the factors described above, our net income was $33.2 million for the first quarter of 2017 compared to $27.0 million for the first quarter of 2016. Net income excluding the impact of incremental capitalized labor costs resulting from our change in estimate would have been $29.5 million in the first quarter of 2017.

 Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, and not as a substitute for, net income reported in accordance with GAAP. This term, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on disposal of assets and other (income) expense, net. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial metrics.

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

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Net income (1)	$33,215	$27,044	$6,171	22.8

Plus: Interest expense	7,606	7,555	51	0.7
Provision for income taxes	19,819	13,294	6,525	49.1
Depreciation and amortization	38,404	34,693	3,711	10.7
Equity-based compensation expense	2,427	3,046	(619)	(20.3)
Severance expense	1,254	-	1,254	NM
(Gain) loss on deferred compensation	90	(220)	310	NM
Acquisition-related costs	1,482	98	1,384	NM
(Gain) loss on disposal of assets	(6,146)	408	(6,554)	NM
Other (income) expense, net	(287)	(510)	223	(43.7)

Adjusted EBITDA(1)	$97,864	$85,408	$12,456	14.6

_______________

NM = Not meaningful.
(1)	Net income and Adjusted EBITDA results include the favorable impact of a reduction in expense of $5.9 million due to a change in accounting estimate related to capitalized labor costs in the first quarter of 2017. Excluding the impact of this change in estimate, net income growth would have been 9.1% year-over-year and Adjusted EBITDA growth would have been 7.7% year-over-year.

We believe Adjusted EBITDA is useful to investors in evaluating the operating performance of our Company. Adjusted EBITDA and similar measures with similar titles are commonly used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similar measures reported by other companies.

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, payments of quarterly dividends, share repurchases and for the acquisition of NewWave. We believe that existing cash balances, our Senior Credit Facilities, as amended, and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations and share repurchases and make planned capital expenditures and quarterly dividend payments depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net cash provided by operating activities	$78,260	$77,539	$721	0.9
Net cash used in investing activities	(26,985)	(46,565)	19,580	(42.0)
Net cash used in financing activities	(15,848)	(43,956)	28,108	(63.9)
Change in cash and cash equivalents	35,427	(12,982)	48,409	NM
Cash and cash equivalents, beginning of period	138,040	119,199	18,841	15.8
Cash and cash equivalents, end of period	$173,467	$106,217	$67,250	63.3

 __________

NM	= Not meaningful.

During the three months ended March 31, 2017, our cash and cash equivalents increased $35.4 million. At March 31, 2017, we had $173.5 million of cash on hand compared to $138.0 million at December 31, 2016. Our working capital was $106.1 million and $74.8 million at March 31, 2017 and December 31, 2016, respectively.

Net cash provided by operating activities was $78.3 million and $77.5 million in the first quarter of 2017 and 2016, respectively. The year-over-year change in operating cash flow was primarily attributable to higher net income adjusted for depreciation and amortization, deferred taxes and gain on disposal of assets, partially offset by changes in operating assets and liabilities. The operating assets and liabilities change was primarily due to a change in accounts payable and accrued liabilities as a result of the timing of payroll and insurance payments compared to the first quarter of 2016.

Net cash used in investing activities was $27.0 million and $46.6 million for the first quarter of 2017 and 2016, respectively. Capital expenditures, including the related change in accrued expenses, were $37.1 million in the first quarter of 2017 compared to $46.8 million in the prior year quarter. Cash from investing activities included $10.1 million in proceeds received for the sale of a non-operating property in the first quarter of 2017.

Net cash used in financing activities was $15.8 million in the first quarter of 2017 compared to $44.0 million for the first quarter of 2016. The decrease was primarily attributable to lower financing cash outflows for share repurchases, partially offset by increased cash outflows associated with cash overdrafts due to the timing of disbursements.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). We plan to make purchases under the share repurchase program from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the first quarter of 2017, we have repurchased 165,633 shares at an aggregate cost of $73.1 million. During the first quarter of 2017, we repurchased 700 shares at an aggregate cost of $0.4 million. Additionally, we currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2017, the Board approved a quarterly dividend of $1.50 per share of common stock, which was paid on March 10, 2017.

Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.750% senior unsecured notes due 2022. The Notes mature on June 15, 2022 and bear interest at a rate of 5.75% per year. Interest on the Notes is payable on June 15 and December 15 of each year. The Notes are jointly and severally guaranteed (the “Guarantees”) on a senior unsecured basis by each of our existing and future domestic subsidiaries that initially guaranteed (the “Guarantors”) the Senior Credit Facilities. The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At our option, the Notes may be redeemed in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus a “make-whole” premium. We may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. Additionally, at any time prior to June 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets.

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

Borrowings under the Senior Credit Facilities bear interest, at our option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin.  The applicable interest rate margin with respect to LIBOR borrowings is a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings is a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon our total net leverage ratio. In addition, we are required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid. As of March 31, 2017, borrowings under the Senior Credit Facilities bore interest at a rate of 2.50% per annum and commitment fees accrue at a rate of 0.25% per annum. Outstanding borrowings under the Term Loan Facility were $93.8 million and we had $197.2 million available for borrowing under the Revolving Credit Facility at March 31, 2017.

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

The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at March 31, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum.

On May 1, 2017, we entered into the Restatement Agreement pursuant to which we amended and restated the Credit Agreement. See Note 12 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details on this transaction.

We expect interest expense to increase in future periods, starting in the second quarter of 2017, due to the increased amount of debt we incurred in connection with the completion of the NewWave acquisition.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

We have adopted capital expenditure disclosure guidance as supported by the Internet & Television Association (“NCTA”). These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of capital expenditures reported in this Quarterly Report on Form 10-Q are calculated in accordance with NCTA disclosure guidelines, which include assets acquired during the relevant periods.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Customer premise equipment	$6,161	$7,980
Commercial	1,637	1,193
Scalable infrastructure	7,416	6,136
Line extensions	2,338	1,470
Upgrade/rebuild	5,493	2,910
Support capital	12,872	7,706
Total	$35,917	$27,395

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations remaining as of March 31, 2017 (in thousands):

Years ending December 31,	Programming purchase commitments	Operating leases	Total debt, including capital leases	Other purchase obligations (1)	Total
2017	$122,059	$746	$5,013	$24,853	$152,671
2018	131,109	728	8,767	18,790	159,394
2019	92,976	565	12,517	12,398	118,456
2020	56,323	453	67,517	6,688	130,981
2021	20,527	352	17	5,009	25,905
Thereafter	-	741	450,199	4,237	455,177
Total	$422,994	$3,585	$544,030	$71,975	$1,042,584

_________

(1)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Condensed Consolidated Balance Sheets within Accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on tier placement as of March 31, 2017 and estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Total debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above and for capital leases.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

•

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was approximately $1.5 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

•

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Condensed Consolidated Statements of Operations and Comprehensive Income were $3.5 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.

•

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of March 31, 2017 and December 31, 2016 totaled $5.5 million and $5.1 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

With the exception of surety bonds and letters of credit noted above, we do not have any off-balance-sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

An accounting policy is considered to be critical if it is important to our financial condition and results of operations and if it requires management’s most difficult, subjective and complex judgments in its application. Except for the change in accounting estimate regarding labor capitalization as discussed in Note 1 of the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

•	the effect of our acquisition of NewWave on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
•	the potential diversion of senior management’s attention from our ongoing operations due to the acquisition of NewWave;
•	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the NewWave transaction;
•	our ability to integrate NewWave’s operations into our own in an efficient and effective manner;
•	rising levels of competition from historical and new entrants in our markets;
•	recent and future changes in technology;
•	our ability to continue to grow our business services product;
•	increases in programming costs and retransmission fees;
•	our ability to obtain support from vendors;
•	the effects of any significant acquisitions by us;
•	adverse economic conditions;
•	the integrity and security of our network and information systems;
•	legislative and regulatory efforts to impose new legal requirements on our data services;
•	changing and additional regulation of our data, video and voice services;
•	our ability to renew cable system franchises;
•	increases in pole attachment costs;
•	the failure to meet earnings expectations;
•	the adequacy of our risk management framework;
•	changes in tax and other laws and regulations;
•	changes in GAAP or other applicable accounting policies; and
•	the other risks and uncertainties detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. There have been no significant changes to our market risk disclosures included in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2017 (dollars in thousands, except per share data):

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2017	700	$569.95	700	$176,865
February 1 to 28, 2017 (2)	91	$635.69	-	$176,865
March 1 to 31, 2017 (2)	426	$634.32	-	$176,865
Total	1,217	$597.40	700

(1)

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock), which was announced on August 7, 2015. Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases will be based on a number of factors, including share price and business and market conditions.

(2)

Represents shares withheld from employees to satisfy estimated tax withholding obligations in connection with the vesting of restricted shares and exercises of SARs under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of January 17, 2017, by and among Cable One, Inc., RBI Holding LLC, Frequency Merger Sub, LLC, RBI Blocker Corp., RBI Blocker Holdings LLC, and GTCR-RBI, LLC, solely in its capacity as the equityholder representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on January 20, 2017).

4.1

First Supplemental Indenture, dated as of May 1, 2017, among Avenue Broadband Communications LLC, Telecommunications Management, LLC, Ultra Communications Group, LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).

10.1

Form of Stock Appreciation Right Agreement for stock appreciation right grants on or after January 3, 2017 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).

10.2

Form of Restricted Stock Award Agreement for performance-based restricted stock grants on or after January 3, 2017 (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).

10.3

Form of Restricted Stock Award Agreement for time-based restricted stock grants on or after January 3, 2017 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).

10.4

Amendment No. 1 to Credit Agreement, dated as of February 13, 2017, among Cable One, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 14, 2017).

10.5

Restatement Agreement, dated as of May 1, 2017, among Cable One, Inc., Cable One VoIP, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).

10.6	Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the 2017 Proxy Statement of Cable One, Inc. filed on March 28, 2017).

10.7	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLE ONE, INC. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	President and Chief Executive Officer

Date: May 5, 2017

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Chief Financial Officer

Date: May 5, 2017