Form 10-Q
period 2017-06-30
Cable One, Inc.
filed 2017-08-08
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of August 4, 2017
Common Stock, par value $0.01	5,725,853

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$89,793	$138,040
Accounts receivable, net	45,812	32,526
Income tax receivable	16,539	4,547
Prepaid assets	13,256	10,824
Total Current Assets	165,400	185,937
Property, plant and equipment, net	803,383	619,621
Intangibles, net	971,673	497,480
Goodwill	178,374	84,928
Other assets	5,664	9,305
Total Assets	$2,124,494	$1,397,271

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$86,601	$82,703
Deferred revenue	36,795	22,190
Long-term debt - current portion	11,250	6,250
Total Current Liabilities	134,646	111,143
Long-term debt	1,167,458	530,886
Deferred income taxes	294,850	276,297
Accrued compensation and other liabilities	24,392	24,434
Total Liabilities	1,621,346	942,760

Commitments and contingencies (see Note 12)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,725,095 and 5,708,223 shares outstanding as of June 30, 2017 and December 31, 2016, respectively)	59	59
Additional paid-in capital	22,514	17,669
Retained earnings	556,401	511,776
Accumulated other comprehensive loss	(442)	(446)
Treasury stock, at cost (162,804 and 179,676 shares held as of June 30, 2017 and December 31, 2016, respectively)	(75,384)	(74,547)
Total Stockholders' Equity	503,148	454,511
Total Liabilities and Stockholders' Equity	$2,124,494	$1,397,271

See accompanying notes to unaudited Consolidated Financial Statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2017	2016	2017	2016
Revenues	$241,042	$204,557	$448,469	$407,362
Costs and expenses
Operating (excluding depreciation and amortization)	83,849	75,672	152,932	152,100
Selling, general and administrative	51,194	43,482	96,927	87,375
Depreciation and amortization	46,890	34,689	85,295	69,382
(Gain) loss on disposal of assets	462	157	(5,686)	565
Total operating costs and expenses	182,395	154,000	329,468	309,422
Income from operations	58,647	50,557	119,001	97,940
Interest expense	(11,782)	(7,549)	(19,389)	(15,104)
Other income (expense), net	(322)	183	(35)	693
Income before income taxes	46,543	43,191	99,577	83,529
Provision for income taxes	17,967	16,558	37,787	29,852
Net income	$28,576	$26,633	$61,790	$53,677

Other comprehensive gain (loss), net of tax	2	(28)	4	(55)
Comprehensive income	$28,578	$26,605	$61,794	$53,622

Net income per common share:
Basic	$5.03	$4.64	$10.88	$9.30
Diluted	$4.97	$4.62	$10.76	$9.27
Weighted average common shares outstanding:
Basic	5,678,394	5,743,465	5,677,411	5,769,859
Diluted	5,745,617	5,766,312	5,740,837	5,788,385

See accompanying notes to unaudited Consolidated Financial Statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2016	5,708,223	$59	$17,669	$511,776	$(74,547)	$(446)	$454,511
Net income	-	-	-	61,790	-	-	61,790
Changes in pension, net of tax	-	-	-	-	-	4	4
Equity-based compensation	-	-	4,845	-	-	-	4,845
Issuance of restricted stock awards, net of forfeitures	18,238	-	-	-	-	-	-
Repurchases of common stock	(700)	-	-	-	(399)	-	(399)
Withholding tax for equity awards	(666)	-	-	-	(438)	-	(438)
Dividends paid to stockholders	-	-	-	(17,165)	-	-	(17,165)
Balance at June 30, 2017	5,725,095	$59	$22,514	$556,401	$(75,384)	$(442)	$503,148

See accompanying notes to unaudited Consolidated Financial Statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$61,790	$53,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,295	69,382
Amortization of debt issuance costs	1,191	809
Equity-based compensation	4,845	6,466
Write-off of debt issuance costs	613	-
Deferred income taxes	7,832	(3,330)
(Gain) loss on disposal of assets	(5,686)	565
Changes in operating assets and liabilities:
Accounts receivable, net	1,741	3,612
Income tax receivable	(11,992)	-
Prepaid assets	(1,248)	(1,388)
Accounts payable and accrued liabilities	(14,073)	(4,974)
Deferred revenue	89	(160)
Income taxes payable	-	(23)
Other assets and liabilities, net	462	944
Net cash provided by operating activities	130,859	125,580

Cash flows from investing activities:
Purchase of business, net of cash acquired	(728,783)	-
Capital expenditures	(76,430)	(65,023)
Change in accrued expenses related to capital expenditures	(1,505)	(10,958)
Proceeds from sales of property, plant and equipment	10,912	459
Net cash used in investing activities	(795,806)	(75,522)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	750,000	-
Payment of debt issuance costs	(15,224)	-
Payments on long-term debt	(95,008)	(1,258)
Repurchases of common stock	(399)	(46,511)
Payment of withholding tax for equity awards	(438)	-
Dividends paid to stockholders	(17,165)	(17,303)
Cash overdraft	(5,066)	(1,444)
Net cash provided by (used in) financing activities	616,700	(66,516)

Change in cash and cash equivalents	(48,247)	(16,458)
Cash and cash equivalents, beginning of period	138,040	119,199
Cash and cash equivalents, end of period	$89,793	$102,741

Supplemental cash flow disclosures:
Cash paid for interest	$14,031	$14,248
Cash paid for income taxes	$41,947	$32,615

See accompanying notes to unaudited Consolidated Financial Statements.

CABLE ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc. (“Cable One” or the “Company”) owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 21 Western, Midwestern and Southern states of the United States of America. Prior to July 1, 2015, Cable One operated as a wholly owned subsidiary of Graham Holdings Company (“GHC”). As of June 30, 2017, Cable One provided service to 640,337 data customers, 384,004 video customers and 138,286 voice customers. On May 1, 2017, Cable One completed the acquisition of all of the outstanding equity interests of RBI Holding LLC (“NewWave”) and NewWave became a wholly owned subsidiary of Cable One. Cable One paid a purchase price of $741.0 million in cash on a debt-free basis and subject to customary post-closing adjustments. See Note 2 for details on this transaction.

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc. and its wholly owned subsidiaries.

Basis of Presentation. The accompanying Consolidated Financial Statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such rule, certain notes and other financial information normally required by GAAP have been omitted. Management believes the accompanying Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These Consolidated Financial Statements are unaudited and should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The Company’s interim results of operations may not be indicative of its future results.

The December 31, 2016 year-end balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Principles of Consolidation. The accompanying Consolidated Financial Statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates and underlying assumptions.

Change in Accounting Estimate. As a result of additional information available from new systems and processes, the Company changed its accounting estimate related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities beginning in the first quarter of 2017. Capitalized labor costs increased $5.1 million in the second quarter of 2017 compared to the second quarter of 2016 and $11.0 million for the six months ended June 30, 2017 compared to the year ago period as a result of the change in estimate.

Recently Adopted and Issued Accounting Pronouncements. In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The ASU is effective for all entities for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the current goodwill impairment test under ASC 350 and replaces it with a simplified model. Under the simplified model, a goodwill impairment will be calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the two-step test. The ASU is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019, with early adoption permitted. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect our goodwill impairment assessment in the future.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the amendments in ASU 2017-01 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of adopting this guidance on any future transactions.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified on the statement of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for the first quarter of 2018, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 was effective beginning in the first quarter of 2017. The Company will prospectively record a deferred tax benefit or expense associated with the difference between book and tax for equity-based compensation expense, which is expected to result in increased volatility to the Company’s income tax expense. The Company also established an accounting policy election to assume zero forfeitures for stock award grants and account for forfeitures when they occur which prospectively impacts stock compensation expense. Other aspects of the adoption of ASU 2016-09 did not have a material impact to the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet, which will be recognized as a right-of-use asset and a lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for operating and finance leases, however, expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases. The straight-line expense will reflect the interest expense on the lease liability (effective interest method) and amortization of the right-of-use asset, which will be presented as a single line item in the operating expense section of the income statement. Finance leases will reflect a front-loaded expense pattern similar to the pattern for current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands the required disclosures to include the disaggregation of revenue from contracts with customers into categories that depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard is effective for the Company in the first quarter of 2018. The two permitted transition methods under the standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently in the process of evaluating which method of transition will be utilized. Further, the Company is currently conducting an assessment to prepare for implementation of this guidance. To date, this assessment has included using workshops and questionnaires to identify revenue streams, analyzing contracts and assessing other areas that may result in different accounting treatment under this topic, including installation and commission structure. The Company has reached a preliminary conclusion that the majority of its residential customer revenue is not under an extended contract and will be evaluated on a month-to-month basis, and as such, does not anticipate significant changes related to revenue recognition for such customers. Revenue related to business contracts, installation and other up-front charges, costs to obtain contracts and other topics are still being evaluated. The Company continues to evaluate the impact of the standard on related disclosures as well as the acquired NewWave operations.

2.	NEWWAVE ACQUISITION

On January 18, 2017, Cable One announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire NewWave from funds affiliated with GTCR LLC, a private equity firm based in Chicago. NewWave was a cable operator providing data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. Cable One and NewWave shared similar strategies, customer demographics, and products. Accordingly, the acquisition of NewWave offers the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies. The Company paid a purchase price of $741.0 million in cash and completed the transaction on May 1, 2017. See Note 6 for details regarding the financing of the acquisition.

The Company accounted for the NewWave acquisition as a business combination pursuant to ASC 805 - Business Combinations. Accordingly, acquisition costs are not included as components of consideration transferred, and instead are accounted for as expenses in the period in which the costs are incurred. During the three and six months ended June 30, 2017, the Company incurred acquisition-related costs of approximately $3.2 million and $4.7 million, respectively, which are included in Selling, general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income.

In accordance with ASC 805, Cable One uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill as of the acquisition date is measured as the excess of purchase price consideration over the fair value of net tangible and identifiable intangible assets acquired. The adjustments described below were developed based on Cable One management's assumptions and estimates, including assumptions relating to the consideration paid and the allocation thereof to the assets acquired and liabilities assumed from NewWave based on preliminary estimates of fair value. The preliminary estimates of the fair values of consideration transferred and assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. Cable One believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date. The following table summarizes the provisional allocation of the purchase price consideration as of the acquisition date (in thousands):

Provisional Allocation
Assets
Cash and cash equivalents	$12,220
Accounts receivable	15,027
Prepaid assets	1,184
Property, plant and equipment	192,234
Intangibles	476,300
Other assets	370
Total	697,335

Liabilities
Accounts payable and accrued liabilities	24,542
Deferred revenue	14,516
Deferred income taxes	10,720
Total	49,778

Net assets acquired	647,557
Purchase price consideration	741,003
Goodwill recognized	$93,446

Acquired intangible assets consist of the following (dollars in thousands):

	Provisional Estimated Fair Value	Provisional Estimated Weighted Average Useful Life (in years)
Franchise agreements	$320,000	Indefinite
Customer relationships	$155,000	14
Trademark and trade name	$1,300	1

The total weighted average amortization period for the acquired intangibles is 13.9 years.

The acquisition produced $93.4 million of goodwill, increasing the Company’s goodwill balance to $178.4 million at June 30, 2017. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. Goodwill arising from the NewWave acquisition is deductible for tax purposes.

For the period from May 1, 2017 to June 30, 2017, the Company recognized revenue of $32.2 million and net income of $2.1 million relating to NewWave, which included charges for the amortization of acquired intangible assets of $2.1 million.

The following unaudited pro forma combined results of operations for the three and six months ended June 30, 2017 and 2016 have been prepared as if the acquisition of NewWave had occurred on January 1, 2016 and include adjustments for depreciation expense, amortization of intangibles, interest expense from financing, non-recurring acquisition-related transaction fees and the related aggregate impact on the provision for income taxes (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$257,195	$249,790	$512,385	$496,950
Net income	$30,585	$23,922	$63,525	$47,550
Net income per common share:
Basic	$5.39	$4.17	$11.19	$8.24
Diluted	$5.32	$4.15	$11.07	$8.21

The unaudited pro forma combined results of operations is provided for informational purposes only and is not necessarily indicative of or intended to represent the results that would have been achieved had the NewWave acquisition been consummated as of January 1, 2016 or the results that may be achieved in the future.

3.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Residential
Data	$103,155	$86,031	$193,356	$169,470
Video	84,873	74,016	157,328	148,869
Voice	11,417	10,944	21,284	22,258
Business services	32,543	24,491	59,505	48,318
Advertising sales	5,970	6,616	11,592	13,619
Other	3,084	2,459	5,404	4,828
Total revenues	$241,042	$204,557	$448,469	$407,362

The amount of franchise fees recorded on a gross basis and included in residential video revenues above was $4.0 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively, and $7.5 million and $7.2 million for the six months ended June 30, 2017 and 2016, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Cable distribution systems	$1,243,192	$1,048,790
Customer premise equipment	201,360	181,852
Other equipment and fixtures	380,871	359,957
Buildings and leasehold improvements	94,426	88,592
Capitalized software	87,752	83,815
Construction in progress	53,335	64,822
Land	11,591	9,612
Total property, plant and equipment	2,072,527	1,837,440
Less accumulated depreciation	(1,269,144)	(1,217,819)
Property, plant and equipment, net	$803,383	$619,621

Depreciation expense was $44.8 million and $34.7 million for the three months ended June 30, 2017 and 2016, respectively, and $83.2 million and $69.3 million for the six months ended June 30, 2017 and 2016, respectively.

The Company's previous headquarters building and adjoining property were held for sale at December 31, 2016. In January 2017, the Company sold a portion of this property for $10.1 million in gross proceeds and recognized a related gain of $6.6 million. The remaining property’s carrying value of $4.6 million is included in Other assets in the Consolidated Balance Sheet as assets held for sale at June 30, 2017.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2017 and December 31, 2016 was $178.4 million and $84.9 million, respectively, with the increase attributable to the NewWave acquisition on May 1, 2017. The Company historically has not recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				June 30, 2017
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,840	$298
Customer relationships		14		$155,000	$1,845	$153,155
NewWave trademark and trade name		1		$1,300	$217	$1,083
Indefinite-Lived Intangible Assets (Excluding Goodwill)
Franchise agreements				$817,137

				December 31, 2016
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,794	$344
Indefinite-Lived Intangible Assets (Excluding Goodwill)
Franchise agreements				$497,136

6.	LONG-TERM DEBT

The carrying amount of long-term debt as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Notes	$450,000	$450,000
Senior Credit Facilities	750,000	95,000
Capital lease obligation	276	284
Total debt	1,200,276	545,284
Less unamortized debt issuance costs	(21,568)	(8,148)
Less current portion of long-term debt	(11,250)	(6,250)
Total Long-term debt	$1,167,458	$530,886

Senior Unsecured Notes. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Notes”). The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year.

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

Senior Credit Facilities. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto.  The Credit Agreement provided for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Original Credit Facilities”). Concurrently with its entry into the Credit Agreement, the Company borrowed the full amount of the Term Loan Facility (the “Term Loan”).

Borrowings under the Original Credit Facilities bore interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings was a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings was a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio. In addition, the Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid.

The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at June 30, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum. The Company had $197.2 million available for borrowing under the Revolving Credit Facility at June 30, 2017.

On May 1, 2017, the Company entered into a Restatement Agreement (the “Restatement Agreement”) with JPMorgan, as administrative agent, and the lenders party thereto, pursuant to which the Company amended and restated the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”) and incurred $750 million of senior secured loans (the “New Loans”) which were used, together with cash on hand, to (i) finance the transactions contemplated by the Merger Agreement, (ii) repay in full the Term Loan and (iii) pay related fees and expenses.

The New Loans consist of (a) a five-year incremental term “A” loan in an aggregate principal amount of $250 million (the “Term Loan A”) and (b) a seven-year incremental term “B” loan in an aggregate principal amount of $500 million (the “Term Loan B” and, together with the Term Loan A and the Revolving Credit Facility, the “Senior Credit Facilities”), which are guaranteed by the Company’s wholly owned subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the guarantors.

The interest margins applicable to the New Loans under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (x) with respect to the Term Loan A, 2.25% to 1.50% for LIBOR loans and 1.25% to 0.50% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio and (y) with respect to the Term Loan B, 2.25% for LIBOR loans and 1.25% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment penalty if prepaid within six months of funding, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

As of June 30, 2017, outstanding borrowings under the Term Loan A and Term Loan B were $250 million and $500 million, and bore interest at a rate of 2.93% per annum and 3.43% per annum, respectively.

In connection with the New Loans, the Company incurred $15.2 million in debt issuance costs, of which $0.6 million was written off during the quarter ended June 30, 2017. Unamortized debt issuance costs totaled $21.6 million and $8.1 million at June 30, 2017 and December 31, 2016, respectively.

The Company may, subject to the terms and conditions of the Amended and Restated Credit Agreement, obtain additional credit facilities of up to $425 million under the Amended and Restated Credit Agreement plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is no greater than 1.80 to 1.00. The Amended and Restated Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Amended and Restated Credit Agreement also requires the Company to maintain specified ratios of total net leverage and first lien net leverage to consolidated operating cash flow. The Amended and Restated Credit Agreement also contains customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of other material debt of the Company and of its restricted subsidiaries, bankruptcy or insolvency, the entry against the Company or any of its restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

The Company was in compliance with all debt covenants as of June 30, 2017.

As of June 30, 2017, the future maturities of long-term debt were as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining months)	$5,633
2018	14,392
2019	20,642
2020	26,892
2021	30,017
Thereafter	1,102,700
Total	$1,200,276

7.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $17.9 million and $18.2 million at June 30, 2017 and December 31, 2016, respectively. These liabilities are included in Accounts payable and accrued liabilities (for the current portion) and Accrued compensation and other liabilities (for the noncurrent portion) in the Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s money market and commercial paper investments and long-term debt (including the current portion) as of June 30, 2017 were as follows (in thousands):

	June 30, 2017
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$32,248	$32,248
Commercial paper	$39,957	$39,942
Long-term debt, including current portion:
Notes	$450,000	$473,625
Senior Credit Facilities	$750,000	$750,000

Money market investments are included in Cash and cash equivalents in the Consolidated Balance Sheets. Commercial paper investments with original maturities of 90 days or less are also included in Cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the money market investments (Level 1) or inputs that include quoted market prices for investments similar to the commercial paper (Level 2). The fair value of the Notes was estimated based on market prices in active markets (Level 2). The fair value of the New Loans was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

8.	TREASURY STOCK

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through June 30, 2017, the Company had repurchased 165,633 shares at an aggregate cost of $73.1 million. During the first half of 2017, the Company repurchased 700 shares at an aggregate cost of $0.4 million, of which all occurred during the first quarter.

Restricted Stock Tax Withholding. Treasury stock is recorded at cost and is presented as a reduction of Stockholders’ equity in the Consolidated Financial Statements. Shares of common stock with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon vesting of restricted stock and exercises of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted during the three and six months ended June 30, 2017 were $0.1 million and $0.4 million, for which the Company withheld 149 and 666 shares of common stock, respectively. Treasury shares of 162,804 held at June 30, 2017 include the aforementioned shares withheld for withholding tax.

9.	EQUITY-BASED COMPENSATION

On June 5, 2015, the Board adopted the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “Original 2015 Plan”), which became effective July 1, 2015. On May 2, 2017, the Company’s stockholders approved the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation (the “2015 Plan”), which automatically terminated, replaced and superseded the Original 2015 Plan, except that any outstanding awards granted under the Original 2015 Plan will remain in effect pursuant to their terms. The 2015 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers and employees of the Company and its affiliates are eligible to be granted one or more of the following types of awards under the 2015 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) restricted stock units (“RSUs”), (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent rights and (9) other stock-based awards, including, without limitation, performance stock units and deferred stock units. The 2015 Plan includes the authority to grant awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after May 2, 2027.

The 2015 Plan provides that, subject to certain adjustments for specified corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is 334,870, which is equal to the number of remaining shares of Company common stock available for future issuance under the Original 2015 Plan as of May 2, 2017, regardless of whether such shares were subject to outstanding awards as of such date, and no more than 329,962 shares may be issued pursuant to incentive stock options. At June 30, 2017, 331,552 shares were available for issuance under the 2015 Plan.

Restricted Stock Awards. The Company has granted restricted shares of Company common stock subject to service-based and performance-based vesting conditions to employees of the Company. Restricted share awards generally cliff-vest on the three-year anniversary of the grant date or in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), except in the case of awards made to individuals (i) whose equity awards issued by GHC were forfeited in connection with the Company’s spin-off (the “spin-off”) from GHC (the “Replacement Shares”), which Replacement Shares vested on December 12, 2016 (with certain exceptions as provided in the applicable award agreement), or (ii) who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares”), which Staking Shares are scheduled to cliff-vest on January 2, 2018. Performance-based restricted shares are or were subject to performance metrics related primarily to year-over-year or three-year cumulative growth in Adjusted EBITDA less capital expenditures or year-over-year growth in Adjusted EBITDA and capital expenditures as a percentage of total revenues. Restricted shares are subject to the terms and conditions of the Original 2015 Plan or the 2015 Plan (in the case of awards made on or following May 2, 2017) and are otherwise subject to the terms and conditions of the applicable award agreement.

The compensation arrangements for the Company’s non-employee directors as of June 30, 2017 provided that each non-employee director is entitled to an annual retainer of $75,000 in cash, plus an additional annual cash retainer for each non-employee director who serves as a committee chair or as lead independent director and approximately $125,000 in RSUs.  Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. Any dividends associated with RSUs granted prior to the 2017 annual grant of RSUs will be converted into Dividend Equivalent Units (“DEUs”), which will be delivered at the time of settlement of the associated RSUs. Commencing with the 2017 annual grant of RSUs, dividends associated with RSUs will be paid out in cash at the time of settlement. As of June 30, 2017, 3,175 RSUs, including DEUs, were vested and deferred.

Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activities for the six months ended June 30, 2017 is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2016	38,425	$402.21
Granted	15,660	$624.42
Granted due to performance achievement	5,006	$433.66
Forfeited	(3,992)	$418.58
Vested	(1,693)	$436.29
Outstanding as of June 30, 2017	53,406	$466.62

Vested and unissued as of June 30, 2017	3,175	$436.06

Compensation expense associated with restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately vest. Equity-based compensation expense for restricted stock was $1.6 million and $3.3 million for the three and six months ended June 30, 2017, respectively.  At June 30, 2017, there was $9.8 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

Stock Appreciation Rights. The Company has granted SARs to certain executives and other employees of the Company. The SARs are scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the Original 2015 Plan or the 2015 Plan (in the case of awards made on or following May 2, 2017) and will otherwise be subject to the terms and conditions of the applicable award agreement.

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2016	136,000	$426.80	$88.07	$26,510	8.7
Granted	21,572	$620.64	$138.01	$-	9.5
Exercised	(6,775)	$422.31	$87.22
Forfeited	(8,700)	$422.31	$87.22
Outstanding as of June 30, 2017	142,097	$456.72	$95.74	$36,118	8.4

Vested and exercisable as of June 30, 2017	24,150	$422.81	$87.33	$6,957	8.2

The fair value of the SARs was measured based on the Black-Scholes model. The weighted average inputs used in the model for the six months ended June 30, 2017 were as follows:

2017
Expected volatility	20.90%
Risk-free interest rate	2.14%
Expected term (in years)	6.25
Expected dividend yield	0.96%

Compensation expense associated with SARs is recognized on a straight-line basis over the vesting period. Equity-based compensation expense for SARs was $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively. At June 30, 2017, there was $8.9 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.4 years.

Compensation Expense. Total equity-based compensation expense recognized was $2.4 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.8 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively, and was included in Selling, general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income. The Company has recorded an income tax benefit of $3.7 million related to equity-based awards granted through June 30, 2017. The deferred tax asset related to all outstanding equity-based awards was $6.3 million as of June 30, 2017.

10.	INCOME TAXES

The Company’s effective tax rate was 38.6% and 38.3% for the three months ended June 30, 2017 and 2016, respectively, and 37.9% and 35.7% for the six months ended June 30, 2017 and 2016, respectively. The increase in the effective tax rate for the six months ended June 30, 2017 as compared to the prior year period primarily relates to $2.2 million of income tax benefits from certain spin-off and state tax items recognized in the first quarter of 2016, which did not recur.

1
1.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share further includes any common shares available to be issued upon vesting or exercise of outstanding equity awards if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$28,576	$26,633	$61,790	$53,677
Denominator:
Weighted average common shares outstanding - basic	5,678,394	5,743,465	5,677,411	5,769,859
Effect of dilutive equity awards (1)	67,223	22,847	63,426	18,526
Weighted average common shares outstanding - diluted	5,745,617	5,766,312	5,740,837	5,788,385

Net income per share:
Basic	$5.03	$4.64	$10.88	$9.30
Diluted	$4.97	$4.62	$10.76	$9.27

(1)

SARs outstanding that were not included in the diluted net income per share calculation because the effect would have been anti-dilutive were 2,477 and 12,098 for the three months ended June 30, 2017 and 2016, respectively, and 1,438 and 6,830 for the six months ended June 30, 2017 and 2016, respectively.

12.	COMMITMENTS AND CONTINGENCIES

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

GHC Agreements. On June 16, 2015, Cable One entered into several agreements with GHC that set forth the principal actions taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The aggregate costs and reimbursements paid to GHC totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. Our results of operations for the three and six months ended June 30, 2017 may not be indicative of our future results.

Overview

Our Business

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 77% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the seventh-largest cable system operator in the United States based on customers and revenues in 2016, providing service to 805,483 residential and business customers out of approximately 2.1 million homes passed as of June 30, 2017. Of these customers, 640,337 subscribed to data services, 384,004 subscribed to video services and 138,286 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first six months of 2017, they are residential data (43.1%), residential video (35.1%), business services (data, video and voice – 13.3%), residential voice (4.7%) and advertising sales (2.6%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs.

On May 1, 2017, we completed the acquisition of all of the outstanding equity interests of NewWave, and NewWave became a wholly owned subsidiary of ours. We paid a purchase price of $741.0 million in cash on a debt-free basis and subject to customary post-closing adjustments. See Note 2 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details on this transaction. Our results of operations for the three and six months ended June 30, 2017 include two months of NewWave operations following the completion of the acquisition.

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

We continue to experience increased competition, particularly from telephone companies, cable overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We made elevated levels of capital investments between 2012 and 2015 to increase our cable plant capacities and reliability, launch all-digital video services, which has freed up approximately three-fourths of average plant bandwidth for data services, and increase data capacity by moving from four-channel bonding to 32-channel bonding. We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave transaction, because we believe these investments are necessary to remain competitive.

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the FCC used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”). According to the Order, the FCC will forbear from systematic rate regulation of internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, the Order also imposes on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed. In June 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the Order in its entirety. On May 1, 2017, the U.S. Court of Appeals for the D.C. Circuit denied a petition for an en banc rehearing of the June 2016 decision upholding the Order. Parties have been granted until September 28, 2017 to file petitions for certiorari with the U.S. Supreme Court. In May 2017, the FCC issued a Notice of Proposed Rulemaking to revise the Open Internet rules previously adopted in the Order, and the FCC is seeking comment on its proposals with reply comments due by August 16, 2017. Congress also has proposed legislation regarding the Open Internet rules. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress or the courts may affect our operations or impose costs on our business.

 Results of Operations

PSUs and Customer Counts by Primary Products

As of June 30, 2017, our total PSUs increased 194,396 year-over-year, with increases in residential data, video and voice PSUs of 119,446, 41,834, and 10,713, respectively, and an increase in business PSUs of 22,403. Our total customer relationships increased 145,540, or 22.1%, year-over-year. The year-over-year increases were primarily attributable to new customers acquired as a result of the NewWave acquisition during the second quarter of 2017 and continued organic growth in our primary focus product lines of residential data and business services.

The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	As of June 30,		Annual Net Gain/(Loss)
	2017	2016	Change	% Change
Residential data PSUs	585,049	465,603	119,446	25.7
Residential video PSUs (1)	366,816	324,982	41,834	12.9
Residential voice PSUs	114,519	103,806	10,713	10.3
Total residential PSUs	1,066,384	894,391	171,993	19.2

Business data PSUs (2)	55,288	42,714	12,574	29.4
Business video PSUs	17,188	13,992	3,196	22.8
Business voice PSUs (3)	23,767	17,134	6,633	38.7
Total business PSUs	96,243	73,840	22,403	30.3

Total PSUs	1,162,627	968,231	194,396	20.1

Total residential customer relationships	741,225	610,293	130,932	21.5
Total business customer relationships	64,258	49,650	14,608	29.4
Total customer relationships	805,483	659,943	145,540	22.1

(1)

Residential video PSUs include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video PSUs at the individual unit level.

(2)	Business data PSUs include commercial accounts that receive data service via a cable modem and commercial accounts that receive broadband service optically via fiber connections.
(3)	Business voice customers who have multiple voice lines are only counted once in the PSU total.

The following table provides an overview of selected customer data for our legacy Cable One cable systems excluding the impact of PSUs and customers attained as a result of the NewWave acquisition for the time periods specified:

	As of June 30,		Annual Net Gain/(Loss)
	2017	2016	Change	% Change
Residential data PSUs	474,815	465,603	9,212	2.0
Residential video PSUs (1)	284,695	324,982	(40,287)	(12.4)
Residential voice PSUs	92,100	103,806	(11,706)	(11.3)
Total residential PSUs	851,610	894,391	(42,781)	(4.8)

Business data PSUs (2)	46,909	42,714	4,195	9.8
Business video PSUs	13,295	13,992	(697)	(5.0)
Business voice PSUs (3)	19,156	17,134	2,022	11.8
Total business PSUs	79,360	73,840	5,520	7.5

Total PSUs	930,970	968,231	(37,261)	(3.8)

Total residential customer relationships	601,883	610,293	(8,410)	(1.4)
Total business customer relationships	53,426	49,650	3,776	7.6
Total customer relationships	655,309	659,943	(4,634)	(0.7)

(1)

Residential video PSUs include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video PSUs at the individual unit level.

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

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Revenues

Revenues increased $36.5 million, or 17.8%, due primarily to increases in residential data, residential video and business services revenues of $17.1 million, $10.9 million and $8.1 million, respectively. The increase was the result of the NewWave operations since May 1, 2017 and organic growth in our higher margin product lines of residential data and business services.

Revenues by service offering were as follows for the three months ended June 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$103,155	42.8	$86,031	42.1	$17,124	19.9
Residential video	84,873	35.2	74,016	36.2	10,857	14.7
Residential voice	11,417	4.7	10,944	5.4	473	4.3
Business services	32,543	13.5	24,491	12.0	8,052	32.9
Advertising sales	5,970	2.5	6,616	3.2	(646)	(9.8)
Other	3,084	1.3	2,459	1.1	625	25.4
Total revenues	$241,042	100.0	$204,557	100.0	$36,485	17.8

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$62.52	$61.49	$1.03	1.7
Residential video (1)	$82.11	$74.59	$7.52	10.1
Residential voice (1)	$35.09	$34.55	$0.54	1.6
Business services (2)	$180.38	$166.61	$13.77	8.3

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly per unit values represent the applicable residential service revenues divided by the corresponding weighted average of the number of PSUs during such period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly per unit values represent business services revenues divided by the weighted average of the number of business customer relationships during such period.

Revenues by service offering, excluding the impact of revenues related to NewWave, were as follows for the three months ended June 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$92,413	44.2	$86,031	42.1	$6,382	7.4
Residential video	70,840	33.9	74,016	36.2	(3,176)	(4.3)
Residential voice	9,803	4.7	10,944	5.4	(1,141)	(10.4)
Business services	27,901	13.4	24,491	12.0	3,410	13.9
Advertising sales	5,699	2.7	6,616	3.2	(917)	(13.9)
Other	2,200	1.1	2,459	1.1	(259)	(10.5)
Total revenues	$208,856	100.0	$204,557	100.0	$4,299	2.1

Average monthly revenue per unit, excluding the impact of revenues and customers attained as a result of the NewWave acquisition in the second quarter of 2017 were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$64.70	$61.49	$3.21	5.2
Residential video (1)	$81.65	$74.59	$7.06	9.5
Residential voice (1)	$34.98	$34.55	$0.43	1.2
Business services (2)	$175.69	$166.61	$9.08	5.4

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period.

Residential data service revenues increased $17.1 million, or 19.9%, due primarily to an increase in residential data customers of 25.7% year-over-year as a result of the NewWave operations during the second quarter of 2017 and organic subscriber growth, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues increased $10.9 million, or 14.7%, due primarily to an increase in residential video customers of 12.9% as a result of the NewWave operations during the second quarter of 2017 and a rate adjustment in the first quarter of 2017.

Residential voice service revenues increased $0.5 million, or 4.3%, due primarily to an increase in residential voice customers of 10.3% as a result of the NewWave operations during the second quarter of 2017.

Business services revenues increased $8.1 million, or 32.9%, due primarily to the NewWave operations during the second quarter of 2017, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2017. Total business customer relationships increased 29.4% year-over-year. Overall, business services comprised 13.5% of our total revenues for the second quarter of 2017 compared to 12.0% of our total revenues for the second quarter of 2016.

Advertising sales revenues decreased $0.6 million, or 9.8%, primarily as a result of fewer video customers to be reached by advertising spots.

Other revenues increased $0.6 million, or 25.4%, in the second quarter of 2017.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $83.9 million in the second quarter of 2017 and increased $8.2 million, or 10.8%, compared to the second quarter of 2016. Operating expenses as a percentage of revenues were 34.8% for the second quarter of 2017 compared to 37.0% for the year ago quarter. Additional operating expenses attributable to the NewWave operations were $15.9 million for the second quarter of 2017. This increase was partially offset by a $3.9 million decrease in labor costs associated with our change in accounting estimate for capitalized labor costs discussed in Note 1 of the Notes to our Consolidated Financial Statements, a $1.6 million decrease in programming costs resulting from fewer video subscribers, and a decrease in backbone and internet connectivity fees.

Selling, general and administrative expenses increased $7.7 million, or 17.7%, to $51.2 million. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 21.3% for second quarter of 2017 and 2016, respectively. Additional selling, general and administrative expenses attributable to the NewWave operations were $5.0 million for the second quarter of 2017. The remaining increase was due to higher acquisition-related expenses of $2.8 million and severance costs of $1.3 million, partially offset by a $1.2 million decrease in labor costs in the second quarter of 2017 associated with our aforementioned change in accounting estimate for capitalized labor costs.

Depreciation and amortization increased $12.2 million, or 35.2%, including $7.9 million attributable to the NewWave operations. The increase was due primarily to new assets placed in service since the second quarter of 2016, including property, plant and equipment and amortized intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the second quarter of 2016. As a percentage of revenues, depreciation and amortization expense was 19.5% for the second quarter of 2017 compared to 17.0% for the second quarter of 2016.

Interest Expense

Interest expense increased $4.2 million, or 56.1%, due primarily to additional debt incurred during the second quarter of 2017 to finance the NewWave acquisition.

Other Income (Expense)

Other expense of $0.3 million in the second quarter of 2017 was primarily attributable to the write-off of $0.6 million of debt issuance costs related to the additional debt incurred to finance the NewWave acquisition, partially offset by interest income. Other income of $0.2 million in the second quarter of 2016 consisted of interest income.

Provision for Income Taxes

Provision for income taxes increased $1.4 million, or 8.5%, due primarily to an increase in income before taxes of $3.4 million. Our effective tax rate was 38.6% and 38.3% for the three months ended June 30, 2017 and 2016, respectively.

Net Income

As a result of the factors described above, our net income was $28.6 million for the second quarter of 2017 compared to $26.6 million for the second quarter of 2016, an increase of 7.3%.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Revenues

Revenues increased $41.1 million, or 10.1%, due primarily to increases in residential data, residential video and business services revenues of $23.9 million, $8.5 million and $11.2 million, respectively. The increase was the result of the NewWave operations since May 1, 2017 and organic growth in our higher margin product lines of residential data and business services, partially offset by decreases in residential voice and advertising revenues of $1.0 million and $2.0 million, respectively.

Revenues by service offering were as follows for the six months ended June 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$193,356	43.1	$169,470	41.6	$23,886	14.1
Residential video	157,328	35.1	148,869	36.5	8,459	5.7
Residential voice	21,284	4.7	22,258	5.5	(974)	(4.4)
Business services	59,505	13.3	48,318	11.9	11,187	23.2
Advertising sales	11,592	2.6	13,619	3.3	(2,027)	(14.9)
Other	5,404	1.2	4,828	1.2	576	11.9
Total revenues	$448,469	100.0	$407,362	100.0	$41,107	10.1

Average monthly revenue per unit for the indicated service offerings were as follows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$63.33	$60.97	$2.36	3.9
Residential video (1)	$81.10	$73.53	$7.57	10.3
Residential voice (1)	$34.63	$34.53	$0.10	0.3
Business services (2)	$176.87	$165.98	$10.89	6.6

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly per unit values represent the applicable residential service revenues divided by the corresponding weighted average of the number of PSUs during such period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly per unit values represent business services revenues divided by the weighted average of the number of business customer relationships during such period.

Revenues by service offering, excluding the impact of revenues related to NewWave, were as follows for the six months ended June 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$182,614	43.9	$169,470	41.6	$13,144	7.8
Residential video	143,295	34.4	148,869	36.5	(5,574)	(3.7)
Residential voice	19,670	4.7	22,258	5.5	(2,588)	(11.6)
Business services	54,863	13.2	48,318	11.9	6,545	13.5
Advertising sales	11,321	2.7	13,619	3.3	(2,298)	(16.9)
Other	4,520	1.1	4,828	1.2	(308)	(6.4)
Total revenues	$416,283	100.0	$407,362	100.0	$8,921	2.2

Average monthly revenue per unit, excluding the impact of revenues and customers attained as a result of the NewWave acquisition in the second quarter of 2017 were as follows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$64.49	$60.97	$3.52	5.8
Residential video (1)	$80.79	$73.53	$7.26	9.9
Residential voice (1)	$34.54	$34.53	$0.01	-
Business services (2)	$174.25	$165.98	$8.27	5.0

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period.

Residential data service revenues increased $23.9 million, or 14.1%, due primarily to an increase in residential data customers of 25.7% year-over-year as a result of the NewWave operations during the second quarter of 2017 and organic subscriber growth, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues increased $8.5 million, or 5.7%, due primarily to an increase in residential video customers of 12.9% as a result of the NewWave operations during the second quarter of 2017 and a rate adjustment in the first quarter of 2017.

Residential voice service revenues decreased $1.0 million, or 4.4%, due primarily to a decrease in legacy Cable One voice customers, partially offset by increased customers as a result of the NewWave operations during the second quarter of 2017.

Business services revenues increased $11.2 million, or 23.2%, due primarily to the NewWave operations during the second quarter of 2017, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2017. Total business customer relationships increased 29.4% year-over-year. Overall, business services comprised 13.3% of our total revenues for the six months ended June 30, 2017 compared to 11.9% of our total revenues for the six months ended June 30, 2016.

Advertising sales revenues decreased $2.0 million, or 14.9%, primarily as a result of fewer video customers to be reached by advertising spots.

Other revenues increased $0.6 million, or 11.9%.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $152.9 million for the six months ended June 30, 2017 and increased $0.8 million, or 0.5%, compared to the year ago period. Operating expenses as a percentage of revenues were 34.1% for the first half of 2017 compared to 37.3% for the first half of 2016. Additional operating expenses attributable to the NewWave operations were $15.9 million for the first half of 2017. This increase was partially offset by an $8.6 million decrease in labor costs associated with our aforementioned change in accounting estimate for capitalized labor costs, a $2.8 million decrease in programming costs resulting from fewer video subscribers, a $1.6 million decrease in backbone and internet connectivity fees, and lower group insurance and repairs and maintenance costs.

Selling, general and administrative expenses increased $9.5 million, or 10.9%, to $96.9 million. Selling, general and administrative expenses as a percentage of revenues were 21.6% and 21.4% for the six months ended June 30, 2017 and 2016, respectively. Additional selling, general and administrative expenses attributable to the NewWave operations were $5.0 million for the first half of 2017. The remaining increase was due to increases in legacy Cable One acquisition-related expenses of $4.1 million and severance costs of $2.6 million, partially offset by a $2.4 million decrease in labor costs associated with our aforementioned change in accounting estimate for capitalized labor costs.

Depreciation and amortization increased $15.9 million, or 22.9%, including $7.9 million attributable to the NewWave operations. The increase was due primarily to new assets placed in service since the second quarter of 2016, including property, plant and equipment and amortized intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the second quarter of 2016. As a percentage of revenues, depreciation and amortization expense was 19.0% for the six months ended June 30, 2017 compared to 17.0% for the six months ended June 30, 2016.

We recognized a net gain on disposal of assets of $5.7 million in the first half of 2017, primarily related to the sale of a portion of a non-operating property that included our previous headquarters building. In the first half of 2016, we recognized a net loss of $0.6 million on disposals of assets.

Interest Expense

Interest expense increased $4.3 million, or 28.4%, due primarily to additional debt incurred during the second quarter of 2017 to finance the NewWave acquisition.

Other Income (Expense)

Other expense of less than $0.1 million for the six months ended June 30, 2017 was primarily attributable to the write-off of $0.6 million of debt issuance costs related to the additional debt incurred to finance the NewWave acquisition, largely offset by interest income. Other income of $0.7 million for the comparable year ago period consisted of interest income and certain tax credits.

Provision for Income Taxes

Provision for income taxes increased $7.9 million, or 26.6%, due primarily to an increase in income before taxes of $16.0 million. Our effective tax rate was 37.9% and 35.7% for the six months ended June 30, 2017 and 2016, respectively. The increase in the effective tax rate primarily relates to $2.2 million of income tax benefits from certain spin-off and state tax items recognized in the first quarter of 2016, which did not recur.

Net Income

As a result of the factors described above, our net income was $61.8 million for the six months ended June 30, 2017 compared to $53.7 million for the six months ended June 30, 2016.

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

Adjusted EBITDA is defined as net income plus interest expense, provision for income taxes, depreciation and amortization, equity-based compensation expense, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on disposal of assets, other (income) expense, net, and other unusual operating expenses, as provided in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. These costs are evaluated through other financial metrics.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our outstanding Notes and Senior Credit Facilities to determine compliance with the covenants contained in the Notes and Senior Credit Facilities. For the purpose of calculating compliance with leverage covenants, we use a measure similar to Adjusted EBITDA, as presented. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended June 30,		2017 vs. 2016
(dollars in thousands)	2017	2016	$ Change	% Change
Net income (1)	$28,576	$26,633	$1,943	7.3

Plus: Interest expense	11,782	7,549	4,233	56.1
Provision for income taxes	17,967	16,558	1,409	8.5
Depreciation and amortization	46,890	34,689	12,201	35.2
Equity-based compensation expense	2,418	3,420	(1,002)	(29.3)
Severance expense	1,345	-	1,345	NM
(Gain) loss on deferred compensation	339	100	239	239.0
Acquisition-related costs	3,242	445	2,797	NM
(Gain) loss on disposal of assets	462	157	305	194.3
Other (income) expense, net	322	(183)	505	NM

Adjusted EBITDA (1)	$113,343	$89,368	$23,975	26.8

	Six Months Ended June 30,		2017 vs. 2016
(dollars in thousands)	2017	2016	$ Change	% Change
Net income (1)	$61,790	$53,677	$8,113	15.1

Plus: Interest expense	19,389	15,104	4,285	28.4
Provision for income taxes	37,787	29,852	7,935	26.6
Depreciation and amortization	85,295	69,382	15,913	22.9
Equity-based compensation expense	4,845	6,466	(1,621)	(25.1)
Severance expense	2,599	-	2,599	NM
(Gain) loss on deferred compensation	429	(120)	549	NM
Acquisition-related costs	4,723	544	4,179	NM
(Gain) loss on disposal of assets	(5,686)	565	(6,251)	NM
Other (income) expense, net	35	(693)	728	(105.1)

Adjusted EBITDA (1)	$211,206	$174,777	$36,429	20.8

NM = Not meaningful.

(1)  Net income and Adjusted EBITDA include two months of NewWave operations and the favorable impact of a reduction in expense of $5.1 million and $11.0 million for the three and six months ended June 30, 2017, respectively, due to a change in accounting estimate related to capitalized labor costs. Without the contribution from NewWave operations, net income would have been $26.5 million and $59.7 million and Adjusted EBITDA growth would have been 14.2% and 14.4% for the three and six months ended June 30, 2017, respectively. Excluding both the NewWave impact and the change in estimate related to capitalized labor, net income would have been $23.4 million and $52.9 million and Adjusted EBITDA growth would have been 8.4% and 8.1% for the three and six months ended June 30, 2017, respectively.

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities, as amended, and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make planned capital expenditures, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Net cash provided by operating activities	$130,859	$125,580	$5,279	4.2
Net cash used in investing activities	(795,806)	(75,522)	(720,284)	NM
Net cash provided by (used in) financing activities	616,700	(66,516)	683,216	NM
Change in cash and cash equivalents	(48,247)	(16,458)	(31,789)	193.2
Cash and cash equivalents, beginning of period	138,040	119,199	18,841	NM
Cash and cash equivalents, end of period	$89,793	$102,741	$(12,948)	(12.6)

__________

NM = Not meaningful.

During the first half of 2017, our cash and cash equivalents decreased $48.2 million. At June 30, 2017, we had $89.8 million of cash on hand compared to $138.0 million at December 31, 2016. Our working capital was $30.8 million and $74.8 million at June 30, 2017 and December 31, 2016, respectively.

Net cash provided by operating activities was $130.9 million and $125.6 million for the first half of 2017 and 2016, respectively. The year-over-year change in operating cash flow was primarily attributable to higher net income adjusted for depreciation and amortization, equity-based compensation, deferred taxes and gain on disposal of assets, partially offset by changes in operating assets and liabilities. The change in operating assets and liabilities was due primarily to a change in income taxes receivable and accounts payable and accrued liabilities as a result of the timing of payments compared to the first half of 2016.

Net cash used in investing activities was $795.8 million and $75.5 million for the first half of 2017 and 2016, respectively. The increase was due primarily to the NewWave acquisition during the second quarter of 2017 and increased capital expenditures, partially offset by $10.1 million in proceeds received for the sale of a non-operating property in the first quarter of 2017.

Net cash provided by financing activities was $616.7 million in the first half of 2017 compared to net cash used in financing activities of $66.5 million for the first half of 2016. The change was primarily attributable to new debt incurred in connection with the NewWave acquisition during the second quarter of 2017, partially offset by the payment of debt issuance costs, repayment of the Term Loan and a reduction in share repurchases compared to the comparable prior year period.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the second quarter of 2017, we have repurchased 165,633 shares at an aggregate cost of $73.1 million. During the first half of 2017, we repurchased 700 shares at an aggregate cost of $0.4 million, of which all occurred during the first quarter. Additionally, we currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2017, the Board approved a quarterly dividend of $1.50 per share of common stock, which was paid on June 2, 2017.

Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022. The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year. The Notes are jointly and severally guaranteed on a senior unsecured basis (the “Guarantees”) by each of our existing and future domestic subsidiaries that guarantee the Senior Credit Facilities (the “Guarantors”). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At our option, the Notes may be redeemed in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to (but excluding) the redemption date plus a “make-whole” premium. We may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. Additionally, at any time prior to June 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets.

On June 30, 2015, we entered into the Credit Agreement among the Company, as borrower, the lenders party thereto, JPMorgan, as administrative agent, and the other agents party thereto.  The Credit Agreement provided for a five-year Revolving Credit Facility in an aggregate principal amount of $200 million and a five-year Term Loan Facility in an aggregate principal amount of $100 million. Concurrently with our entry into the Credit Agreement, we borrowed the full amount of the Term Loan Facility. The obligations under the Original Credit Facilities were obligations of the Company and were guaranteed by our subsidiary, Cable One VoIP LLC (“Cable One VoIP”).  The obligations under the Original Credit Facilities were secured, subject to certain exceptions, by substantially all of the assets of the Company and Cable One VoIP.

Borrowings under the Original Credit Facilities bore interest, at our option, at a rate per annum determined by reference to either LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin.  The applicable interest rate margin with respect to LIBOR borrowings was a rate per annum between 1.50% and 2.25% and the applicable interest rate margin with respect to adjusted base rate borrowings was a rate per annum between 0.50% and 1.25%, in each case determined on a quarterly basis by reference to a pricing grid based upon our total net leverage ratio. In addition, we are required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.25% per annum and 0.40% per annum, determined by reference to the pricing grid.

The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $2.8 million at June 30, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.625% per annum. We had $197.2 million available for borrowing under the Revolving Credit Facility at June 30, 2017.

On May 1, 2017, we entered into the Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto, pursuant to which we amended and restated the Credit Agreement and incurred $750 million of New Loans which were used, together with cash on hand, to (i) finance the transactions contemplated by the Merger Agreement, (ii) repay in full the Term Loan and (iii) pay related fees and expenses.

The New Loans consist of (a) a five-year Term Loan A in an aggregate principal amount of $250 million and (b) a seven-year Term Loan B in an aggregate principal amount of $500 million, which are guaranteed by our wholly owned subsidiaries and are secured, subject to certain exceptions, by substantially all assets of our company and the guarantors.

The interest margins applicable to the New Loans under the Amended and Restated Credit Agreement are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (x) with respect to the Term Loan A, 2.25% to 1.50% for LIBOR loans and 1.25% to 0.50% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio and (y) with respect to the Term Loan B, 2.25% for LIBOR loans and 1.25% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the outstanding balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment penalty if prepaid within six months of funding, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

As of June 30, 2017, outstanding borrowings under the Term Loan A and Term Loan B were $250 million and $500 million, and bore interest at a rate of 2.93% per annum and 3.43% per annum, respectively.

In connection with the New Loans, we incurred $15.2 million in debt issuance costs, of which $0.6 million was written off during the quarter ended June 30, 2017. Unamortized debt issuance costs totaled $21.6 million and $8.1 million at June 30, 2017 and December 31, 2016, respectively.

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

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Customer premise equipment	$13,941	$12,248
Commercial	4,347	2,909
Scalable infrastructure	16,872	25,163
Line extensions	6,149	4,004
Upgrade/rebuild	10,239	6,459
Support capital	24,882	14,240
Total	$76,430	$65,023

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations remaining as of June 30, 2017 (in thousands):

Years ending December 31,	Programming Purchase Commitments	Operating Leases	Total Debt, including Capital Leases	Other Purchase Obligations(1)	Total
2017 (remaining months)	$108,744	$1,116	$5,633	$12,611	$128,104
2018	180,550	1,761	14,392	19,204	215,907
2019	131,217	1,218	20,642	12,812	165,889
2020	62,401	827	26,892	6,878	96,998
2021	29,353	550	30,017	5,009	64,929
Thereafter	11	1,004	1,102,700	4,237	1,107,952
Total	$512,276	$6,476	$1,200,276	$60,751	$1,779,779

(1)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheet within Accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on tier placement as of June 30, 2017 and estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Total debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above and for capital leases.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

●

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was $1.9 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $3.5 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.

●

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Consolidated Statements of Operations and Comprehensive Income were $4.0 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively, and $7.5 million and $7.2 million for the six months ended June 30, 2017 and 2016, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of June 30, 2017 and December 31, 2016 totaled $8.8 million and $5.1 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. Except for the change in accounting estimate regarding labor capitalization as discussed in Note 1 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	the effect of our acquisition of NewWave on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
●	the potential diversion of senior management’s attention from our ongoing operations due to the acquisition of NewWave;
●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the NewWave transaction;
●	our ability to integrate NewWave’s operations into our own in an efficient and effective manner;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services product;
●	increases in programming costs and retransmission fees;
●	our ability to obtain support from vendors;
●	the effects of any significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	legislative and regulatory efforts to impose new legal requirements on our data services;
●	changing and additional regulation of our data, video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	the failure to meet earnings expectations;
●	the adequacy of our risk management framework;
●	changes in tax and other laws and regulations;
●	changes in GAAP or other applicable accounting policies; and
●	the other risks and uncertainties detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

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

Internal Control Over Financial Reporting

As a result of the NewWave acquisition on May 1, 2017, we have implemented internal controls over financial reporting to include consolidation of NewWave and acquisition-related accounting and disclosures. The NewWave operations utilize separate information and accounting systems and processes. Our management is in the process of reviewing and evaluating the design and operating effectiveness of internal control over financial reporting relating to the NewWave operations.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2017 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2017	-	$-	-	$176,865
May 1 to 31, 2017	-	$-	-	$176,865
June 1 to 30, 2017 (2)	149	$715.26	-	$176,865
Total	149	$715.26	-

(1)

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock), which was announced on August 7, 2015. Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases is based on a number of factors, including share price and business and market conditions.

(2)

Represents shares withheld from employees to satisfy estimated tax withholding obligations in connection with the vesting of restricted shares and exercises of SARs under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Description

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

10.2	Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the 2017 Proxy Statement of Cable One, Inc. filed on March 28, 2017).

10.3	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

 __________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	President and Chief Executive Officer

Date: August 8, 2017

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Chief Financial Officer

Date: August 8, 2017