Form 10-Q
period 2017-09-30
Cable One, Inc.
filed 2017-11-08
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of November 3, 2017
Common Stock, par value $0.01	5,729,380

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$118,701	$138,040
Accounts receivable, net	54,085	32,526
Income tax receivable	18,127	4,547
Prepaid assets	12,053	10,824
Total Current Assets	202,966	185,937
Property, plant and equipment, net	810,393	619,621
Intangibles, net	968,557	497,480
Goodwill	177,809	84,928
Other assets	5,508	9,305
Total Assets	$2,165,233	$1,397,271

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$101,310	$82,703
Deferred revenue	37,158	22,190
Long-term debt - current portion	12,813	6,250
Total Current Liabilities	151,281	111,143
Long-term debt	1,164,070	530,886
Deferred income taxes	298,324	276,297
Accrued compensation and other liabilities	25,934	24,434
Total Liabilities	1,639,609	942,760

Commitments and contingencies (see Note 12)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,728,358 and 5,708,223 shares outstanding as of September 30, 2017 and December 31, 2016, respectively)	60	59
Additional paid-in capital	25,590	17,669
Retained earnings	577,892	511,776
Accumulated other comprehensive loss	(441)	(446)
Treasury stock, at cost (159,541 and 179,676 shares held as of September 30, 2017 and December 31, 2016, respectively)	(77,477)	(74,547)
Total Stockholders' Equity	525,624	454,511
Total Liabilities and Stockholders' Equity	$2,165,233	$1,397,271

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2017	2016	2017	2016
Revenues	$253,846	$205,536	$702,315	$612,898
Costs and expenses
Operating (excluding depreciation and amortization)	91,894	75,631	245,026	227,731
Selling, general and administrative	51,968	48,807	148,695	136,182
Depreciation and amortization	45,580	36,218	130,875	105,600
(Gain) loss on disposal of assets	2,506	1,060	(3,180)	1,625
Total operating costs and expenses	191,948	161,716	521,416	471,138
Income from operations	61,898	43,820	180,899	141,760
Interest expense	(14,019)	(7,529)	(33,408)	(22,633)
Other income (expense), net	278	4,329	243	5,023
Income before income taxes	48,157	40,620	147,734	124,150
Provision for income taxes	16,643	19,746	54,430	49,598
Net income	$31,514	$20,874	$93,304	$74,552

Other comprehensive gain (loss), net of tax	1	28	5	83
Comprehensive income	$31,515	$20,902	$93,309	$74,635

Net income per common share:
Basic	$5.55	$3.65	$16.43	$12.96
Diluted	$5.48	$3.63	$16.24	$12.91
Weighted average common shares outstanding:
Basic	5,680,600	5,720,257	5,678,485	5,753,204
Diluted	5,753,910	5,755,161	5,745,783	5,776,504

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2016	5,708,223	$59	$17,669	$511,776	$(74,547)	$(446)	$454,511
Net income	-	-	-	93,304	-	-	93,304
Changes in pension, net of tax	-	-	-	-	-	5	5
Equity-based compensation	-	-	7,921	-	-	-	7,921
Issuance of equity awards, net of forfeitures	24,292	1	-	-	-	-	1
Repurchases of common stock	(700)	-	-	-	(399)	-	(399)
Withholding tax for equity awards	(3,457)	-	-	-	(2,531)	-	(2,531)
Dividends paid to stockholders	-	-	-	(27,188)	-	-	(27,188)
Balance at September 30, 2017	5,728,358	$60	$25,590	$577,892	$(77,477)	$(441)	$525,624

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$93,304	$74,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,875	105,600
Amortization of debt issuance costs	2,183	1,233
Equity-based compensation	7,921	9,653
Write-off of debt issuance costs	613	-
Gain on sale of cable system	-	(4,165)
Deferred income taxes	11,307	563
(Gain) loss on disposal of assets	(3,180)	1,625
Changes in operating assets and liabilities:
Accounts receivable, net	(6,532)	3,737
Income tax receivable	(13,580)	-
Prepaid assets	884	(4,292)
Accounts payable and accrued liabilities	(6,618)	6,433
Deferred revenue	452	(460)
Income taxes payable	-	(2,938)
Other assets and liabilities, net	2,159	2,031
Net cash provided by operating activities	219,788	193,572

Cash flows from investing activities:
Purchase of business, net of cash acquired	(727,947)	-
Capital expenditures	(128,830)	(91,343)
Change in accrued expenses related to capital expenditures	1,982	(17,706)
Proceeds from sale of cable system, net	-	6,752
Acquisition of cable system	-	(760)
Proceeds from sales of property, plant and equipment	11,334	377
Net cash used in investing activities	(843,461)	(102,680)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	750,000	-
Payment of debt issuance costs	(15,224)	-
Payments on long-term debt	(97,825)	(2,512)
Repurchases of common stock	(399)	(56,141)
Payment of withholding tax for equity awards	(2,531)	-
Dividends paid to stockholders	(27,188)	(25,874)
Cash overdraft	(2,499)	(1,863)
Net cash provided by (used in) financing activities	604,334	(86,390)

Change in cash and cash equivalents	(19,339)	4,502
Cash and cash equivalents, beginning of period	138,040	119,199
Cash and cash equivalents, end of period	$118,701	$123,701

Supplemental cash flow disclosures:
Cash paid for interest	$20,437	$14,781
Cash paid for income taxes	$57,397	$51,372

See accompanying notes to unaudited condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc. (“Cable One” or the “Company”) owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 21 Western, Midwestern and Southern states of the United States of America. Prior to July 1, 2015, Cable One operated as a wholly owned subsidiary of Graham Holdings Company (“GHC”). As of September 30, 2017, Cable One provided service to 637,653 data customers, 370,713 video customers and 135,515 voice customers. On May 1, 2017, Cable One completed the acquisition of all of the outstanding equity interests of RBI Holding LLC (“NewWave”) and NewWave became a wholly owned subsidiary of Cable One. Cable One paid a purchase price of $740.2 million in cash on a debt-free basis and subject to customary post-closing adjustments. See Note 2 for details on this transaction.

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

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Change in Accounting Estimate. As a result of additional information available from new systems and processes, the Company changed its accounting estimate related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities beginning in the first quarter of 2017. Capitalized labor costs increased $6.2 million in the third quarter of 2017 compared to the third quarter of 2016 and $17.2 million for the nine months ended September 30, 2017 compared to the year ago period primarily as a result of the change in estimate.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 was effective beginning in the first quarter of 2017. The Company will prospectively record a deferred tax benefit or expense associated with the difference between book and tax for equity-based compensation expense, which is expected to result in increased volatility to the Company’s income tax expense. The Company also established an accounting policy election to assume zero forfeitures for stock award grants and account for forfeitures when they occur, which prospectively impacts stock compensation expense. Other aspects of the adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also expands the required disclosures to include the disaggregation of revenue from contracts with customers into categories that depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. During 2016, the FASB issued additional interpretive guidance relating to the standard which covered the topics of principal versus agent considerations and identifying performance obligations and licensing. The standard is effective in the first quarter of 2018. The two permitted transition methods under the standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has substantially completed the review of its revenue arrangements and has concluded that the majority of its residential customer revenue is not under an extended contract and will be evaluated on a month-to-month basis and, as such, the Company does not anticipate significant changes related to revenue recognition for such customers. However, the Company expects that the standard will impact the timing of recognition of installation revenue related to its business contracts. In addition, the standard requires the deferral of any contract acquisition costs, such as customer incentives, commission payments and discounts. The Company does not currently defer any contract acquisition costs, but will defer these costs in the future, which could have an impact on the timing of operating expense recognition. The Company is currently in the process of evaluating which method of transition will be utilized and identifying and implementing changes to its process, policies and internal controls to meet the standard’s reporting and disclosure requirements.

2.	NEWWAVE ACQUISITION

On January 18, 2017, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire NewWave from funds affiliated with GTCR LLC. NewWave was a cable operator providing data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. Cable One and NewWave shared similar strategies, customer demographics, and products. Accordingly, the acquisition of NewWave offers the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies. The Company paid a purchase price of $740.2 million in cash and completed the transaction on May 1, 2017. See Note 6 for details regarding the financing of the acquisition.

The Company accounted for the NewWave acquisition as a business combination pursuant to ASC 805 - Business Combinations. Accordingly, acquisition costs are not included as components of consideration transferred, and instead are accounted for as expenses in the period in which the costs are incurred. During the three and nine months ended September 30, 2017, the Company incurred acquisition-related costs of $0.6 million and $5.3 million, respectively, which are included in Selling, general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.

In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The adjustments described below were developed based on management's assumptions and estimates, including assumptions relating to the consideration paid and the allocation thereof to the assets acquired and liabilities assumed from NewWave based on preliminary estimates of fair value. The preliminary estimates of the fair values of consideration transferred and assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. During the third quarter of 2017, the Company recorded a $0.9 million increase to Prepaid assets, a $1.2 million increase to Accounts payable and accrued liabilities and a $0.8 million reduction in purchase price consideration, resulting in a net decrease to recognized goodwill of $0.6 million. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date. The following table summarizes the provisional allocation of the purchase price consideration as of the acquisition date (in thousands):

Provisional Allocation
Assets
Cash and cash equivalents	$12,220
Accounts receivable	15,027
Prepaid assets	2,113
Property, plant and equipment	192,234
Intangibles	476,300
Other assets	370
Total	698,264

Liabilities
Accounts payable and accrued liabilities	25,742
Deferred revenue	14,516
Deferred income taxes	10,720
Total	50,978

Net assets acquired	647,286
Purchase price consideration	740,166
Goodwill recognized	$92,880

Acquired intangible assets consist of the following (dollars in thousands):

	Provisional Estimated Fair Value	Provisional Estimated Weighted Average Useful Life (in years)
Franchise agreements	$320,000	Indefinite
Customer relationships	$155,000	14
Trademark and trade name	$1,300	1

The total weighted average amortization period for the acquired intangibles is 13.9 years.

The acquisition produced $92.9 million of goodwill, increasing the Company’s goodwill balance to $177.8 million. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. Goodwill arising from the NewWave acquisition is deductible for tax purposes.

The Company recognized revenues of $47.5 million and $79.7 million and net income of $2.8 million and $4.9 million for the three and nine months ended September 30, 2017, respectively, relating to the NewWave operations, which included charges for the amortization of acquired intangible assets of $3.1 million and $5.2 million, respectively.

The following unaudited pro forma condensed combined results of operations for the three and nine months ended September 30, 2017 and 2016 have been prepared as if the acquisition of NewWave had occurred on January 1, 2016 and include adjustments for depreciation expense, amortization of intangibles, interest expense from financing, non-recurring acquisition-related costs and the related aggregate impact on the provision for income taxes (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$253,846	$250,644	$766,231	$747,593
Net income	$31,514	$18,558	$95,326	$66,028
Net income per common share:
Basic	$5.55	$3.24	$16.79	$11.48
Diluted	$5.48	$3.22	$16.59	$11.43

The unaudited pro forma condensed combined results of operations is provided for informational purposes only and is not necessarily indicative of or intended to represent the results that would have been achieved had the NewWave acquisition been consummated as of January 1, 2016 or the results that may be achieved in the future.

3.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Residential
Data	$109,340	$86,797	$302,696	$256,267
Video	88,601	73,841	245,928	222,710
Voice	11,265	10,475	32,549	32,733
Business services	35,168	25,406	94,673	73,724
Advertising sales	5,885	6,460	17,477	20,079
Other	3,587	2,557	8,992	7,385
Total revenues	$253,846	$205,536	$702,315	$612,898

The amount of franchise fees recorded on a gross basis and included in residential video revenues above was $4.1 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $11.6 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cable distribution systems	$1,257,762	$1,048,790
Customer premise equipment	200,961	181,852
Other equipment and fixtures	379,205	359,957
Buildings and leasehold improvements	95,359	88,592
Capitalized software	88,651	83,815
Construction in progress	59,976	64,822
Land	11,593	9,612
Total property, plant and equipment	2,093,507	1,837,440
Less accumulated depreciation	(1,283,114)	(1,217,819)
Property, plant and equipment, net	$810,393	$619,621

Depreciation expense was $42.5 million and $36.2 million for the three months ended September 30, 2017 and 2016, respectively, and $125.6 million and $105.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company's previous headquarters building and adjoining property were held for sale at December 31, 2016. In January 2017, the Company sold a portion of this property for $10.1 million in gross proceeds and recognized a related gain of $6.6 million. The remaining property’s carrying value of $4.6 million is included in Other assets in the Condensed Consolidated Balance Sheet as assets held for sale at September 30, 2017.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2017 and December 31, 2016 was $177.8 million and $84.9 million, respectively, with the increase attributable to the NewWave acquisition on May 1, 2017. The Company historically has not recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				September 30, 2017
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,863	$275
Customer relationships		14		$155,000	$4,613	$150,387
NewWave trademark and trade name		1		$1,300	$542	$758
Indefinite-Lived Intangible Assets (Excluding Goodwill)
Franchise agreements				$817,137

				December 31, 2016
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Amortized Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,794	$344
Indefinite-Lived Intangible Assets (Excluding Goodwill)
Franchise agreements				$497,136

Amortization expense was $3.1 million and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $5.2 million and less than $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

6.	LONG-TERM DEBT

The carrying amount of long-term debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Notes	$450,000	$450,000
Senior Credit Facilities	747,188	95,000
Capital lease obligation	271	284
Total debt	1,197,459	545,284
Less unamortized debt issuance costs	(20,576)	(8,148)
Less current portion of long-term debt	(12,813)	(6,250)
Total Long-term debt	$1,164,070	$530,886

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

The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $3.1 million at September 30, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.75% per annum. The Company had $196.9 million available for borrowing under the Revolving Credit Facility at September 30, 2017.

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

The interest margins applicable to the New Loans under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (x) with respect to the Term Loan A, 2.25% to 1.50% for LIBOR loans and 1.25% to 0.50% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio and (y) with respect to the Term Loan B, 2.25% for LIBOR loans and 1.25% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment penalty if prepaid within six months of funding, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

As of September 30, 2017, outstanding borrowings under the Term Loan A and Term Loan B were $248.4 million and $498.8 million, and bore interest at a rate of 3.07% per annum and 3.57% per annum, respectively.

In connection with the New Loans, the Company incurred $15.2 million in debt issuance costs, of which $0.6 million was written off during the quarter ended June 30, 2017. Unamortized debt issuance costs totaled $20.6 million and $8.1 million at September 30, 2017 and December 31, 2016, respectively.

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

The Company was in compliance with all debt covenants as of September 30, 2017.

As of September 30, 2017, the future maturities of long-term debt were as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining months)	$2,817
2018	14,392
2019	20,642
2020	26,892
2021	30,017
Thereafter	1,102,699
Total	$1,197,459

7.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $19.3 million and $18.2 million at September 30, 2017 and December 31, 2016, respectively. These liabilities are included in Accounts payable and accrued liabilities (for the current portion) and Accrued compensation and other liabilities (for the noncurrent portion) in the Condensed Consolidated Balance Sheets. These liabilities represent the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.

The carrying amounts and fair values of the Company’s money market and commercial paper investments and long-term debt (including the current portion) as of September 30, 2017 were as follows (in thousands):

	September 30, 2017
	Carrying	Fair
	Amount	Value
Assets:
Money market investments	$25,038	$25,038
Commercial paper	$84,879	$84,856
Long-term debt, including current portion:
Notes	$450,000	$471,375
Senior Credit Facilities	$747,188	$747,188

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

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through September 30, 2017, the Company had repurchased 165,633 shares at an aggregate cost of $73.1 million. In 2017, the Company repurchased 700 shares at an aggregate cost of $0.4 million, of which all occurred during the first quarter.

Tax Withholding for Equity Awards. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Shares of common stock with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon vesting of restricted stock and exercises of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted during the three and nine months ended September 30, 2017 were $2.1 million and $2.5 million, for which the Company withheld 2,791 and 3,457 shares of common stock, respectively. Treasury shares of 159,541 held at September 30, 2017 include the aforementioned shares withheld for withholding tax.

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

The 2015 Plan provides that, subject to certain adjustments for specified corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is 334,870, which is equal to the number of remaining shares of Company common stock available for future issuance under the Original 2015 Plan as of May 2, 2017, regardless of whether such shares were subject to outstanding awards as of such date, and no more than 329,962 shares may be issued pursuant to incentive stock options. At September 30, 2017, 316,549 shares were available for issuance under the 2015 Plan.

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

The compensation arrangements for the Company’s non-employee directors as of September 30, 2017 provided that each non-employee director is entitled to an annual retainer of $75,000 in cash, plus an additional annual cash retainer for each non-employee director who serves as a committee chair or as lead independent director and approximately $125,000 in RSUs.  Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date, subject to the director’s continued service through such vesting date.  Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. Any dividends associated with RSUs granted prior to the 2017 annual grant of RSUs will be converted into Dividend Equivalent Units (“DEUs”), which will be delivered at the time of settlement of the associated RSUs. Commencing with the 2017 annual grant of RSUs, dividends associated with RSUs will be paid out in cash at the time of settlement. As of September 30, 2017, 3,178 RSUs, including DEUs, were vested and deferred.

Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activities is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2016	38,425	$402.21
Granted	16,821	$631.10
Granted due to performance achievement	5,006	$433.66
Forfeited	(4,943)	$437.17
Vested	(3,163)	$415.39
Outstanding as of September 30, 2017	52,146	$473.61

Vested and unissued as of September 30, 2017	3,178	$436.37

Compensation expense associated with restricted stock is recognized on a straight-line basis over the vesting period. Equity-based compensation expense for restricted stock was $2.2 million and $5.5 million for the three and nine months ended September 30, 2017, respectively.  At September 30, 2017, there was $8.8 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.0 years.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2016	136,000	$426.80	$88.07	$26,510	8.7
Granted	24,432	$632.15	$140.44	$-	9.3
Exercised	(21,450)	$422.31	$87.22
Forfeited	(11,652)	$422.31	$87.22
Outstanding as of September 30, 2017	127,330	$467.37	$98.34	$32,437	8.2

Vested and exercisable as of September 30, 2017	39,673	$422.61	$87.29	$11,882	7.9

The fair value of the SARs was measured based on the Black-Scholes model. The weighted average inputs used in the model for grants awarded during the nine months ended September 30, 2017 were as follows:

2017
Expected volatility	20.83%
Risk-free interest rate	2.13%
Expected term (in years)	6.25
Expected dividend yield	0.95%

Compensation expense associated with SARs is recognized on a straight-line basis over the vesting period. Equity-based compensation expense for SARs was $0.9 million and $2.4 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, there was $8.2 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.5 years.

Compensation Expense. Total equity-based compensation expense recognized was $3.1 million and $3.2 million for the three months ended September 30, 2017 and 2016, respectively, and $7.9 million and $9.7 million for the nine months ended September 30, 2017 and 2016, respectively, and was included in Selling, general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recognized an income tax benefit of $2.0 million related to equity-based awards during the nine months ended September 30, 2017. The deferred tax asset related to all outstanding equity-based awards was $6.8 million as of September 30, 2017.

10.	INCOME TAXES

The Company’s effective tax rate was 34.6% and 48.6% for the three months ended September 30, 2017 and 2016, respectively, and 36.8% and 40.0% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the same quarter in the prior year primarily relates to $4.1 million of income tax adjustments associated with certain pre-spin-off items and a $0.7 million adjustment associated with a change in a state apportionment calculation recorded in the third quarter of 2016, coupled with $1.7 million of income tax benefits primarily attributable to equity-based awards recorded in the third quarter of 2017. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the prior year period primarily relates to a net $2.6 million income tax adjustment mainly associated with certain pre-spin-off items recorded in 2016 and $1.7 million of income tax benefits primarily attributable to equity-based awards recorded throughout 2017.

11.	NET INCOME PER SHARE

Basic net income per common share is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share further includes any common shares available to be issued upon vesting or exercise of outstanding equity awards if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$31,514	$20,874	$93,304	$74,552
Denominator:
Weighted average common shares outstanding - basic	5,680,600	5,720,257	5,678,485	5,753,204
Effect of dilutive equity awards (1)	73,310	34,904	67,298	23,300
Weighted average common shares outstanding - diluted	5,753,910	5,755,161	5,745,783	5,776,504

Net income per share:
Basic	$5.55	$3.65	$16.43	$12.96
Diluted	$5.48	$3.63	$16.24	$12.91

(1)

SARs outstanding that were not included in the diluted net income per share calculation because the effect would have been anti-dilutive were 2,669 and 0 for the three months ended September 30, 2017 and 2016, respectively, and 2,354 and 12,787 for the nine months ended September 30, 2017 and 2016, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and is a defendant in various civil lawsuits that have arisen in the ordinary course of its business. Such matters include: contract disputes; actions alleging negligence; invasion of privacy; trademark, copyright and patent infringement; violations of applicable wage and hour laws; statutory or common law claims involving current and former employees; and other matters. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that either future material losses from existing legal proceedings are not reasonably possible or that future material losses in excess of the amounts accrued are not reasonably possible.

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

GHC Agreements. On June 16, 2015, the Company entered into several agreements with GHC that set forth the principal actions taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The aggregate costs and reimbursements paid to GHC totaled less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K as filed with the SEC on March 1, 2017. Our results of operations for the three and nine months ended September 30, 2017 may not be indicative of our future results.

Overview

Our Business

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 77% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are the seventh-largest cable system operator in the United States based on customers and revenues in 2016, providing service to 796,110 residential and business customers out of approximately 2.1 million homes passed as of September 30, 2017. Of these customers, 637,653 subscribed to data services, 370,713 subscribed to video services and 135,515 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first nine months of 2017, they are residential data (43.1%), residential video (35.0%), business services (data, video and voice – 13.5%), residential voice (4.6%) and advertising sales (2.5%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs.

On May 1, 2017, we completed the acquisition of all of the outstanding equity interests of NewWave, and NewWave became a wholly owned subsidiary of ours. We paid a purchase price of $740.2 million in cash on a debt-free basis and subject to customary post-closing adjustments. See Note 2 of the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for details on this transaction. Our results of operations for the nine months ended September 30, 2017 include five months of NewWave operations following the completion of the acquisition.

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

The trends described above have impacted our four largest product lines in the following ways:

●

Residential data. We experienced growth in the number of, and revenues from, our residential data customers every year since 2013. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our recent upgrades in broadband capacity, our ability to offer higher access speeds than many of our competitors and our Wi-Fi support service.

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the FCC used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”). According to the Order, the FCC will forbear from systematic rate regulation of internet access service at the subscriber level, which we believe will permit us to continue to manage data usage efficiently by establishing appropriate rates. However, the Order also imposes on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed. In June 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the Order in its entirety. On May 1, 2017, the U.S. Court of Appeals for the D.C. Circuit denied a petition for an en banc rehearing of the June 2016 decision upholding the Order. In September 2017, several parties, including the American Cable Association and NCTA – the Internet & Television Association (the “NCTA”), filed petitions for certiorari with the U.S. Supreme Court. Responses to the petitions are due in December 2017. In May 2017, the FCC issued a Notice of Proposed Rulemaking to revise the Open Internet rules previously adopted in the Order, and comments were filed by August 2017. Congress also has proposed legislation regarding the Open Internet rules. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress or the courts may affect our operations or impose costs on our business.

 Results of Operations

PSUs and Customer Counts by Primary Products

As of September 30, 2017, our total PSUs increased 185,717 year-over-year, with increases in residential data, video and voice PSUs of 114,842, 38,271, and 10,785, respectively, and an increase in business PSUs of 21,819. Our total customer relationships increased 138,022, or 21.0%, year-over-year. The year-over-year increases were primarily attributable to new customers acquired as a result of the NewWave acquisition.

The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	As of September 30,		Annual Net Gain/(Loss)
	2017	2016	Change	% Change
Residential data PSUs	581,510	466,668	114,842	24.6
Residential video PSUs (1)	353,860	315,589	38,271	12.1
Residential voice PSUs	111,295	100,510	10,785	10.7
Total residential PSUs	1,046,665	882,767	163,898	18.6

Business data PSUs (2)	56,143	43,905	12,238	27.9
Business video PSUs	16,853	13,797	3,056	22.1
Business voice PSUs (3)	24,220	17,695	6,525	36.9
Total business PSUs	97,216	75,397	21,819	28.9

Total PSUs	1,143,881	958,164	185,717	19.4

Total residential customer relationships	731,099	607,399	123,700	20.4
Total business customer relationships	65,011	50,689	14,322	28.3
Total customer relationships	796,110	658,088	138,022	21.0

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

The following table provides an overview of selected customer data for our legacy Cable One cable systems excluding the impact of PSUs and customers attained as a result of the NewWave acquisition for the time periods specified:

	As of September 30,		Annual Net Gain/(Loss)
	2017	2016	Change	% Change
Residential data PSUs	471,537	466,668	4,869	1.0
Residential video PSUs (1)	274,258	315,589	(41,331)	(13.1)
Residential voice PSUs	89,259	100,510	(11,251)	(11.2)
Total residential PSUs	835,054	882,767	(47,713)	(5.4)

Business data PSUs (2)	47,525	43,905	3,620	8.2
Business video PSUs	13,002	13,797	(795)	(5.8)
Business voice PSUs (3)	19,440	17,695	1,745	9.9
Total business PSUs	79,967	75,397	4,570	6.1

Total PSUs	915,021	958,164	(43,143)	(4.5)

Total residential customer relationships	593,388	607,399	(14,011)	(2.3)
Total business customer relationships	53,926	50,689	3,237	6.4
Total customer relationships	647,314	658,088	(10,774)	(1.6)

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

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Revenues

Revenues increased $48.3 million, or 23.5%, due primarily to increases in residential data, residential video and business services revenues of $22.5 million, $14.8 million and $9.8 million, respectively. The increase was the result of the NewWave operations and organic growth in our higher margin product lines of residential data and business services. Revenues for the third quarter of 2017 were negatively impacted by approximately $1.6 million due to lost revenues from waived service offering charges associated with Hurricane Harvey.

Revenues by service offering were as follows for the three months ended September 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$109,340	43.1	$86,797	42.2	$22,543	26.0
Residential video	88,601	34.9	73,841	35.9	14,760	20.0
Residential voice	11,265	4.4	10,475	5.1	790	7.5
Business services	35,168	13.9	25,406	12.4	9,762	38.4
Advertising sales	5,885	2.3	6,460	3.2	(575)	(8.9)
Other	3,587	1.4	2,557	1.2	1,030	40.3
Total revenues	$253,846	100.0	$205,536	100.0	$48,310	23.5

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$62.49	$62.07	$0.42	0.7
Residential video (1)	$81.96	$76.85	$5.11	6.6
Residential voice (1)	$33.26	$34.18	$(0.92)	(2.7)
Business services (2)	$181.37	$168.80	$12.57	7.4

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period.

Revenues by service offering, excluding the impact of revenues related to NewWave, were as follows for the three months ended September 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$93,317	45.2	$86,797	42.2	$6,520	7.5
Residential video	68,260	33.1	73,841	35.9	(5,581)	(7.6)
Residential voice	8,908	4.3	10,475	5.1	(1,567)	(15.0)
Business services	28,103	13.6	25,406	12.4	2,697	10.6
Advertising sales	5,496	2.7	6,460	3.2	(964)	(14.9)
Other	2,266	1.1	2,557	1.2	(291)	(11.4)
Total revenues	$206,350	100.0	$205,536	100.0	$814	0.4

Average monthly revenue per unit, excluding the impact of revenues and customers attained as a result of the NewWave acquisition, were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$65.74	$62.07	$3.67	5.9
Residential video (1)	$81.41	$76.85	$4.56	5.9
Residential voice (1)	$32.75	$34.18	$(1.43)	(4.2)
Business services (2)	$174.52	$168.80	$5.72	3.4

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period.

Residential data service revenues increased $22.5 million, or 26.0%, due primarily to an increase in residential data customers of 24.6% year-over-year as a result of the NewWave operations and organic subscriber growth, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues increased $14.8 million, or 20.0%, due primarily to an increase in residential video customers of 12.1% as a result of the NewWave operations and a rate adjustment in the first quarter of 2017.

Residential voice service revenues increased $0.8 million, or 7.5%, due primarily to an increase in residential voice customers of 10.7% as a result of the NewWave operations.

Business services revenues increased $9.8 million, or 38.4%, due primarily to the NewWave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2017. Total business customer relationships increased 28.3% year-over-year. Overall, business services comprised 13.9% of our total revenues for the third quarter of 2017 compared to 12.4% of our total revenues for the third quarter of 2016.

Advertising sales revenues decreased $0.6 million, or 8.9%, due primarily to a decrease in political advertising and fewer video customers to be reached by advertising spots.

Other revenues increased $1.0 million, or 40.3%, due primarily to the NewWave operations.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $91.9 million in the third quarter of 2017 and increased $16.3 million, or 21.5%, compared to the third quarter of 2016. Operating expenses as a percentage of revenues were 36.2% for the third quarter of 2017 compared to 36.8% for the year ago quarter. Additional operating expenses attributable to the NewWave operations were $24.2 million for the third quarter of 2017. This increase was partially offset by a $4.8 million decrease in labor costs associated with our change in accounting estimate for capitalized labor discussed in Note 1 of the Notes to our condensed consolidated financial statements, a $0.9 million decrease in backbone and internet connectivity fees, a $0.7 million decrease in programming costs resulting from fewer video subscribers and a $0.7 million decrease in contract labor.

Selling, general and administrative expenses increased $3.2 million, or 6.5%, to $52.0 million. Selling, general and administrative expenses as a percentage of revenues were 20.5% and 23.7% for third quarter of 2017 and 2016, respectively. Additional selling, general and administrative expenses attributable to the NewWave operations were $5.9 million for the third quarter of 2017. We also had increases in deferred compensation expenses of $1.1 million and insurance costs of $1.0 million, which were offset by decreases in acquisition-related costs of $2.0 million and marketing costs of $1.3 million, as well as a $1.4 million decrease in labor costs associated with our aforementioned change in accounting estimate for capitalized labor.

Depreciation and amortization increased $9.4 million, or 25.8%, including $12.2 million attributable to the NewWave operations. The increase was due primarily to new assets placed in service since the third quarter of 2016, including property, plant and equipment and amortized intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the third quarter of 2016. As a percentage of revenues, depreciation and amortization expense was 18.0% for the third quarter of 2017 compared to 17.6% for the third quarter of 2016.

We recognized a $2.5 million loss on disposal of assets for the third quarter of 2017, including $1.3 million associated with damage caused by Hurricane Harvey, compared to a $1.1 million net loss on disposal of assets for the year ago quarter.

Interest Expense

Interest expense increased $6.5 million, or 86.2%, due primarily to additional debt incurred to finance the NewWave acquisition.

Other Income (Expense)

Other income of $0.3 million in the third quarter of 2017 was primarily attributable to interest income. Other income of $4.3 million in the third quarter of 2016 consisted of a net gain on the sale of a cable system and interest income.

Provision for Income Taxes

Provision for income taxes decreased $3.1 million, or 15.7%. Our effective tax rate was 34.6% and 48.6% for the third quarter of 2017 and 2016, respectively. The decrease in our effective tax rate was due primarily to $4.1 million of income tax adjustments associated with certain pre-spin-off items and a $0.7 million adjustment associated with a change in a state apportionment calculation recorded in the third quarter of 2016, coupled with $1.7 million of income tax benefits primarily attributable to equity-based awards recorded in the third quarter of 2017.

Net Income

As a result of the factors described above, our net income was $31.5 million for the third quarter of 2017 compared to $20.9 million for the third quarter of 2016, an increase of 51.0%.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Revenues

Revenues increased $89.4 million, or 14.6%, due primarily to increases in residential data, residential video and business services revenues of $46.4 million, $23.2 million and $20.9 million, respectively. The increase was the result of the NewWave operations since May 1, 2017 and organic growth in our higher margin product lines of residential data and business services, partially offset by decreases in residential voice and advertising revenues.

Revenues by service offering were as follows for the nine months ended September 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$302,696	43.1	$256,267	41.8	$46,429	18.1
Residential video	245,928	35.0	222,710	36.3	23,218	10.4
Residential voice	32,549	4.6	32,733	5.4	(184)	(0.6)
Business services	94,673	13.5	73,724	12.0	20,949	28.4
Advertising sales	17,477	2.5	20,079	3.3	(2,602)	(13.0)
Other	8,992	1.3	7,385	1.2	1,607	21.8
Total revenues	$702,315	100.0	$612,898	100.0	$89,417	14.6

Average monthly revenue per unit for the indicated service offerings were as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$63.25	$61.39	$1.86	3.0
Residential video (1)	$81.37	$74.37	$7.00	9.4
Residential voice (1)	$34.15	$34.39	$(0.24)	(0.7)
Business services (2)	$178.92	$167.05	$11.87	7.1

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

Revenues by service offering, excluding the impact of revenues related to NewWave, were as follows for the nine months ended September 30, 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016		2017 vs. 2016
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$275,932	44.3	$256,267	41.8	$19,665	7.7
Residential video	211,554	34.0	222,710	36.3	(11,156)	(5.0)
Residential voice	28,578	4.6	32,733	5.4	(4,155)	(12.7)
Business services	82,967	13.3	73,724	12.0	9,243	12.5
Advertising sales	16,817	2.7	20,079	3.3	(3,262)	(16.2)
Other	6,786	1.1	7,385	1.2	(599)	(8.1)
Total revenues	$622,634	100.0	$612,898	100.0	$9,736	1.6

Average monthly revenue per unit, excluding the impact of revenues and customers attained as a result of the NewWave acquisition were as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$65.19	$61.39	$3.80	6.2
Residential video (1)	$80.94	$74.37	$6.57	8.8
Residential voice (1)	$33.96	$34.39	$(0.43)	(1.3)
Business services (2)	$174.84	$167.05	$7.79	4.7

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period.

Residential data service revenues increased $46.4 million, or 18.1%, due primarily to an increase in residential data customers of 24.6% year-over-year as a result of the NewWave operations and organic subscriber growth, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues increased $23.2 million, or 10.4%, due primarily to an increase in residential video customers of 12.1% as a result of the NewWave operations and a rate adjustment in the first quarter of 2017.

Residential voice service revenues decreased $0.2 million, or 0.6%, due primarily to a decrease in legacy Cable One voice customers of 11.2%, partially offset by increased customers as a result of the NewWave operations.

Business services revenues increased $20.9 million, or 28.4%, due primarily to the NewWave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2017. Total business customer relationships increased 28.3% year-over-year. Overall, business services comprised 13.5% of our total revenues for the nine months ended September 30, 2017 compared to 12.0% of our total revenues for the nine months ended September 30, 2016.

Advertising sales revenues decreased $2.6 million, or 13.0%, due primarily to a decrease in political advertising and fewer video customers to be reached by advertising spots.

Other revenues increased $1.6 million, or 21.8%, due primarily to the NewWave operations.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $245.0 million for the nine months ended September 30, 2017 and increased $17.3 million, or 7.6%, compared to the year ago period. Operating expenses as a percentage of revenues were 34.9% for the first three quarters of 2017 compared to 37.2% for the first three quarters of 2016. Additional operating expenses attributable to the NewWave operations were $40.3 million since the acquisition date. This increase was partially offset by a $13.5 million decrease in labor costs associated with our aforementioned change in accounting estimate for capitalized labor, a $3.5 million decrease in programming costs resulting from fewer video subscribers, a $2.5 million decrease in backbone and internet connectivity fees, and lower group insurance and repairs and maintenance costs.

Selling, general and administrative expenses increased $12.5 million, or 9.2%, to $148.7 million. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 22.2% for the nine months ended September 30, 2017 and 2016, respectively. Additional selling, general and administrative expenses attributable to the NewWave operations were $10.7 million for the first three quarters of 2017. The remaining increase was due to higher acquisition-related costs of $2.1 million, deferred compensation costs of $1.7 million and severance costs of $1.5 million, partially offset by a $3.8 million decrease in labor costs associated with our aforementioned change in accounting estimate for capitalized labor.

Depreciation and amortization increased $25.3 million, or 23.9%, including $20.1 million attributable to the NewWave operations. The increase was due primarily to new assets placed in service since the third quarter of 2016, including property, plant and equipment and amortized intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the third quarter of 2016. As a percentage of revenues, depreciation and amortization expense was 18.6% for the nine months ended September 30, 2017 compared to 17.2% for the nine months ended September 30, 2016.

We recognized a net gain on disposal of assets of $3.2 million for the first three quarters of 2017, primarily related to a gain recognized on the sale of a portion of a non-operating property that included our previous headquarters building, partially offset by a loss on fixed asset disposals, of which $1.3 million was associated with damage caused by Hurricane Harvey. In the first three quarters of 2016, we recognized a net loss of $1.6 million on disposals of assets.

Interest Expense

Interest expense increased $10.8 million, or 47.6%, due primarily to additional debt incurred to finance the NewWave acquisition.

Other Income (Expense)

Other income for the nine months ended September 30, 2017 primarily consisted of interest income of $0.8 million, partially offset by a $0.6 million write-off of debt issuance costs related to the additional debt incurred to finance the NewWave acquisition. Other income of $5.0 million for the comparable year ago period consisted of a $4.3 million gain on the sale of a cable system, interest income and certain tax credits.

Provision for Income Taxes

Provision for income taxes increased $4.8 million, or 9.7%. Our effective tax rate was 36.8% and 40.0% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate primarily relates to a net $2.6 million income tax adjustment mainly associated with certain pre-spin-off items recorded in 2016 and $1.7 million of income tax benefits primarily attributable to equity-based awards recorded throughout 2017.

Net Income

As a result of the factors described above, our net income was $93.3 million for the nine months ended September 30, 2017 compared to $74.6 million for the nine months ended September 30, 2016.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

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

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculation under our outstanding Senior Credit Facilities and Notes to determine compliance with the covenants contained in the Senior Credit Facilities and ability to take certain actions under the Indenture governing the Notes. For the purpose of calculating compliance with the leverage covenants in our debt instruments, we use a measure similar to Adjusted EBITDA, as presented. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended September 30,		2017 vs. 2016
(dollars in thousands)	2017	2016	$ Change	% Change
Net income (1)	$31,514	$20,874	$10,640	51.0

Plus: Interest expense	14,019	7,529	6,490	86.2
Provision for income taxes	16,643	19,746	(3,103)	(15.7)
Depreciation and amortization	45,580	36,218	9,362	25.8
Equity-based compensation expense	3,076	3,187	(111)	(3.5)
Severance expense	350	-	350	NM
(Gain) loss on deferred compensation	1,485	358	1,127	NM
Acquisition-related costs	557	2,512	(1,955)	(77.8)
(Gain) loss on disposal of assets	2,506	1,060	1,446	136.4
Other (income) expense, net	(278)	(4,329)	4,051	(93.6)

Adjusted EBITDA (1)	$115,452	$87,155	$28,297	32.5

	Nine Months Ended September 30,		2017 vs. 2016
(dollars in thousands)	2017	2016	$ Change	% Change
Net income (1)	$93,304	$74,552	$18,752	25.2

Plus: Interest expense	33,408	22,633	10,775	47.6
Provision for income taxes	54,430	49,598	4,832	9.7
Depreciation and amortization	130,875	105,600	25,275	23.9
Equity-based compensation expense	7,921	9,653	(1,732)	(17.9)
Severance expense	2,949	-	2,949	NM
(Gain) loss on deferred compensation	1,914	238	1,676	NM
Acquisition-related costs	5,280	3,056	2,224	72.8
(Gain) loss on disposal of assets	(3,180)	1,625	(4,805)	NM
Other (income) expense, net	(243)	(5,023)	4,780	(95.2)

Adjusted EBITDA (1)	$326,658	$261,932	$64,726	24.7

NM = Not meaningful.

(1)

Net income and Adjusted EBITDA include NewWave operations and the favorable impact of a reduction in expense of $6.2 million and $17.2 million for the three and nine months ended September 30, 2017, respectively, due to a change in accounting estimate related to capitalized labor costs. Without the contribution from NewWave operations, net income would have increased 37.3% to $28.7 million and 18.5% to $88.4 million and Adjusted EBITDA would have increased 12.4% to $98.0 million and 13.7% to $297.9 million for the three and nine months ended September 30, 2017, respectively. Excluding both the NewWave operations and the change in accounting estimate related to capitalized labor, net income would have increased 18.8% to $24.8 million and 4.2% to $77.7 million and Adjusted EBITDA would have increased 5.3% to $91.8 million and 7.1% to $280.6 million for the three and nine months ended September 30, 2017, respectively.

We believe Adjusted EBITDA is useful to investors in evaluating the operating performance of the Company. Adjusted EBITDA and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies.

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make planned capital expenditures, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Net cash provided by operating activities	$219,788	$193,572	$26,216	13.5
Net cash used in investing activities	(843,461)	(102,680)	(740,781)	NM
Net cash provided by (used in) financing activities	604,334	(86,390)	690,724	NM
Change in cash and cash equivalents	(19,339)	4,502	(23,841)	NM
Cash and cash equivalents, beginning of period	138,040	119,199	18,841	NM
Cash and cash equivalents, end of period	$118,701	$123,701	$(5,000)	(4.0)

NM = Not meaningful.

During the first three quarters of 2017, our cash and cash equivalents decreased $19.3 million. At September 30, 2017, we had $118.7 million of cash on hand compared to $138.0 million at December 31, 2016. Our working capital was $51.7 million and $74.8 million at September 30, 2017 and December 31, 2016, respectively.

Net cash provided by operating activities was $219.8 million and $193.6 million for the first three quarters of 2017 and 2016, respectively. The year-over-year increase in operating cash flow of $26.2 million was primarily attributable to an increase in Adjusted EBITDA of $64.7 million, partially offset by a $27.7 million difference in changes to net operating assets and liabilities, a $6.0 million increase in cash paid for taxes and a $5.7 million increase in cash paid for interest. The difference in changes in operating assets and liabilities primarily reflects changes in accounts receivable, income taxes receivable and accounts payable and accrued liabilities as a result of the timing of payments compared to the first three quarters of 2016.

Net cash used in investing activities was $843.5 million and $102.7 million for the first three quarters of 2017 and 2016, respectively. The increase of $740.8 million from the prior year period was due primarily to $727.9 million in net cash paid for the NewWave acquisition and a $17.8 million increase in cash paid for capital expenditures, partially offset by a $4.2 million increase in proceeds received for the sale of assets.

Net cash provided by financing activities was $604.3 million in the first three quarters of 2017 compared to net cash used in financing activities of $86.4 million for the first three quarters of 2016. The change was primarily attributable to $750.0 million of new debt incurred in connection with the NewWave acquisition, partially offset by the $97.8 million Term Loan repayment, the $15.2 million payment of debt issuance costs and a reduction in share repurchases of $55.7 million compared to the comparable prior year period.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the third quarter of 2017, we have repurchased 165,633 shares at an aggregate cost of $73.1 million. In first three quarters of 2017, we repurchased 700 shares at an aggregate cost of $0.4 million, of which all occurred during the first quarter. Additionally, we currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the third quarter of 2017, the Board approved a quarterly dividend of $1.75 per share of common stock, which was paid on September 1, 2017.

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

The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $3.1 million at September 30, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.75% per annum. We had $196.9 million available for borrowing under the Revolving Credit Facility at September 30, 2017.

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

The interest margins applicable to the New Loans under the Amended and Restated Credit Agreement are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (x) with respect to the Term Loan A, 2.25% to 1.50% for LIBOR loans and 1.25% to 0.50% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio and (y) with respect to the Term Loan B, 2.25% for LIBOR loans and 1.25% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the outstanding balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment penalty if prepaid within six months of funding, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

As of September 30, 2017, outstanding borrowings under the Term Loan A and Term Loan B were $248.4 million and $498.8 million, and bore interest at a rate of 3.07% per annum and 3.57% per annum, respectively.

In connection with the New Loans, we incurred $15.2 million in debt issuance costs, of which $0.6 million was written off during the quarter ended June 30, 2017. Unamortized debt issuance costs totaled $20.6 million and $8.1 million at September 30, 2017 and December 31, 2016, respectively.

We were in compliance with all debt covenants as of September 30, 2017.

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

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Customer premise equipment	$24,907	$17,320
Commercial	7,077	5,046
Scalable infrastructure	30,811	32,645
Line extensions	10,381	6,943
Upgrade/rebuild	12,905	9,633
Support capital	42,749	19,756
Total	$128,830	$91,343

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

Years ending December 31,	Programming Purchase Commitments	Operating Leases	Total Debt, including Capital Leases	Other Purchase Obligations(1)	Total
2017 (remaining months)	$54,036	$579	$2,817	$7,186	$64,618
2018	182,335	1,794	14,392	21,212	219,733
2019	130,043	1,300	20,642	13,997	165,982
2020	62,756	909	26,892	7,494	98,051
2021	28,889	611	30,017	4,714	64,231
Thereafter	-	1,137	1,102,699	4,659	1,108,495
Total	$458,059	$6,330	$1,197,459	$59,262	$1,721,110

(1)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Condensed Consolidated Balance Sheet within Accounts payable and accrued liabilities.

Programming and content purchases represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these contract requirements and commitments based on tier placement as of September 30, 2017 and estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Total debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above and for capital leases.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

●

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was $2.2 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $5.6 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively.

●

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Condensed Consolidated Statements of Operations and Comprehensive Income were $4.1 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $11.6 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of September 30, 2017 and December 31, 2016 totaled $8.8 million and $5.1 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

With the exception of contractual obligations, surety bonds and letters of credit noted above, we do not have any off-balance-sheet arrangements or financing activities with special-purpose entities.

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

An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. Except for the change in accounting estimate regarding labor capitalization as discussed in Note 1 of the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K as filed with the SEC on March 1, 2017.

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	the effect of our acquisition of NewWave on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
●	the potential diversion of senior management’s attention from our ongoing operations due to the acquisition of NewWave;
●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the acquisition of NewWave;
●	our ability to integrate NewWave’s operations into our own in an efficient and effective manner;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services product;
●	increases in programming costs and retransmission fees;
●	our ability to obtain support from vendors;
●	the effects of any significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	legislative and regulatory efforts to impose new legal requirements on our data services;
●	changing and additional regulation of our data, video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	the failure to meet earnings expectations;
●	the adequacy of our risk management framework;
●	changes in tax and other laws and regulations;
●	changes in GAAP or other applicable accounting policies; and
●	the other risks and uncertainties detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 1, 2017.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. There have been no significant changes to our market risk disclosures included in our Annual Report on Form 10-K as filed with the SEC on March 1, 2017.

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

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 1, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2017 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2017	-	$-	-	$176,865
August 1 to 31, 2017 (2)	1,291	$748.50	-	$176,865
September 1 to 30, 2017 (2)	1,500	$750.68	-	$176,865
Total	2,791	$749.67	-

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

Date: November 8, 2017

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Chief Financial Officer

Date: November 8, 2017