Form 10-K
period 2017-12-31
Cable One, Inc.
filed 2018-03-01
CIK 1632127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer	☑ ☐	Accelerated filer Smaller reporting company	☐ ☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐       No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017 was approximately $2.9 billion, based on the closing price for the registrant’s common stock on such date. For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant as of June 30, 2017 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 5,733,384 shares of the registrant’s common stock issued and outstanding as of February 23, 2018.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	the effect of our acquisition of RBI Holding LLC (“NewWave”) on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
●	the potential diversion of senior management’s attention from our ongoing operations due to the acquisition of NewWave;
●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the acquisition of NewWave;
●	our ability to integrate NewWave’s operations into our own in an efficient and effective manner;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services product;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any new significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	changing and additional regulation of our data, video and voice services, including legislative and regulatory efforts to impose new legal requirements on our data services;
●	changes in broadcast carriage regulations;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	the potential adverse effect of our indebtedness on our business, financial condition or results of operations and cash flows;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	the failure to meet earnings expectations;
●	the adequacy of our risk management framework;
●	changes in tax and other laws and regulations;
●	changes in our estimates of the impact of the 2017 Federal tax reform legislation;
●	changes in generally accepted accounting principles in the United States (“GAAP”) or other applicable accounting policies; and
●	the other risks and uncertainties detailed in the section titled “Risk Factors” in this Annual Report on Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1.        BUSINESS

Overview

Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 77% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are among the 10 largest cable system operators in the United States based on customers and revenues in 2017, providing service to 797,537 residential and business customers out of approximately 2.1 million homes passed as of December 31, 2017. Of these customers, 643,153 subscribed to data services, 363,888 subscribed to video services and 134,881 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues during 2017, they are residential data (43.2%), residential video (34.6%), business services (data, voice and video – 13.7%), residential voice (4.6%) and advertising sales (2.6%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs. In 2017, our Adjusted EBITDA margins for residential data and business services were approximately four and five times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 50% and 60% of total residential video revenues (in addition to the other material direct and indirect costs associated with residential video). None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are allocated equally on a per primary service unit (“PSU”) basis. Programming costs and retransmission fees have a meaningfully lower impact on business services margins than residential video because business services include data, voice and video, diminishing the relative impact of programming costs and retransmission fees on that product line as a whole.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall PSUs. Accordingly, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering. Since 2012, we have adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, residential voice service. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected life-time value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

The trends described above have impacted our four largest product lines in the following ways:

●

Residential data. We experienced growth in the number of, and revenues from, our residential data customers every year since 2013. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our continued upgrades in broadband capacity, our ability to offer higher access speeds than many of our competitors and our Wi-Fi support service.

●

Residential video. Residential video service is a competitive and highly penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect residential video revenues to continue to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their residential voice service and exclusively use wireless voice service. We believe this trend will continue because of competition from wireless voice service providers. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data and voice customers and revenues and expect this growth to continue. We attribute this growth to our strategic focus shift on increasing sales to business customers and our recently expanded efforts to attract enterprise business customers. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We made elevated levels of capital investments between 2012 and 2017 to increase our cable plant capacities and reliability, launch all-digital video services, which has freed up approximately half of average plant bandwidth for data services, and increase data capacity by moving from four-channel bonding to 32-channel bonding. We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave transaction described below, because we believe these investments are necessary to remain competitive. We expect to spend up to $60 million over three years, including $10 million spent in 2017, to enhance the acquired NewWave systems by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding to enable a 1 Gigabit per second (“Gbps”) download speed product launch, converting back office functions such as billing, accounting and service provisioning and migrating products to legacy Cable One platforms. The term “legacy Cable One” in this Annual Report on Form 10-K refers to Cable One operations excluding the impact or operations of NewWave.

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the Federal Communications Commission (the “FCC”) used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”), which imposed on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed and prescribes certain additional disclosure requirements. The Order was upheld in the courts, but in September 2017, several parties, including the American Cable Association and NCTA – The Internet & Television Association (the “NCTA”), filed petitions for certiorari with the U.S. Supreme Court. Responses to the petitions are due March 5, 2018. However, in December 2017, the FCC rescinded the majority of the Open Internet rules previously adopted in the Order, with the exception of the disclosure requirements. Several parties have challenged the FCC’s new rules in various Federal courts. Congress and several states also have proposed legislation regarding the net neutrality rules. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress, at the state level or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress, the states or the courts may affect our operations or impose costs on our business.

We serve our customers through a plant and network with 100% two-way capacity measuring approximately 750 MHz on average and DOCSIS 3.0 capabilities in all of our systems. Our technically advanced infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant offers fiber-to-the-node with ample unused capacity and standard download speeds of 100 Megabits per second (“Mbps”), which meaningfully distinguishes our offering from competitors in most of our markets. We have completed a multi-year investment program in our plant, which resulted in increased broadband capacity and reliability and which has enabled and will continue to enable us to offer even higher download speeds to our customers (at both the standard and enhanced data service levels), which we believe will reinforce our competitive strength in this area.

Corporate History

In 1986, The Washington Post Company (the prior name of our former corporate parent, Graham Holdings Company (“GHC”)) acquired from Capital Cities Communications, Inc. (“Capital Cities”) a number of other companies owning, in total, 53 cable television systems. The cable systems acquired in that transaction had approximately 350,000 subscribers in 15 Western, Midwestern and Southern states. All other mid-sized cable operators that existed when we were established have since exited the cable business.

Subsequent to the Capital Cities transaction, we completed over 30 acquisitions and dispositions of cable systems, both through cash sales and trades of certain of our cable systems for cable systems of other cable operators. We have been disciplined about the price we pay in acquisitions, acquiring new customers opportunistically at what we considered favorable prices. In the process, we have substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets. For example, we traded to other cable operators our cable systems in the Chicago, San Francisco, Cleveland and Indianapolis markets (which we acquired as part of the Capital Cities transaction) for cable systems in non-metropolitan markets that fit our business model.

On July 1, 2015, we became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of our spin-off from GHC. The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution (the “spin-off”) in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015, based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

In January 2017, we entered into an agreement to acquire NewWave, a cable operator providing data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. With the acquisition of NewWave, we increased our customer count to a total of approximately 800,000 subscribers in 21 states.

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

Cable companies generate revenue by charging subscription fees to their residential and business customers, typically billed in advance on a monthly basis, at rates that vary according to the data, video and/or voice services for which customers subscribe, and the type of internet access and video equipment furnished to them, as well as through advertising sales. The margins that a cable company can earn on its PSU offerings vary from product to product. Because of rising programming costs and retransmission fees, the profit margin on video services is generally lower than it once was and significantly lower than the current margins on data services. Despite lower margins on video services, the strategy of many cable companies is to market and sell multiple PSUs in bundles or packages in order to maximize the number of PSUs per household. Many in the industry believe it is desirable to sell multiple products as a package because they consider video service a gateway offering to sell data service and because fixed costs per customer can be spread over multiple PSUs. However, recent industry trends have been towards increases in data subscribers even as video and voice subscriptions have declined.

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

Our Strengths

We leverage a variety of strengths as a cable operator, stemming from, among other things, historical and ongoing capital investments in our plant and our focus on serving customers in non-metropolitan markets. These strengths include the following:

Attractive markets. Our customers are located primarily in non-metropolitan, secondary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition from telephone companies than cable operators in metropolitan markets.

●	Advances in technology often come later to our markets—for example, few competitors in our markets offer fiber-to-the-home.

●	Our subscribers tend to be value-focused, enabling us to save video services costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic market would have on our overall business.

Deep customer understanding. We have operated as a non-metropolitan cable business for over 20 years. In order to understand our customers’ demands and preferences, we have conducted daily customer research for nearly two decades and currently conduct thousands of customer satisfaction surveys per year. We believe we have gained valuable insight into how to serve customers in non-metropolitan markets, including with respect to providing an optimal mix of video channel options, price points and best-in-class customer service levels. In addition, the vast majority of our employees reside and work in our markets, providing local service that enhances the communities we serve.

Superior broadband technology with ample unused capacity. We offer our residential and business data customers internet products at faster speeds than those available from competitors in most of our markets. Our broadband plant consists of a hybrid fiber-coaxial (“HFC”) network offering fiber-to-the-node with ample unused capacity. Our standard broadband offering for our residential customers is a download speed of 100 Mbps, which is at the high end of the range of standard residential offerings in our markets. Our enhanced broadband offering for our residential customers is currently a download speed of up to 1 Gbps.

In addition, we have made significant investments in our business consistent with our strategic focus to enhance sales of residential data services and business services. We completed significant, multi-year plant and product enhancements in 2017, which increased our broadband capacity and reliability. These initiatives caused us to incur several years of higher than usual capital spending. However, we believe the competitive benefits will be significant, particularly for data services. Among the enhancements in 2017:

●

We continued to decrease the average number of data customers per unique service by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.

●	We continue to invest in plant reinforcement projects, which have enhanced reliability.

●

We rolled out our 1 Gbps data service (GigaONE®) to approximately 95% of our legacy Cable One residential customers based on homes passed as of December 31, 2017. We have made substantial progress to transition the acquired NewWave systems to 32-channel bonding, which will allow us to launch faster speeds, including GigaONE®, throughout these new markets.

●

We substantially completed a multi-year video product conversion to all-digital distribution, which has freed up approximately half of average plant bandwidth for data services at speeds up to and exceeding 1 Gbps.

●

We launched WiFi ONETM to residential customers across the entire legacy Cable One footprint. WiFi ONETM is an advanced Wi-Fi solution that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.

●

We deployed 10 Gbps Ethernet Passive Optical Network (“EPON”) fiber-to-the-premises technology, supporting the launch of Piranha Fiber, which offers market-leading symmetrical speeds of 2 Gbps to our business customers.

●	We made significant capital expenditure investments to enhance the acquired NewWave systems and transition them to Cable One platforms.

We anticipate the foregoing capital projects will facilitate sustained increases in residential data and business services revenues and customer satisfaction.

Low cost structure and competitive pricing. We believe our operating costs, taken as a whole, are as low as or lower than any major cable operator. We attribute our low cost structure to a commitment to focusing on retaining our highest value customers, rather than seeking to obtain as many customers as possible, and the lower costs of operations available in a non-metropolitan market compared to a metropolitan market. In addition, because we operate our residential and business data services with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.

Customer satisfaction. We have a customer-focused approach, influencing how we are organized, how we sell our services and how we service our customers. For example, we offer a same-day-service guarantee in almost every one of our markets, which we believe none of our major competitors in our markets currently offer. We believe that our dedication to providing a differentiated customer experience is an important driver of our overall value proposition and creates loyalty, improves customer retention and drives increased demand for our services. We have always focused on customer satisfaction, with an emphasis on consistently benchmarking our customer satisfaction over time and relative to our competitors based on internally and externally generated customer satisfaction data.

Employee satisfaction. We have also focused on employee satisfaction, believing our customers’ satisfaction is tightly linked to our employee satisfaction. Employee satisfaction has been routinely measured over time internally and has been consistently high throughout the past decade, based on internal measurements. We currently measure our employee satisfaction annually. None of our employees have been unionized for over two decades.

Experienced management team. Our senior management team is comprised of senior executives who have significant experience in the cable industry. Our executive management team has an average tenure at Cable One (or its predecessors) of over 15 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed on a collaborative basis over many years.

Our Strategies

We have a multi-faceted strategy that builds upon our long track record of focusing on the right markets, the right products and the right customers, as well as controlling our operating and capital costs. More specifically, our strategy includes the following principal components:

Focus on larger non-metropolitan markets. We believe our decision over 20 years ago to concentrate on non-metropolitan markets has served us well, and we intend to continue to focus on offering our products primarily in these markets. The cable economics of non-metropolitan markets, for which we have optimized our strategy and our operations, are different from cable operations in major cities, and have yielded positive operating results for our business. Because price points for services in non-metropolitan markets are generally lower, and customers in non-metropolitan markets tend to subscribe to fewer PSUs, our average revenue per customer and our PSUs per customer are lower than they might be in metropolitan markets. However, many of our costs are lower than they would be in metropolitan markets. The dynamics of larger, non-metropolitan markets enable us to operate at attractive margins and earn substantial returns, while remaining consistent with our focus on meeting customer demand for low prices and simultaneously keeping costs down. In addition, we tend to face less vigorous competition from telephone companies than cable operators in metropolitan markets.

Maximize Adjusted EBITDA less capital expenditures and drive profitable growth. We concentrate on the products and customers that maximize Adjusted EBITDA less capital expenditures and provide the best opportunity for profitable growth. We believe residential video and residential voice face inexorable long-term declines. With respect to the video product, programmers and broadcasters are charging higher rates and retransmission fees for content to cable companies providing video services (often for content for which viewership is declining), and cable companies have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings via the internet has given customers new alternatives to cable companies’ video offerings. In addition, demand for cellular and smartphone offerings have reduced residential voice starts for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth opportunities such as residential data and business services.

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. In legacy Cable One systems, our residential video customers decreased by 11.9% in 2017 versus 2016 and by 12.4% in 2016 versus 2015. Legacy Cable One residential video revenues decreased by $16.5 million, or 5.5%, for the year ended December 31, 2017 versus 2016 and by $37.9 million, or 11.4%, for the year ended December 31, 2016 versus 2015. While this strategy runs contrary to conventional wisdom in the cable industry, which puts heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business customers is far more important than the number of triple-play customers we have.

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

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is reflected in everything we do, including pricing, the allocation of sales, marketing and customer service resources, capital spending and the way we conduct negotiations with suppliers, especially video suppliers. During 2017, we continued to further diversify our revenue streams away from video as residential data and business services represented 56.9% of our total revenues versus 54.2% for 2016 and 47.5% for 2015. Legacy Cable One residential data revenues grew to $371.4 million in 2017, a 7.9% increase versus 2016. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically have been marketed as a package. Our data-only connects are growing significantly faster than any other segment of our residential business as we have focused on selling data-only packages to new customers rather than cross-selling video services to these customers.

Legacy Cable One business services revenues grew to $112.2 million, or 11.8%, in 2017 compared to 2016. We expect to generate continued growth in business services by leveraging our existing infrastructure capabilities and footprint to offer higher broadband speeds than other providers in our markets and to expand our business services to attract more small, medium-sized and enterprise business customers.

Continue our culture of cost leadership. We believe our total combined operating and capital costs per PSU over the past decade have been among the lowest of any cable company with publicly reported numbers and that our operating margins compare very favorably with those of significantly bigger companies in the cable industry. This is the antithesis of normal cable economies-of-scale expectations, where higher volumes are expected to create lower costs per PSU and increase operating margins. Rather than increasing our size and seeking cost savings through economies-of-scale, we have achieved our lower cost structure over many years by focusing on:

●

serving primarily non-metropolitan, secondary markets, which contain different customer dynamics from those in metropolitan markets and which would require us to implement additional operational components;

●

the adoption of new technologies only after they have been tested by other companies in other markets, rather than incurring the level of capital expenditures necessary to be an early adopter of most new technologies;

●

implementing a virtually centralized call center to receive inbound customer service calls and dispatch technicians across all of our markets, while keeping the majority of our call center employees in our non-metropolitan markets;

●

standardizing our cable programming offerings across legacy Cable One markets, which reduces our customer service costs, in contrast to other cable companies that offer different programming packages in different markets;

●	focusing on retaining and seeking high-LTV customers rather than trying to maximize the number of customers or PSUs per customer;

●

aligning our resources to emphasize increased sales of residential data services and sales to business customers and continuing our industrial engineering-driven approach to cost management, rather than committing resources equally to sales of all of our products; and

●	investing in self-service channels to improve customer satisfaction by allowing us to meet changing customer expectations for round-the-clock service while also avoiding unnecessary wait times.

We believe our strategy of focus has produced positive results, and we intend to apply this strategy in our NewWave operations. From 2011 through December 31, 2017, legacy Cable One experienced a 60% reduction in bad debt; a 47% reduction in the frequency of telephone customer service calls, resulting in a 41% headcount reduction in telephone customer service personnel; a decline of 36% in the frequency of technicians being dispatched to customer locations, resulting in a 18% headcount reduction in the staff devoted to that function; and an overall headcount reduction of 528, representing a reduction, primarily through attrition, of nearly 23% of our legacy Cable One workforce (1,802 legacy Cable One employees as of the end of 2017). During this same period, both our customer and employee satisfaction have remained high or improved based on internal measurements and, in the case of customer satisfaction, externally generated data.

Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions and internal investments, capital structure optimization and return of capital.

Our Products

Residential Data Services

Residential data services represented 43.2%, 42.0% and 36.5% of our total revenues for 2017, 2016 and 2015, respectively. We offer multiple tiers of data services with download speeds up to 1 Gbps to approximately 95% of our residential legacy Cable One customers as of December 31, 2017 and up to 200 Mbps to our remaining residential customers. Our data services also include our internet portal, http://home.cableone.net, which provides multiple e-mail addresses. To meet the increasing bandwidth needs of our customers who use multiple wired and wireless internet-connected devices in the home, we launched WiFi ONETM in 2017 to residential customers across the entire legacy Cable One footprint. WiFi ONETM is an advanced Wi-Fi solution combining state-of-the-art technology solutions with certified Cable One technicians, who locate and configure hardware based on individual customer need. WiFi ONETM provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.

Residential Video Services

Residential video services represented 34.6%, 36.0% and 41.2% of our total revenues for 2017, 2016 and 2015, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. Our basic video service generally consists of local networks, local community programming, such as governmental and public access, and certain other channels, such as weather, shopping and religious channels. Our digital video service includes national and regional cable networks, music channels and an interactive, electronic programming guide with parental controls. We also offer premium channels, which include networks such as HBO, Showtime, Starz and Cinemax, that generally offer, without commercial interruption, movies, original programming, live sporting events and concerts and other features. Our digital video customers may also subscribe to our advanced services. Our advanced video services include whole-home DVRs, which digitally record programming and pause and rewind live programming, and high-definition set-top boxes, which provide high-resolution picture quality, improved audio quality and a wide-screen format and allow our customers to access internet content on their televisions.

Our TV Everywhere product enables our video customers to stream many of their favorite channels and shows to mobile devices and computers, expanding the value of our video service. Our TV Everywhere product includes the most popular networks across a wide range of genres, including HBO and Cinemax.

Residential Voice Services

Residential voice services represented 4.6%, 5.2% and 6.2% of our total revenues for 2017, 2016 and 2015, respectively. Our residential voice service transmits digital voice signals over our network and is an interconnected VoIP service. Our voice services include unlimited local and long-distance calling, voicemail, call waiting, three-way calling, caller ID, anonymous call rejection and other features. Our voice services also provide international calling by the minute.

Business Services

We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 13.7%, 12.2% and 11.0% of our total revenues for 2017, 2016 and 2015, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers.

Our offerings for small businesses are generally provided over our coaxial network. Our data services offer various options with download speeds ranging from 25 Mbps up to 500 Mbps, with varying upload speeds. Our small business voice solutions range from one line to multi-line options, including the availability of popular calling features like simultaneous ring, hunt groups, selective call forwarding and much more. Business video packages range from a basic service tier to a comprehensive selection including variety, news and sports programming in high-definition.

In 2016, we began delivering data services over an EPON designed for mid-market customers. This shared fiber architecture offers a mixture of symmetrical and asymmetrical internet speeds ranging from 50 Mbps up to 2 Gbps. We expect to introduce EPON in additional markets each year for the foreseeable future.

For enterprise and wholesale customers, we offer dedicated bandwidth via fiber optic technology. Our fiber optic-based products include Dark Fiber in addition to Dedicated Internet Access and Ethernet Private Line with speeds ranging from 10 Mbps to 10 Gbps in scalable increments. We also offer Network to Network Interface connections to other carriers at multiple Points of Presence across the United States. In 2017, we began offering Ethernet services over our coaxial network. This service offers symmetrical speeds ranging from 3 Mbps up to 10 Mbps and is available directly to enterprise customers in addition to wholesale and carrier customers.

Advertising

Advertising sales represented 2.6%, 3.4% and 3.8% of our total revenues for 2017, 2016 and 2015, respectively. Our agreements with each of our programmers provide that we may sell a specified amount of time on our programmers’ channels, to both local and national advertising clients. We offer a full suite of digital advertising products, including website construction, targeted display and both short- and long-form video production.

Competition

We operate in highly competitive, subscriber-driven and rapidly changing environments and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, over-the-air reception providers; DBS providers; telephone companies that offer data and video services through digital subscriber line (“DSL”) technology or fiber-to-the-node networks; municipalities with fiber-based networks; and other cable companies that have been granted a franchise to operate in a geographic market in which we are already operating.

Substantially all of our cable systems are in markets in which CenturyLink or AT&T is the established local telephone company and our primary competitor. The remainder of our cable systems are in markets where we compete with various other companies. CenturyLink, AT&T and other companies have overbuilt approximately 30% of our homes passed with fiber-to-the-node or other high-speed networks, such that they are able to offer data, video and voice services, including data services with high access speeds (albeit generally lower when compared to those that we offer). However, less than 3% of the customers in our markets have access to fiber-to-the-home from our competitors, which offer a triple-play product offering comprised of high-speed data, video and voice. Fiber-to-the-home facilitates greater access speeds than we are able to offer through our fiber-to-the-node HFC infrastructure at this time, although in the next few years we expect our access speeds to be comparable to those provided by fiber-to-the-home. In addition, on their own or via strategic partnerships or other arrangements with DBS operators that permit telephone companies to package the video services of DBS operators with telephone companies’ own DSL service, residential voice and wireless voice services, some telephone companies are competing with our video programming and data and voice services. An example of such an arrangement is the merger of AT&T and DirecTV. We also face increasing competition for residential voice services from wireless telephone companies, as some of our customers are replacing our residential voice service completely with wireless voice service. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services.

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

Our video business also faces substantial and increasing competition from other forms of in-home entertainment and recreational activities, including video games, mobile apps and the internet, as well as from other media companies. Internet and other media companies, including Alphabet, Amazon, Apple, Hulu, Netflix and Sling TV, increasingly offer video programming via OTT streaming on the internet. Because of the significant size and financial resources of such companies, we anticipate that they will continue to invest resources in increasing the availability of video content on the internet.

Employees

As of December 31, 2017, we had 2,310 full-time employees, and none were represented by a union.

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

Executive Officers

The following table presents certain information, as of March 1, 2018, concerning our executive officers.

Name	Age	Position
Ms. Julia M. Laulis	55	Chair of the Board, President and Chief Executive Officer
Mr. Michael E. Bowker	49	Chief Operating Officer
Mr. Kevin P. Coyle	66	Senior Vice President and Chief Financial Officer
Mr. Stephen A. Fox	52	Senior Vice President and Chief Network Officer
Mr. Eric M. Lardy	44	Senior Vice President
Mr. Charles B. McDonald	42	Senior Vice President, Operations

Ms. Julia M. Laulis

Ms. Laulis has been Chair of the Board since January 2018, Chief Executive Officer and a member of the Board since January 2017 and President of Cable One since January 2015.

Ms. Laulis joined Cable One in 1999 as Director of Marketing – Northwest Division. In 2001, she was named Vice President of Operations for the Southwest Division. In 2004, she accepted the additional responsibility for starting up Cable One’s Phoenix Customer Care Center. In 2008, she was named Chief Operations Officer, and in 2012, she was named Chief Operating Officer of Cable One. In January 2015, she was promoted to President and Chief Operating Officer of Cable One.

Prior to joining Cable One, Ms. Laulis served in various senior marketing positions with Jones Communications. Ms. Laulis began her 30-plus-year career in the cable industry with Hauser Communications.

Ms. Laulis serves on the boards of CableLabs and C-SPAN.

Mr. Michael E. Bowker

Mr. Bowker has been Chief Operating Officer of Cable One since May 2017.

Mr. Bowker joined Cable One in 1999 as Advertising Regional Sales Manager. Mr. Bowker has been a Vice President of Cable One since 2005. He was named Vice President of Sales in 2012 and was promoted to Senior Vice President, Chief Sales and Marketing Officer in 2014.

Prior to joining Cable One, Mr. Bowker was with AT&T Media Services and TCI Cable, where he served in various sales management positions.

Mr. Bowker serves on the board of the American Cable Association.

Mr. Kevin P. Coyle

Mr. Coyle has been Senior Vice President and Chief Financial Officer of Cable One since March 2015.

Mr. Coyle has more than 30 years of financial and operations experience. Prior to joining Cable One, he served with Elauwit Networks, a private provider of telecom services to multi-dwelling units (“MDUs”) as Chief Financial Officer from September 2014 to March 2015 and as Senior Vice President – Business Development from May 2014 to September 2014. From 2012 to 2015, Mr. Coyle served as a director and as the chairman of the audit committee of WPCS International Incorporated, a publicly traded provider of fixed wireless technology services for corporations. Previously, Mr. Coyle performed strategic planning for Charter Communications and Comcast Communications in their MDU and business sales area as Senior Vice President – Business Development of Comcast from January 2011 to June 2011 and as a Principal with KPC Consulting, an independent, private consulting firm, from 2009 to January 2011 and from June 2011 to 2014. Before that, Mr. Coyle served as Treasurer and Chief Financial Officer at Jones Intercable, a publicly traded cable television company with 1.4 million subscribers that was acquired by Comcast in 1999. Mr. Coyle has been the Chief Executive Officer of two start-up companies and the Chief Financial Officer of two others in the telecommunications and high-tech fields.

Mr. Stephen A. Fox

Mr. Fox has been Senior Vice President and Chief Network Officer of Cable One since July 2015.

Mr. Fox started his career in 1988 as a programmer/operator for Cable One. Mr. Fox’s current areas of responsibility include long range planning and the strategic evolution of technology roadmaps related to products, internal and external networks and capital allocation. Prior to his current position, Mr. Fox was named Senior Vice President, Chief Technology Officer in 2008.

Mr. Eric M. Lardy

Mr. Lardy has been a Senior Vice President of Cable One since January 2017.

Mr. Lardy joined Cable One in 1997 as a manager in one of our systems and held a variety of positions of increasing responsibility in marketing, operations, and system general management. Mr. Lardy was named Vice President, Strategic Planning and Finance in 2014 and was promoted to Senior Vice President in January 2017.

Mr. Charles B. McDonald

Mr. McDonald has been Senior Vice President, Operations of Cable One since January 2016.

Mr. McDonald joined Cable One in 2008 as an Industrial Engineer. Mr. McDonald was named Vice President, Customer Service Operations in 2014 and was promoted to Senior Vice President, Operations in January 2016.

Prior to joining Cable One, Mr. McDonald worked as a Senior Process Engineer for Three-Five Systems and Brillian Corp.

Regulation and Legislation

General

Our data, video and voice operations are subject to various requirements imposed by the U.S. local, state and Federal governmental authorities. The regulation of certain cable rates pursuant to procedures established by Congress has negatively affected our revenue. Certain other legislative and regulatory matters discussed in this section also have the potential to adversely affect our data, video and voice businesses. The following discussion does not purport to be a complete summary of all of the provisions of U.S. Federal and state law that may affect our operations. Proposals for additional or revised regulations and requirements are pending before Congress, state legislatures, and state and Federal regulatory agencies. We generally cannot predict whether new legislation or regulations, court action, or a change in the extent of application or enforcement of current laws and regulations would have an adverse impact on our operations.

Broadband Internet Access Service

Broadband internet access service, which we currently offer on all of our cable systems, is subject to some regulation at the Federal level, and is not subject to state or local government regulation at this time.

Regulatory Reclassification and Network Neutrality Regulation. In 2015, the FCC elected, by a 3-2 vote, to reclassify broadband internet access service as a “telecommunications service” and to subject the service to network neutrality and certain common carrier regulations under Title II of the Communications Act. Those regulations: (1) prohibited broadband internet access service providers from blocking access to lawful content, applications, services or non-harmful devices; (2) prohibited broadband internet access service providers from impairing or degrading lawful internet traffic on the basis of content, applications or services; (3) prohibited broadband internet access service providers from favoring lawful traffic from one provider of internet content over lawful traffic of another content provider in exchange for consideration; (4) established a new “general conduct standard” that prohibited broadband internet access service providers from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access and use the lawful internet content, applications, services or devices of their choosing; and (5) required broadband internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. The Order was upheld in the courts, but in September 2017, several parties, including the American Cable Association and the NCTA, filed petitions for certiorari with the U.S. Supreme Court. Responses to the petitions are due March 5, 2018. However, in December 2017, the FCC rescinded the majority of the Open Internet rules previously adopted in the Order, with the exception of the disclosure requirements. Several parties have challenged the FCC’s new rules in various Federal courts. Congress and several states also have proposed legislation regarding the net neutrality rules. Net neutrality obligations could cause us to incur certain compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress, at the state level or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress, the states or the courts may affect our operations or impose costs on our business.

Privacy. Broadband internet access service is subject to many of the same U.S. Federal and state privacy laws that apply to other electronic communications. These include the U.S. Federal Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data becomes more prevalent in the communications industry, our compliance obligations may grow. In November 2016, the FCC adopted new rules for broadband internet access services to protect the privacy of certain information broadband internet access service providers obtain about their customers. However, in April 2017, the broadband privacy and data security rules adopted by the FCC in 2016 were repealed pursuant to the Congressional Review Act, which also restricts the FCC from adopting “substantially similar” rules in the future. In September 2017, the FCC reinstated its previous rules applicable to customer proprietary network information (“CPNI”) for voice services. In addition, privacy legislation has been proposed at the state and Federal level, some of which would require broadband service providers to apply heightened privacy and security protections to customer data. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

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

We are also subject to state and Federal laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

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

Business Data Services. In April 2017, the FCC adopted a new deregulatory framework for Business Data Services (“BDS”), formerly known as “special access” services. These services provide dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections. The new framework eliminates pricing regulation for certain types of BDS and establishes a competitive market test for determining whether other types of BDS should remain subject to pricing regulation. Several parties have challenged the FCC’s decision in Federal court. At this time, we cannot predict how the FCC’s decision, or any modifications by the court, will affect our business.

Cable

Title VI of the U.S. Federal Communications Act of 1934, as amended (the “Communications Act”), establishes the principal Federal regulatory framework for our operation of cable systems and for the provision of our video services. The Communications Act allocates primary responsibility for enforcing the Federal policies among the FCC and state and local governmental authorities.

Franchising. We are required to obtain franchises from state or local governmental authorities to operate our cable systems. Those franchises typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority. The FCC has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally-imposed franchise obligations. This development, which is especially beneficial to new entrants, is expected to continue to accelerate the competition we are experiencing in the video service marketplace. On July 12, 2017, the U.S. Court of Appeals for the Sixth Circuit vacated and remanded to the FCC its prior determination that local franchising authorities are prohibited from regulating non-telecommunications services provided by incumbent cable operators and that the term “franchise fees” under the statute includes all “in-kind” payments. We cannot predict the outcome of the remand to the FCC, and whether or to what extent the rules as revised by the FCC or the courts may affect our operations or impose costs on our business.

Rate Regulation. FCC regulations prohibit LFAs or the FCC from regulating the rates that cable systems charge for certain levels of video cable service, equipment and service calls when those cable systems are subject to “effective competition.” In 2015, the FCC revised its rate regulations to create a presumption that all cable systems are subject to the effective-competition exemption unless proven otherwise. In July 2017, the D.C. Circuit upheld the FCC’s decision on appeal.

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

Media Ownership Rules. In November 2017, the FCC took steps to relax its media ownership rules, which, among other things, would eliminate restrictions that limit the number of commonly owned television stations per market and restrict newspaper/broadcast and radio/television station cross-ownership. These rules have not yet gone into effect and have been challenged in Federal court, which could delay their implementation. In December 2017, the FCC announced a further proceeding that could eventually lead to additional relaxation of the FCC’s media ownership rules, including the cap on the number of television stations that one entity can control nationwide. If some or all of these changes or proposed changes were to go into effect, it would increase the negotiating leverage that broadcasters hold in retransmission consent negotiations and thereby possibly increase the amounts we pay to broadcasters for retransmission fees.

Independent Programming. On September 29, 2016, the FCC initiated a rulemaking proceeding to adopt rules prohibiting certain practices that may affect the relationship between multichannel video programming distributors (“MVPDs”), such as cable companies and independent programmers. The proposal examines whether certain “most favored nation” and alternative distribution method provisions in program carriage agreements should be prohibited, and whether program bundling practices by large programmers affect the ability of MVPDs to carry independent programmers. We cannot predict whether the newly-constituted FCC will pursue this proceeding, and, if so, how it will proceed.

Pole Attachments. U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for telecommunications services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments, and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband internet access service. In July 2017, the U.S. Court of Appeals for the Eighth Circuit upheld the FCC’s November 2015 pole attachment decision. The utility companies filed a petition for certiorari with the U.S. Supreme Court in November 2017, and responses to the petition are due March 9, 2018. We cannot predict the outcome of this proceeding, or how this proceeding may affect our operations or impose costs on our business. In the meantime, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, although the FCC’s rule revisions to equalize pole attachment rates and its December 2017 reversal of its previous reclassification of broadband internet access services make this issue less significant. We cannot predict the extent to which these and other rule changes will affect our ability over time to secure timely access to poles at reasonable rates for our data, voice and video services. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

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

Wireless Services. In 2017, the FCC completed an auction of additional spectrum, including spectrum in the television broadcast band, for use by wireless broadband providers. The FCC process provided for both the auction of spectrum and a “repacking,” whereby certain broadcast stations will move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The availability of more spectrum to enable wireless video services over time will create additional competitive alternatives to cable services. The auction ended in March 2017, and in April 2017, the FCC began the process of transitioning broadcast stations to new channel assignments. MVPDs, such as us, are required to submit an estimate of the costs incurred to continue carrying stations that were reassigned to new channels. We cannot predict the amount of funding, if any, that we might receive from the disbursement of these funds.

Set-Top Boxes. Congress, the FCC and other government agencies have for some time been developing and implementing regulations that affect the types of set-top boxes that cable operators can lease or deploy to their subscribers. Prior to 2015, FCC rules banned the integration of security and non-security function in set-top boxes and required MVPDs to allow third-party vendors to provide set-top boxes with basic converter functions. In 2015, Congress repealed the integration ban and mandated that the FCC establish a working group to identify, report on and recommend a successor technology-and platform-neutral security solution. In February 2016, the FCC opened a rulemaking to consider proposals that would require any retail video device to work on any cable operator’s system, but this item was removed from active FCC review. We cannot predict if or when new changes may be proposed, what effect such changes may have on our operations, or if they will increase our costs and impair our ability to deliver programming to our customers.

Disability Access. In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (the “CVAA”). The CVAA directs the FCC to impose additional accessibility requirements on cable operators. For example, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter, during primetime or on children’s programming, on each channel on which they carry one of the top five national non-broadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or non-broadcast network that they carry. Compliance imposes certain costs on us. The CVAA also directs the FCC to adopt rules to help ensure that persons with disabilities have access to video programming and related information. In October 2013, the FCC adopted a requirement that equipment used by consumers to access video programming and other services offered by cable operators make on-screen text menus and guides for the display or selection of video programming audibly accessible to individuals who are blind or visually impaired. The compliance deadline for these new rules was December 2016 (subject to certain exceptions). In October 2013, the FCC also initiated a proceeding to consider additional rules. In February 2014, the FCC issued an order adopting closed captioning quality standards for video programming distributors (“VPDs”) and, in February 2016, the FCC amended its rules to allocate responsibility for the quality of closed captioning between video programmers and VPDs. The FCC also revised its procedures for the handling of complaints regarding closed captioning quality. We cannot predict any further actions the FCC will take in this proceeding or the extent to which any such requirements may impose new costs on us.

In 2017, the FCC increased the amount of video-described programming for covered broadcast and cable channels from 50 hours to 87.5 hours and the number of cable networks that are required to provide video-described programming. We cannot predict how these new obligations could impose costs on our business.

ATSC 3.0. In November 2017, the FCC adopted new rules to authorize television stations to use the “Next Generation TV” broadcast television standard, ATSC 3.0. Should use of the new standard become widespread, we could be required to deploy new equipment and our carriage obligations may be impacted. We cannot predict the effect that use of the new standard could have on our equipment costs, carriage obligations, or retransmission fees.

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

The Minnesota Public Utilities Commission (“PUC”) has ruled that the VoIP service of another cable operator should be classified and regulated as a telecommunications service in the state, subject to entry and rate regulation. In May 2017, the U.S. District Court for the District of Minnesota held that that such operator’s VoIP service is an “information service” rather than a “telecommunications service,” which prevents the Minnesota PUC from regulating VoIP as a telecommunications service in Minnesota. The Minnesota PUC has appealed the decision to the U.S. Court of Appeals for the Eighth Circuit. The FCC has supported the cable operator in its appeal. We cannot predict the outcome of this proceeding or how this proceeding may affect our operations or impose costs on our business.

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

Universal Service. The FCC has determined that interconnected VoIP service providers must contribute to the U.S. Federal Universal Service Fund (the “USF”). The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. We are permitted to recover these contributions from our customers. In October 2011, the FCC adopted an order and new rules intended to transition the USF so that it supports the build out of broadband, rather than telecommunications facilities. The order principally addressed the manner in which universal service funds will be distributed to network operators for broadband build out. In April 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. We cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including us and our competitors. The FCC’s 2011 universal service reform order was subject to both reconsideration requests and appeals, and in May 2014, the U.S. Court of Appeals for the Tenth Circuit upheld the order in its entirety. A number of parties filed petitions with the U.S. Supreme Court seeking review of that decision, but the Supreme Court declined to review the case. In November 2010, the FCC determined that states may impose state USF fees on interconnected VoIP service providers subject to certain limitations and requirements. State USF contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and we are typically permitted to recover these contributions from our customers. We cannot predict whether or how the imposition of such state-based universal service fees will affect our operations and business. In addition, the FCC has focused on subsidizing broadband deployment, and this shift could help some of our competitors. For example, the FCC substantially revised the program that provides universal service support for services to schools and libraries to shift support from voice services to broadband services and the deployment of Wi-Fi networks. Similarly, the FCC has expanded its Lifeline subsidy program for low-income consumers to include broadband services in addition to voice services and is currently considering further changes that may affect the Lifeline program. We cannot predict whether or how these programs will be changed.

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

Customer Proprietary Network Information. In 2007, the FCC adopted rules expanding the protection of CPNI and extending CPNI protection requirements to providers of interconnected VoIP service. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally have increased the cost of providing interconnected VoIP service, as providers now must implement various safeguards to protect CPNI from unauthorized disclosure.

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

State and Local Taxes

The Internet Tax Freedom Act prohibits most states and localities from imposing taxes on internet access service charges. Legislative and administrative proceedings in some states and localities have imposed or are considering adopting changes to general business taxes, central assessments for property tax and new taxes and fees applicable to our services. Often, DBS and other competitors that deliver their services over the internet do not face similar state tax and fee burdens. In addition, the FCC’s 2015 reclassification of broadband internet access services as Title II telecommunications services may cause or allow, directly or indirectly, some states and localities to seek to impose additional taxes and fees on our data service. However, such state and local actions may be hindered by the FCC’s decision to rescind the majority of the rules adopted in the Order.

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

We operate in highly competitive, subscriber-driven and rapidly changing environments and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, over-the-air reception providers; DBS providers; telephone companies that offer data and video services through DSL or fiber-to-the-node networks; municipalities with fiber-based networks; and other cable companies that have been granted a franchise to operate in a geographic market in which we are already operating.

Substantially all of our cable systems are in markets in which CenturyLink or AT&T is the established local telephone company and our primary competitor. The remainder of our cable systems are in markets where we compete with various other companies. Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by LFAs, and these franchises are typically non-exclusive. Accordingly, LFAs can grant additional franchises to our competitors and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. Although as a general matter internet service providers have upgraded their data networks to enable faster upload and download speeds for their customers in metropolitan markets before upgrading their data networks in our markets, CenturyLink, AT&T and other companies and municipalities have overbuilt approximately 30% of our homes passed with fiber-to-the-node or other high-speed networks, such that they are able to offer data, video and voice services, including data services with high access speeds, albeit generally lower when compared to those that we offer. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. In our other markets, some of our telephone company competitors have entered into strategic partnerships or other arrangements with DBS operators that permit these telephone companies to package the video services of DBS operators with their own DSL, residential voice and wireless voice services. An example of such arrangement is the merger of AT&T and DirecTV. We also face increasing competition for residential voice services from wireless telephone companies, as some of our customers are replacing our residential voice service completely with wireless voice service. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are developing high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

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

Growth in revenue from sales to our business customers in legacy Cable One markets has exceeded 11% for each year since we started focusing on business services sales in 2011, and we may encounter challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel focused on our business customers. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of our business customers, we would no longer expect business sales to increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins than we anticipate.

Over the past few years, the sales margins on our residential video services, which accounted for 34.6%, 36.0% and 41.2% of our total revenues in 2017, 2016 and 2015, respectively, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers are expected to ask for higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins and adversely impact our business.

We may not be able to obtain necessary hardware, software and operational support.

We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone and the set-top boxes and modems that we lease to our customers. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties; they significantly increase the amount we pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise; then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

We recently made a significant acquisition and may make other acquisitions, which exposes us to risks and uncertainties associated with acquisitions.

We completed the NewWave acquisition on May 1, 2017, and we may make other acquisitions. Such acquisitions could involve a number of risks and uncertainties, including:

●	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key employees of the acquired businesses;

●	the potential diversion of senior management’s attention from our ongoing operations;

●	the difficulty of maintaining relationships with the customers, suppliers and other business partners of the acquired business;

●	the difficulty and amount of time necessary to realize expected synergies and other benefits of the acquisitions;

●	the risks associated with integrating financial reporting and internal control systems;

●	the difficulty in expanding information technology systems and other business processes to incorporate the acquired businesses;

●	potential future impairments of goodwill associated with the acquired businesses; and

●	in some cases, the potential for increased regulation.

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

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of significant cybersecurity incidents, as well as outages, natural disasters (including extreme weather), terrorist attacks, accidental releases of information or similar events, may disrupt our business.

Network and information systems and other technologies are critical to our operating activities, both to internal uses and in supplying data, video and voice services to customers. Network or information system shutdowns or other service disruptions caused by cyber-attacks, such as distributed denial of service (DDoS) attacks, dissemination of malware and other malicious activity, pose increasing risks. Both unsuccessful and successful cyber-attacks on companies have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. From time to time third parties make malicious attempts to access our network. Any successful attempts could result in an unauthorized release of information, degradation to our network and information systems or disruption to our data, video and voice services, all of which could adversely affect our results of operations.

Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or any long-term changes), terrorist attacks and similar events. For example, the damage to our network infrastructure caused by Hurricanes Harvey and Katrina and the Joplin, Missouri tornado each created a significant disruption in our ability to provide services in affected areas. Any similar events could have an adverse impact on us and our customers in the future, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events or damage in the future. Further, the impacts associated with extreme weather or any long-term changes, such as intensified storm activity, may cause increased business interruptions.

Security breaches and other disruptions, including cyber-attacks, and our actual or perceived failure to adequately protect business and consumer data could give rise to liability or reputational harm.

In the ordinary course of our business, we electronically maintain confidential, proprietary and personal information in our information technology systems and networks and those of third-party vendors, including customer, personnel and vendor data. These systems may be targets of attack by cyber criminals or other wrongdoers seeking to steal such information for financial gain or to harm our business operations or reputation. The loss, misuse, compromise, leakage, falsification or accidental release of such information may result in costly investigations, remediation efforts and notification to affected consumers. Cyber-attacks could also adversely affect our operating results, consume internal resources and result in litigation or potential liability for us and otherwise harm our business.

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

Our spin-off from GHC could result in a significant tax liability to GHC and its stockholders, and we could have an indemnification obligation to GHC if the spin-off were determined not to qualify for non-recognition treatment, which could materially adversely affect our financial condition.

Completion of the spin-off required GHC’s receipt of a written opinion of Cravath, Swaine & Moore LLP to the effect that the spin-off should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”).

The opinion of counsel is based on certain assumptions and representations as to factual matters from GHC, us and Donald E. Graham. The opinion is not binding on the Internal Revenue Service (the “IRS”) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. GHC has not requested, and does not intend to request, a ruling from the IRS regarding the U.S. Federal income tax consequences of the spin-off.

If the spin-off were determined not to qualify for non-recognition of gain and loss, GHC, its stockholders who received our common stock in the spin-off, or both, could be subject to tax. Any such tax liability could be material.

Additionally, if, due to any of our representations being untrue or our covenants being breached, it were determined that the spin-off did not qualify for non-recognition of gain and loss under Section 355 of the Code, we could be required to indemnify GHC for its resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

We agreed to numerous restrictions to preserve the non-recognition treatment of the spin-off, which may reduce our strategic and operating flexibility.

We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business and might discourage or delay a strategic transaction that our stockholders may consider favorable. Any such indemnification obligations could materially adversely affect our financial condition.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with GHC.

In connection with the spin-off, we entered into agreements with GHC, including the Separation and Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement, while we were still part of GHC. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between GHC and us. We may have received better terms from third parties.

Risks Relating to Regulation and Legislation

The profitability of our data services offerings may be impacted by legislative or regulatory efforts to impose “net neutrality” and other new requirements on cable operators.

The majority of our current Adjusted EBITDA less capital expenditures comes from residential data services, and we expect that a majority of our residential customers will be data-only in the future. We have aligned our resources to emphasize increased sales of data services, as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including by charging our data subscribers higher rates based on the overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by any new net neutrality requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could be materially negatively impacted. While the FCC has eliminated most net neutrality requirements, the FCC, Congress, states or the courts may revisit this determination in the future. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.

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

In addition, Congress, the FCC and other government agencies have implemented regulations that affect the types of set-top boxes that we can lease or deploy to our subscribers, and we expect these regulations to change in the future. Most recently, in January 2013, the U.S. Department of Energy tentatively designated set-top boxes and network equipment as covered consumer products and proposed to adopt a new test procedure for set-top boxes as part of its Energy Conservation Program for Consumer Products and Certain Commercial and Industry Equipment. In December 2013, the Department of Energy withdrew its proposed rules to designate set-top boxes and network equipment as a covered product and to establish a test procedure for set-top boxes, but stated that it would consider reinitiating the rulemaking. Imposing energy conservation regulations on the hardware products we provide to our customers could impede innovation and require mandatory upgrades in our set-top boxes and be costly to us. In February 2016, the FCC opened a rulemaking to consider proposals that would require any retail video device to work on any cable operator’s system, but this item was removed from active FCC review. We cannot predict when, whether or to what extent any of these proposals will be resolved or how they will affect our operations.

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

Under U.S. Federal law, we have the right to attach cables carrying video and other services to telephone and similar poles and underground conduits owned by utility companies. In addition, U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits in order to transmit video services to customers. However, because these cables may carry services other than video services, such as voice services, some utility pole owners have sought to impose on cable companies a telecommunications rate for utilizing pole space for voice services, which is higher than the statutory rate charged to cable operators for video services. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for voice services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments, and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband internet access service. In July 2017, the U.S. Court of Appeals for the Eighth Circuit upheld the FCC’s November 2015 pole attachment decision. The utility companies filed a petition for certiorari with the U.S. Supreme Court in November 2017, and responses to the petition are due March 9, 2018. We cannot predict the outcome of this proceeding, or how this proceeding may affect our operations or impose costs on our business. In the meantime, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, although the FCC’s rule revisions to equalize pole attachment rates and its December 2017 reversal of its previous reclassification of broadband internet access services make this issue less significant. We cannot predict the extent to which regulatory changes may affect our ability over time to secure timely access to poles at reasonable rates for our data, voice and video services. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs and materially negatively impact our operations, business, financial condition and results of operations.

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

The FCC has taken steps and proceedings to relax its media ownership rules, which, among other things, would eliminate restrictions that limit the number of commonly owned television stations per market and restrict newspaper/broadcast and radio/television station cross-ownership and could eventually lead to increasing the cap on the number of television stations that one entity can control nationwide. However, these rule changes have been challenged in Federal court. If some or all of these changes or proposed changes were to go into effect, it would increase the negotiating leverage that broadcasters hold in retransmission consent negotiations and thereby possibly increase the amounts we pay to broadcasters to retransmit their television stations on its cable systems.

In November 2017, the FCC adopted new rules to authorize television stations to use the “Next Generation TV” broadcast television standard, ATSC 3.0. Should use of the new standard become widespread, we could be required to deploy new equipment and our carriage obligations may be impacted. We cannot predict the effect that use of the new standard could have on our equipment costs, carriage obligations, or retransmission fees. Any of these events could adversely affect our business.

Risks Relating to Our Indebtedness

We incurred indebtedness in connection with the spin-off and the NewWave acquisition, and the degree to which we are now leveraged may have a material adverse effect on our business, financial condition or results of operations and cash flows.

In connection with the spin-off, we incurred indebtedness in an aggregate principal amount of $550 million, of which $450 million was distributed to GHC prior to the consummation of the spin-off. Further, in connection with the NewWave acquisition, we incurred $250 million and $500 million of senior secured loans maturing in five and seven years, respectively, to finance the acquisition and related fees and expenses and to pay off $93.8 million of our existing indebtedness.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the spin-off and the NewWave acquisition, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

As of the end of 2017, we had $744.4 million of outstanding term loans and an additional $196.9 million of undrawn revolving credit facilities with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we enter into may not fully mitigate our interest rate risk. As a result, our financial condition could be materially negatively affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters, which we purchased in 2012, is located in Phoenix, Arizona. The majority of the offices and headend facilities of our individual cable systems are located in buildings owned by us.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We are generally named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our cable system architecture, electronic program guides, cable modem technology or VoIP services infringe on process patents held by third parties. In addition, we have been subject to various civil lawsuits in the ordinary course of business, including contract disputes, actions alleging negligence, invasion of privacy, violations of applicable wage and hour laws and statutory and common law claims involving various other matters. We do not view any of these proceedings as material to our business, and are currently not subject to any other material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the high and low sales prices for our common stock for the quarterly periods indicated as reported by the New York Stock Exchange.

	2017		2016
	High	Low	High	Low
First Quarter	$649.79	$564.26	$459.40	$390.00
Second Quarter	$734.35	$624.92	$518.31	$430.21
Third Quarter	$788.00	$704.34	$589.76	$506.43
Fourth Quarter	$764.55	$627.25	$635.85	$559.83

Holders

As of February 23, 2018, there were 428 holders of record of our common stock and 5,733,384 shares of our common stock outstanding.

Dividends

The following table sets forth the dividends declared on our common stock for the quarterly periods indicated.

	2017	2016
First Quarter	$1.50	$1.50
Second Quarter	$1.50	$1.50
Third Quarter	$1.75	$1.50
Fourth Quarter	$1.75	$1.50
Total	$6.50	$6.00

We expect to continue to pay quarterly dividends, although the timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock between July 1, 2015 (the date our stock began trading on the New York Stock Exchange) and December 31, 2017 with the cumulative total returns of the Standard & Poor’s 500 Stock Index, a new custom peer group index (the “New Peer Group”), which was created because of the initial public offerings of two data, video and voice companies, and our prior peer group index (the “Prior Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on July 1, 2015 and that dividends, if any, were reinvested. The New Peer Group of data, video and voice services companies includes Altice USA, Inc. (beginning June 22, 2017); Charter Communications, Inc.; Comcast Corporation; General Communication, Inc.; and WideOpenWest, Inc. (beginning May 25, 2017). The Prior Peer Group of data, video and voice services companies includes Charter Communications, Inc.; Comcast Corporation; General Communication, Inc.; and our Company.

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

Purchases of Equity Securities by the Issuer

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2017 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2017 (2)	535	$720.79	-	$176,865
November 1 to 30, 2017 (3)	223	$683.98	200	$176,728
December 1 to 31, 2017 (2)	2,995	$684.40	-	$176,728
Total	3,753	$689.56	200

______________

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

(2)

Represents shares withheld from employees to satisfy estimated tax withholding obligations in connection with the vesting of restricted shares and/or exercises of stock appreciation rights (“SARs”) under the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”). The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.

(3)

Includes 23 shares withheld from employees to satisfy estimated tax withholding obligations in connection with exercises of SARs under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable exercise date.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information. We derived the selected consolidated balance sheet information as of December 31, 2017 and 2016, and the selected consolidated statement of operations information for the years ended December 31, 2017, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated balance sheet information as of December 31, 2015, 2014 and 2013, and the selected consolidated statement of operations information for the years ended December 31, 2014 and 2013 from our consolidated financial statements not included in this Annual Report on Form 10-K, and which reflects the impact of the revision to our previously issued consolidated financial statements to correct for certain prior period errors primarily related to the capitalization and depreciation of internal labor and related costs, as more fully described in Note 2 to our consolidated financial statements.

The selected historical financial data presented below should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. For each of the periods presented prior to July 1, 2015, we were a separate wholly owned subsidiary of GHC. The financial information for the periods prior to July 1, 2015 may not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during the periods presented, as such historical financial information includes allocations of certain GHC corporate expenses. We believe the assumptions and methodologies underlying the allocation of those expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as a stand-alone entity. Further, our 2017 financial position and operating results include the prospective adoption of a change in estimate and change in accounting principle for capitalized labor costs effective in the first quarter of 2017, as well as eight months of NewWave operations following the completion of our acquisition of NewWave on May 1, 2017. These matters may impact comparability across periods.

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated Statement of Operations Information
Revenues	$960,029	$819,625	$807,266	$814,812	$825,707
Net income	$234,028	$101,102	$91,822	$147,907	$104,156

Net income per common share:
Basic	$41.20	$17.60	$15.69	$25.31	$17.82
Diluted	$40.72	$17.52	$15.67	$25.31	$17.82

Cash dividends declared per common share	$6.50	$6.00	$1.50	$-	$-

Consolidated Balance Sheet Information
Cash and cash equivalents	$161,752	$138,040	$119,199	$6,410	$6,238
Total assets	$2,218,329	$1,421,089	$1,422,466	$1,283,866	$1,277,449
Total debt, including capital lease obligations and excluding debt issuance costs	$1,194,642	$545,284	$549,051	$-	$-
Total liabilities	$1,546,913	$951,812	$974,517	$420,764	$459,891
Total stockholders’ equity	$671,416	$469,277	$447,949	$863,102	$817,558

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with our accompanying audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, as well as the discussion in the section of this Annual Report on Form 10-K entitled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Our actual results may vary materially from those expressed or implied by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

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

Our Business

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 77% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are among the 10 largest cable system operators in the United States based on customers and revenues in 2017, providing service to 797,537 residential and business customers out of approximately 2.1 million homes passed as of December 31, 2017. Of these customers, 643,153 subscribed to data services, 363,888 subscribed to video services and 134,881 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues during 2017, they are residential data (43.2%), residential video (34.6%), business services (data, voice and video – 13.7%), residential voice (4.6%) and advertising sales (2.6%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs.

In 2017, our Adjusted EBITDA margins for residential data and business services were approximately four and five times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 50% and 60% of total residential video revenues (in addition to the other material direct and indirect costs associated with residential video). None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are allocated equally on a per PSU basis. Programming costs and retransmission fees have a meaningfully lower impact on business services margins than residential video because business services include data, voice and video, diminishing the relative impact of programming costs and retransmission fees on that product line as a whole.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall PSUs. Accordingly, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering. Since 2012, we have adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, residential voice service. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected LTV, who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

The trends described above have impacted our four largest product lines in the following ways:

●

Residential data. We experienced growth in the number of, and revenues from, our residential data customers every year since 2013. We expect this growth to continue due to projected increases in the number of potential customers for us to serve, as there are still a number of households in our markets that do not subscribe to data services from any provider. We expect to capture a portion of these customers and anticipate capturing additional market share from existing data subscribers due to our continued upgrades in broadband capacity, our ability to offer higher access speeds than many of our competitors and our Wi-Fi support service.

●

Residential video. Residential video service is a competitive and highly penetrated business. As we focus on the higher-margin businesses of residential data and business services, we are de-emphasizing our residential video business and, as a result, expect residential video revenues to continue to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their residential voice service and exclusively use wireless voice service providers. We believe this trend will continue because of competition from wireless voice service. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data and voice customers and revenues and expect this growth to continue. We attribute this growth to our strategic focus shift on increasing sales to business customers and our recently expanded efforts to attract enterprise business customers. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, OTT video providers and DBS television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We made elevated levels of capital investments between 2012 and 2017 to increase our cable plant capacities and reliability, launch all-digital video services, which has freed up approximately half of average plant bandwidth for data services, and increase data capacity by moving from four-channel bonding to 32-channel bonding. We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave transaction, because we believe these investments are necessary to remain competitive. We expect to spend up to $60 million over three years, including $10 million spent in 2017, to enhance the acquired NewWave systems by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding to enable a 1 Gbps download speed product launch, converting back office functions such as billing, accounting and service provisioning and migrating products to legacy Cable One platforms.

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

On May 1, 2017, we completed the acquisition of all of the outstanding equity interests of NewWave, and NewWave became a wholly owned subsidiary of Cable One. We paid a purchase price of $740.2 million in cash on a debt-free basis and subject to customary post-closing adjustments. In connection with the transaction, we amended our existing credit agreement and incurred $750 million of senior secured loans which were used to finance the acquisition, pay off our existing term loan and pay related fees and expenses. See Notes 3 and 8 of the Notes to our consolidated financial statements included in this Annual Report on Form 10-K for details on these transactions.

Results of Operations

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the SEC. They reflect the historical Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows of our Company for the years presented.

The accompanying consolidated financial statements reflect our results of operations and financial position as a stand-alone company following the spin-off. Prior to the spin-off, the accompanying consolidated financial statements were derived from the consolidated financial statements and accounting records of GHC. The impact of transactions between our Company and GHC was included in these consolidated financial statements and was considered to be effectively settled for cash in the consolidated financial statements at the time the spin-off was effective. The total net effect of the settlement of these intercompany transactions was reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Statements of Stockholders’ Equity as Additional GHC investment (deficit) for 2015. In connection with the spin-off, we distributed $450 million to GHC, which was funded by our senior unsecured notes. We also entered into a credit agreement for a five-year revolving credit facility of $200 million (the “Revolving Credit Facility”) and a five-year term loan of $100 million (the “Term Loan”).

The accompanying consolidated financial statements for the year ended December 31, 2017 include eight months of NewWave operations following the completion of the acquisition on May 1, 2017. In connection with the NewWave acquisition, we amended the credit agreement and incurred $250 million and $500 million of senior secured loans maturing in five and seven years, respectively, to finance the acquisition and related fees and expenses and to pay off the existing Term Loan. See “Financial Condition: Liquidity and Capital Resources—Financing Activity” for more information on our debt financing activities.

Our results of operations for the years ended December 31, 2017, 2016 and 2015 may not be indicative of our future results. In addition, as we did not operate as a stand-alone entity prior to July 1, 2015, the 2015 financial information included in this Annual Report on Form 10-K may not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated as a stand-alone entity during the entirety of 2015.

Change in Accounting Principle and Revision of Previously Issued Financial Statements

As previously disclosed, we changed our accounting related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities beginning in the first quarter of 2017 as a result of additional information available from new systems and processes. We initially classified the change as a change in accounting estimate. During the fourth quarter of 2017, we determined that a portion of what had previously been reflected as a change in estimate should have been categorized as a change in accounting principle and accounted for prospectively upon adoption due to the impracticability of retrospective adoption. We determined that the retrospective application of the change in accounting principle was impracticable for all prior periods as we would have to make significant estimates and assumptions over a number of years due to the lack of a time tracking system and the change in mix of employee activities resulting from our business change over the years. We reflected the impact of the change in estimate and change in accounting principle prospectively within our 2017 annual and interim consolidated financial statements. We also concurrently identified and corrected an error associated with the historical accounting for certain categories of internal labor and related costs, which resulted in the undercapitalization of labor costs in our previously issued annual and interim financial statements. Although we have determined such error to be immaterial to previously issued financial statements, the cumulative effect of the error would be material if corrected in the current year. Therefore, we have revised our historical financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. In connection with this revision, we also corrected for other previously identified immaterial income tax and other errors. As a result, all financial information contained within this Annual Report on Form 10-K has been revised to reflect all error corrections. See Note 2 of the Notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

PSUs and Customer Counts and PSUs by Primary Products

During 2017, our total PSUs increased 191,957, or 20.2%, compared to our total PSUs as of December 31, 2016, with increases in residential data, video and voice PSUs of 115,801, 40,149 and 12,289, respectively, and an increase in business PSUs of 23,718. Our total customer relationships increased 140,315, or 21.3%, year-over-year. The year-over-year increases were primarily attributable to new customers acquired as a result of the NewWave acquisition.

During 2016, our total PSUs decreased 42,520, or 4.3%, compared to our total PSUs as of December 31, 2015, mainly attributable to residential video and voice customer losses of 43,316 and 13,304, respectively, partially offset by increases in residential data and business PSUs of 8,076 and 6,024, respectively, as a result of industry trends and our strategic focus shift. Our total customer relationships decreased 7,382, or 1.1%, year-over-year.

The following table provides an overview of selected customer data for our cable systems for the time periods specified:

	As of December 31,
	2017	2016	2015
Residential data PSUs	584,854	469,053	460,977
Residential video PSUs (1)	346,712	306,563	349,879
Residential voice PSUs	110,013	97,724	111,028
Total residential PSUs	1,041,579	873,340	921,884

Business data PSUs (2)	58,299	44,855	40,264
Business video PSUs	17,176	13,683	14,271
Business voice PSUs (3)	24,868	18,087	16,066
Total business PSUs	100,343	76,625	70,601

Total PSUs	1,141,922	949,965	992,485

Total residential customer relationships	731,011	605,699	617,220
Total business customer relationships	66,526	51,523	47,384
Total customer relationships	797,537	657,222	664,604

______________

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

The following table provides an overview of selected customer data for our legacy Cable One cable systems excluding the impact of PSUs and customers attained as a result of the NewWave acquisition for the time periods specified:

	As of December 31,
	2017	2016	2015
Residential data PSUs	476,046	469,053	460,977
Residential video PSUs (1)	270,003	306,563	349,879
Residential voice PSUs	88,424	97,724	111,028
Total residential PSUs	834,473	873,340	921,884

Business data PSUs (2)	48,889	44,855	40,264
Business video PSUs	12,998	13,683	14,271
Business voice PSUs (3)	20,028	18,087	16,066
Total business PSUs	81,915	76,625	70,601

Total PSUs	916,388	949,965	992,485

Total residential customer relationships	595,886	605,699	617,220
Total business customer relationships	55,357	51,523	47,384
Total customer relationships	651,243	657,222	664,604

_____________

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

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages to single and double-play. This is because some residential video customers have defected to DBS services and OTT offerings in lieu of video and more households have discontinued residential voice service. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.

2017 Compared to 2016

Revenues

Revenues increased $140.4 million, or 17.1%, due primarily to increases in residential data, residential video and business services revenues of $70.3 million, $37.8 million and $30.8 million, respectively. The increase was the result of the NewWave operations since May 1, 2017 and organic growth in our higher margin product lines of residential data and business services, partially offset by a decrease in advertising sales revenues.

Revenues by service offering were as follows for 2017 and 2016, together with the percentages of revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	Revenues	% of Revenues	Revenues	% of Revenues	$ Change	% Change
Residential data	$414,525	43.2	$344,184	42.0	$70,341	20.4
Residential video	332,536	34.6	294,781	36.0	37,755	12.8
Residential voice	43,733	4.6	42,949	5.2	784	1.8
Business services	131,155	13.7	100,311	12.2	30,844	30.7
Advertising sales	24,824	2.6	27,496	3.4	(2,672)	(9.7)
Other	13,256	1.3	9,904	1.2	3,352	33.8
Total revenues	$960,029	100.0	$819,625	100.0	$140,404	17.1

Average monthly revenue per unit for the indicated service offerings were as follows for 2017 and 2016:

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$63.28	$61.68	$1.60	2.6
Residential video (1)	$81.07	$74.84	$6.23	8.3
Residential voice (1)	$33.80	$34.29	$(0.49)	(1.4)
Business services (2)	$179.91	$169.03	$10.88	6.4

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

Revenues by service offering, excluding the impact of revenues related to NewWave, were as follows for 2017 and 2016, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	Revenues	% of Revenues	Revenues	% of Revenues	$ Change	% Change
Residential data	$371,368	44.6	$344,184	42.0	$27,184	7.9
Residential video	278,445	33.4	294,781	36.0	(16,336)	(5.5)
Residential voice	37,460	4.5	42,949	5.2	(5,489)	(12.8)
Business services	112,183	13.5	100,311	12.2	11,872	11.8
Advertising sales	23,799	2.9	27,496	3.4	(3,697)	(13.4)
Other	9,514	1.1	9,904	1.2	(390)	(3.9)
Total revenues	$832,769	100.0	$819,625	100.0	$13,144	1.6

Average monthly revenue per unit, excluding the impact of revenues and customers attained as a result of the NewWave acquisition, were as follows for 2017 and 2016:

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$65.49	$61.68	$3.81	6.2
Residential video (1)	$80.49	$74.84	$5.65	7.5
Residential voice (1)	$33.54	$34.29	$(0.75)	(2.2)
Business services (2)	$174.94	$169.03	$5.91	3.5

_____________

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period.

Residential data service revenues increased $70.3 million, or 20.4%, due primarily to an increase in residential data customers of 24.7% year-over-year as a result of the NewWave operations and organic subscriber growth, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

Residential video service revenues increased $37.8 million, or 12.8%, due primarily to an increase in residential video customers of 13.1% as a result of the NewWave operations and a rate adjustment in the first quarter of 2017.

Residential voice service revenues increased $0.8 million, or 1.8%, due primarily to an increase in residential voice customers of 12.6% as a result of the NewWave operations, partially offset by a decrease in average monthly revenue per unit.

Business services revenues increased $30.8 million, or 30.7%, due primarily to the NewWave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2017. Total business customer relationships increased 29.1% year-over-year. Overall, business services comprised 13.7% of our total revenues for 2017 compared to 12.2% of our total revenues for 2016.

Advertising sales revenues decreased $2.7 million, or 9.7%, due primarily to a decrease in political advertising and fewer video customers to be reached by advertising spots.

Other revenues increased $3.4 million, or 33.8%, due primarily to the NewWave operations.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $337.0 million in 2017 and increased $40.5 million, or 13.6%, compared to 2016. Operating expenses as a percentage of revenues were 35.1% for 2017 compared to 36.2% for 2016. Additional operating expenses attributable to the NewWave operations were $63.1 million for 2017. This increase was partially offset by a $12.7 million decrease in labor costs associated with our change in accounting for capitalized labor, a $3.8 million decrease in programming costs resulting from fewer video subscribers, a $3.1 million decrease in backbone and internet connectivity fees, a $1.3 million decrease in insurance costs and a $1.0 million decrease in repair and maintenance costs. Excluding the impact of the NewWave operations, operating expenses would have been $273.9 million in 2017, a decrease of $22.7 million, or 7.6%. Operating expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 32.9% in 2017 compared to 36.2% in 2016.

Selling, general and administrative expenses increased $20.8 million, or 11.3%, to $204.8 million for 2017. Selling, general and administrative expenses as a percentage of revenues were 21.3% and 22.5% for 2017 and 2016, respectively. Additional selling, general and administrative expenses attributable to the NewWave operations were $16.6 million for 2017. Increases in severance costs of $4.4 million, deferred compensation expenses of $2.4 million and software maintenance costs of $2.1 million were partially offset by a $3.6 million decrease in labor costs associated with the capitalized labor change and a $1.8 million decrease in employee incentive costs. Excluding the incremental expenses associated with the NewWave operations, selling, general and administrative expenses would have increased $4.2 million, or 2.2%, to $188.2 million for 2017. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 22.6% in 2017 compared to 22.5% in 2016.

Depreciation and amortization increased $33.8 million, or 22.8%, to $181.6 million for 2017 including $32.2 million attributable to the NewWave operations. The increase was due primarily to new assets placed in service in 2017 and 2016, including property, plant and equipment and amortizable intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated during those years. As a percentage of revenues, depreciation and amortization expense was 18.9% for 2017 compared to 18.0% for 2016.

We recognized a $0.6 million net loss on disposal of assets in 2017 compared to $2.8 million in 2016. The net loss in 2017 consisted of a $7.2 million loss on disposals of property, plant and equipment, including $2.1 million associated with damage caused by Hurricane Harvey, partially offset by a $6.6 million gain on the sale of our previous headquarters building.

Interest Expense

Interest expense was $46.9 million and $30.2 million for 2017 and 2016, respectively. The increase was due primarily to additional debt incurred to finance the NewWave acquisition.

Other Income (Expense)

Other income for 2017 primarily consisted of interest income of $1.2 million, partially offset by a $0.6 million write-off of debt issuance costs related to the additional debt incurred to finance the NewWave acquisition. Other income of $5.1 million in 2016 primarily consisted of a $4.1 million net gain on the sale of a cable system and interest income.

Income Tax Provision (Benefit)

The income tax provision (benefit) decreased $106.4 million, or 171.1%. The decrease primarily related to a net income tax benefit of $113.0 million mainly associated with a reduction of our net deferred income tax liabilities as a result of the Federal tax reform legislation passed in the fourth quarter of 2017 and $3.4 million of income tax benefits attributable to equity-based awards recorded throughout 2017. Our effective tax rate was (23.3)% for 2017 and 38.1% for 2016.

2016 Compared to 2015

Revenues

Revenues increased $12.4 million, or 1.5%, due primarily to increases in residential data and business services revenues of $49.7 million and $11.6 million, respectively, partially offset by decreases in residential video and residential voice revenues of $37.9 million and $7.2 million, respectively. The decreases in residential video and residential voice revenues were primarily attributable to residential video customer losses of 12.4% and residential voice customer losses of 12.0% during 2016.

Revenues by service offering were as follows for 2016 and 2015, together with the percentages of revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2016		2015		2016 vs. 2015
	Revenues	% of Revenues	Revenues	% of Revenues	$ Change	% Change
Residential data	$344,184	42.0	$294,486	36.5	$49,698	16.9
Residential video	294,781	36.0	332,716	41.2	(37,935)	(11.4)
Residential voice	42,949	5.2	50,148	6.2	(7,199)	(14.4)
Business services	100,311	12.2	88,741	11.0	11,570	13.0
Advertising sales	27,496	3.4	31,034	3.8	(3,538)	(11.4)
Other	9,904	1.2	10,141	1.3	(237)	(2.3)
Total revenues	$819,625	100.0	$807,266	100.0	$12,359	1.5

Average monthly revenue per unit for the indicated service offerings were as follows for 2016 and 2015:

	Year Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Residential data (1)	$61.68	$53.89	$7.79	14.5
Residential video (1)	$74.84	$70.53	$4.31	6.1
Residential voice (1)	$34.29	$34.54	$(0.25)	(0.7)
Business services (2)	$169.03	$164.12	$4.91	3.0

___________

(1)	Average monthly per unit values represent the applicable residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period.
(2)	Average monthly per unit values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period.

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

Residential voice service revenues decreased $7.2 million, or 14.4%, due primarily to a decline in residential voice customers of 12.0% as more residential customers have discontinued residential voice service.

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

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) decreased $8.3 million, or 2.7%, due primarily to a 12.4% reduction in residential video customers, which significantly reduced programming costs. In total, programming costs declined $9.9 million and non-programming operating expenses increased $3.4 million. The increase in non-programming operating expenses was primarily attributable to increases in backbone and internet connectivity fees of $1.9 million, group insurance of $1.2 million and software maintenance costs of $0.7 million, partially offset by a decrease in franchise fees of $1.5 million due to the decrease in video revenues subject to franchise fees. Operating expenses (excluding depreciation and amortization) as a percentage of revenues were 36.2% and 37.8% for 2016 and 2015, respectively.

Selling, general and administrative expenses decreased $9.7 million, or 5.0%, due primarily to decreases in processing costs for customer billing following the completion of our billing system conversion of $11.4 million; salaries, wages and benefits costs of $7.3 million due to decreased headcount and lower group insurance costs; general and workers’ compensation insurance expense of $2.9 million; property taxes of $1.5 million and software maintenance of $1.1 million. The decrease was partially offset by increases in incentive compensation expense of $4.8 million; acquisition-related costs of $4.7 million; advertising and marketing expense of $3.2 million and professional services expense of $2.2 million. Selling, general and administrative expenses as a percentage of revenues were 22.5% and 24.0% for 2016 and 2015, respectively.

Depreciation and amortization increased $3.3 million, or 2.3%, due primarily to new assets placed in service in 2016 and 2015, partially offset by assets that became fully depreciated during those years.

We recognized a $2.8 million loss on disposal of assets in 2016 compared to $0.6 million in 2015.

Interest Expense

Interest expense was $30.2 million and $16.1 million for 2016 and 2015, respectively. The increase was due to the issuance of our long-term debt in June 2015 in connection with the spin-off.

Other Income (Expense)

Other income (expense) increased $5.4 million in 2016 due primarily to a $4.1 million net gain on the sale of a cable system and higher interest income.

Income Tax Provision (Benefit)

The income tax provision (benefit) increased $6.7 million, or 12.1%, due primarily to an increase in taxable income of $16.0 million, or 10.9%. Our effective tax rate was 38.1% and 37.6% for 2016 and 2015, respectively.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision (benefit), depreciation and amortization, equity- and pre-spin cash-based incentive compensation expense, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on disposal of assets, billing system implementation costs, other (income) expense, net, and other unusual operating expenses, as provided in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculation under our outstanding Senior Credit Facilities and Notes (each as defined under “Financial Condition: Liquidity and Capital Resources – Financing Activity” below) to determine compliance with the covenants contained in the Senior Credit Facilities and ability to take certain actions under the indenture governing the Notes. For the purpose of calculating compliance with the leverage ratio covenants in our debt instruments, we use a measure similar to Adjusted EBITDA, as presented. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income (1)	$234,028	$101,102	$91,822

Plus: Interest expense	46,864	30,221	16,090
Income tax provision (benefit)	(44,227)	62,162	55,433
Depreciation and amortization	181,619	147,839	144,503
Equity- and pre-spin cash-based incentive compensation expense	10,743	12,298	9,739
Severance expense	5,461	1,012	-
(Gain) loss on deferred compensation	2,753	312	(1,141)
Acquisition-related costs	5,942	4,719	-
(Gain) loss on disposal of assets	574	2,821	1,735
Billing system implementation costs	-	-	5,007
Other (income) expense, net	(668)	(5,121)	232

Adjusted EBITDA (1)	$443,089	$357,365	$323,420

____________

(1)

Net income and Adjusted EBITDA results for 2017 include eight months of NewWave operations and the favorable impact of a reduction in expense of $16.3 million due to a change in accounting for capitalized labor costs. Without the contribution from NewWave operations, net income would have increased 123.8% to $226.3 million and Adjusted EBITDA would have increased 10.7% to $395.5 million in 2017. Excluding both the NewWave operations and the capitalized labor change, net income would have increased 113.8% to $216.2 million and Adjusted EBITDA would have increased 6.1% to $379.2 million in 2017.

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make planned capital expenditures, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. As a result of the 2017 Federal tax reform legislation, the Company expects to realize approximately $38 million to $42 million of cash tax savings in 2018.

The following table shows a summary of our cash flows for the years indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$324,486	$257,121	$252,116
Net cash used in investing activities	(891,167)	(141,607)	(160,928)
Net cash provided by (used in) financing activities	590,393	(96,673)	21,601
Change in cash and cash equivalents	23,712	18,841	112,789
Cash and cash equivalents, beginning of period	138,040	119,199	6,410
Cash and cash equivalents, end of period	$161,752	$138,040	$119,199

During 2017 and 2016, our cash and cash equivalents increased $23.7 million and $18.8 million, respectively. At December 31, 2017 and 2016, we had $161.8 million and $138.0 million of cash on hand and working capital of $71.8 million and $75.3 million, respectively.

Our net cash provided by operating activities was $324.5 million, $257.1 million and $252.1 million in 2017, 2016, and 2015, respectively. The change in operating cash flows in 2017 compared to 2016 was primarily attributable to an increase in Adjusted EBITDA of $85.7 million and a decrease in cash paid for income taxes of $13.4 million, partially offset by a $17.3 million difference in changes to net operating assets and liabilities and a $15.4 million increase in cash paid for interest. The difference in changes in operating assets and liabilities primarily reflects changes in Income taxes receivable and Other assets and other liabilities, net as a result of the timing of payments in 2017 compared to 2016. The change in operating cash flows in 2016 compared to 2015 was primarily attributable to higher net income and a favorable change in deferred taxes compared to 2015, partially offset by unfavorable changes in operating assets and liabilities.

Our net cash used in investing activities was $891.2 million, $141.6 million and $160.9 million in 2017, 2016 and 2015, respectively. The higher use of cash in 2017 compared to 2016 was due primarily to $727.9 million in net cash paid for the NewWave acquisition and a $28.2 million increase in cash paid for capital expenditures. The lower use of cash for investing activities in 2016 compared to 2015 was driven by lower capital expenditures coupled with increases in proceeds received from the sale of a cable system and the sale of fixed assets, partially offset by cash outflows to acquire a cable system.

Our net cash provided by financing activities was $590.4 million and $21.6 million in 2017 and 2015, respectively, and net cash used in financing activities was $96.7 million in 2016. Cash inflows in 2017 were primarily attributable to $750.0 million of new debt incurred in connection with the NewWave acquisition, partially offset by long term debt payments, including the $93.8 million Term Loan repayment, $37.2 million in dividend payments to stockholders, a $15.2 million payment of debt issuance costs and $5.0 million of withholding tax payments associated with equity award vesting and exercise activities. Cash outflows in 2016 primarily consisted of $56.4 million to repurchase our common stock, $34.4 million in dividend payments to stockholders, $3.8 million of long-term debt repayments as well as $2.2 million of withholding tax payments for vested restricted stock awards. Cash inflows in 2015 were primarily due to $541.1 million of proceeds from senior notes issuance and borrowings under our Term Loan, net of issuance costs. The net proceeds were utilized primarily to fund the $450 million distribution to GHC in conjunction with the spin-off.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through December 31, 2017, we have repurchased 165,833 shares at an aggregate cost of $73.3 million. In 2017, we repurchased 900 shares at an aggregate cost of $0.5 million. Additionally, we currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2017, the Board approved a quarterly dividend of $1.75 per share of common stock, which was paid on December 8, 2017. During the first quarter of 2018, the Board approved a quarterly dividend of $1.75 per share of common stock, which will be payable to holders of record as of February 20, 2018 with payment scheduled for early March 2018.

Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Notes”) pursuant to an indenture (the “Indenture”) dated as of June 17, 2015. The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year. The Notes are jointly and severally guaranteed on a senior unsecured basis (the “Guarantees”) by each of our subsidiaries that guaranteed the Senior Credit Facilities (the “Guarantors”). The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At our option, the Notes may be redeemed in whole or in part, at any time prior to June 15, 2018, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest, if any, to (but excluding) the redemption date plus a “make-whole” premium. We may also redeem the Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. Additionally, at any time prior to June 15, 2018, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a price equal to 105.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets.

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

The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $3.1 million at December 31, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.88% per annum at December 31, 2017. We had $196.9 million available for borrowing under the Revolving Credit Facility at December 31, 2017.

On May 1, 2017, we entered into the Restatement Agreement (the “Restatement Agreement”) with JPMorgan, as administrative agent, and the lenders party thereto, pursuant to which we amended and restated the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”) and incurred $750 million of senior secured loans (the “New Loans”), which were used, together with cash on hand, to (i) finance the transactions contemplated by the Agreement and Plan of Merger relating to the NewWave acquisition, (ii) repay in full the Term Loan and (iii) pay related fees and expenses.

The New Loans consist of (a) a five-year Term Loan A in an aggregate principal amount of $250 million (the “Term Loan A”) and (b) a seven-year Term Loan B in an aggregate principal amount of $500 million (the “Term Loan B” and, together with the Term Loan A and the Revolving Credit Facility, the “Senior Credit Facilities”). The obligations under the Amended and Restated Credit Agreement are guaranteed by our wholly owned subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the guarantors.

The interest margins applicable to the New Loans under the Amended and Restated Credit Agreement are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (x) with respect to the Term Loan A, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio and (y) with respect to the Term Loan B, 2.25% for LIBOR loans and 1.25% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the outstanding balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment penalty if prepaid within six months of funding, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

We were in compliance with all debt covenants as of December 31, 2017.

As of December 31, 2017, outstanding borrowings under the Term Loan A and Term Loan B were $246.9 million and $497.5 million, and bore interest at a rate of 3.45% per annum and 3.95% per annum, respectively.

In connection with the New Loans, we incurred $15.2 million in debt issuance costs, of which $0.6 million was written off during 2017. We recorded $3.2 million and $1.6 million of debt issuance cost amortization for the years ended December 31, 2017 and 2016, respectively. Unamortized debt issuance costs totaled $19.6 million and $8.1 million at December 31, 2017 and 2016, respectively.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

We have adopted capital expenditure disclosure guidance as supported by the NCTA. These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of capital expenditures reported in this Annual Report on Form 10-K are calculated in accordance with NCTA disclosure guidelines, which include assets acquired during the relevant periods.

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Customer premise equipment	$37,071	$22,248	$31,459
Commercial	9,595	8,257	7,147
Scalable infrastructure	40,122	41,017	57,452
Line extensions	15,947	10,470	8,505
Upgrade/rebuild	19,186	17,575	25,572
Support capital	57,442	31,257	41,929
Total	$179,363	$130,824	$172,064

Contractual Obligations and Contingent Commitments

The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

Years ending December 31,	Programming Purchase Commitments	Operating Leases	Total Debt, including Capital Leases	Other Purchase Obligations (1)	Total
2018	$208,900	$1,852	$14,375	$23,362	$248,489
2019	155,086	1,344	20,642	12,785	189,857
2020	88,224	948	26,892	7,658	123,722
2021	32,147	699	30,017	4,980	67,843
2022	-	317	180,017	851	181,185
Thereafter	-	418	922,699	3,985	927,102
Total	$484,357	$5,578	$1,194,642	$53,621	$1,738,198

____________

(1)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in our Consolidated Balance Sheet within Accounts payable and accrued liabilities.

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included above represent estimates of the future programming costs for these purchase commitments based on subscriber numbers and tier placement as of December 31, 2017 and estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

Total debt relates to principal repayment obligations as defined by the agreements described in the “Financing Activity” section above and for capital leases.

The following items are not included as contractual obligations due to various factors discussed below. However, we incur these costs as part of our operations:

●

We rent utility poles used in our operations. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was $7.8 million, $5.7 million and $5.7 million in 2017, 2016 and 2015, respectively.

●

We pay franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Consolidated Statements of Operations and Comprehensive Income were $15.7 million, $14.2 million and $15.7 million in 2017, 2016 and 2015, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2017 and 2016 totaled $12.0 million and $7.9 million, respectively. Payments under these arrangements are required only in the event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

Goodwill and Indefinite-Lived Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. During 2017, we recognized $87.2 million of goodwill and $315.0 million of indefinite-lived intangible assets related to the NewWave acquisition; therefore, these balances were as follows (dollars in millions):

	As of December 31,
	2017	2016
Goodwill and indefinite-lived intangible assets	$984.3	$582.1
Total assets	$2,218.3	$1,421.1
Percentage of goodwill and indefinite-lived intangible assets to total assets	44%	41%

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and other agreements. We assess the recoverability of our goodwill as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are established at the regional cable system level. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case the second step of the goodwill impairment test would be performed, and the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment. We did not recognize any impairment charges in any of the periods presented.

Indefinite-Lived Intangible Assets

Our $812.1 million and $497.1 million of intangible assets with an indefinite life as of December 31, 2017 and 2016, respectively, are principally from cable franchise agreements that we have with state and local governments allowing us to contract and operate a cable business within a specified geographic area. We expect our cable franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. We grouped the recorded values of our various cable franchise agreements into regional cable systems or units of account.

We assess the recoverability of our indefinite-lived intangible assets as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We evaluate the unit of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of Adjusted EBITDA generated by the underlying assets, current market transactions, and profitability information. If the fair value of our indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We did not recognize any impairment charges in any of the periods presented.

Property, Plant and Equipment

The cable industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. The following table presents certain information regarding our net property, plant and equipment, including as a percentage of total assets, and our cash paid for property, plant and equipment for the periods indicated (dollars in millions):

	As of December 31,
	2017	2016
Property, plant and equipment, net	$831.9	$642.9
Total assets	$2,218.3	$1,421.1
Property, plant and equipment, net as a percentage of total assets	38%	45%

Cash paid for property, plant and equipment	Year ended December 31,
2017	$175.2
2016	$147.0
2015	$161.8

Property, plant and equipment represents the costs incurred in the design, construction and implementation of plant, infrastructure and capacity improvements and upgrades. Costs associated with the installation and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal and external labor costs and related indirect and overhead costs are also capitalized. Indirect and overhead costs include payroll taxes, insurance and other benefits and vehicle, tool and supply expense related to installation activities. Capitalized labor costs include the direct costs of engineers and technical managers involved in the design and implementation of plant and infrastructure, the costs of technicians involved in the installation and upgrades of services and customer premise equipment, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs capitalized for engineering and technical personnel are based on standards developed by position for the percentage of time spent on capitalized projects while internal labor costs associated with installation and other plant activities are based on standards developed from operational data. Overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

The estimated useful lives assigned to our property, plant and equipment are reviewed on an annual basis or more frequently if circumstances warrant and such lives are revised to the extent necessary due to changing facts and circumstances. Any changes in estimated useful lives are reflected prospectively.

As previously disclosed, we changed our accounting related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities beginning in the first quarter of 2017 as a result of additional information available from new systems and processes. We initially classified the change as a change in accounting estimate. During the fourth quarter of 2017, we determined that a certain portion of the initial change in estimate should have been categorized as a change in principle and have properly reflected the impact associated with the change in principle in our 2017 consolidated financial statements. Capitalized labor costs increased $16.3 million during 2017 compared to 2016, of which $15.6 million related to the change in principle. We also concurrently identified an error regarding the historical accounting for certain categories of internal labor and related costs associated with construction and customer installation activities and all financial information contained within this Annual Report on Form 10-K has been revised to reflect such error correction.

Recently Adopted and Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in Note 2 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain/loss arising from changes in market rates and prices, such as interest rates. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity,” our long-term debt at December 31, 2017 consisted of $450 million of the Notes and $744.4 million of borrowings under the Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either the LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. Based on the principal outstanding under our Senior Credit Facilities as of December 31, 2017 and 2016, assuming, hypothetically, that the LIBOR rate applicable to the Senior Credit Facilities was 100 basis points higher would have resulted in a change in annual interest expense of $7.4 million and $1.0 million, respectively. The year-over-year increase is primarily due to an increase in outstanding principal under the Senior Credit Facilities. At December 31, 2017 and 2016, the aggregate fair value of the Notes, based upon quoted market prices, was $464.6 million and $463.5 million, respectively. An increase in the market rate of interest applicable to the Notes would not increase our interest expense with respect to the Notes since the rate of interest we are required to pay on the Notes is fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of the RBI Holding LLC ("NewWave") acquisition on May 1, 2017, the Company has incorporated internal controls over significant processes specific to the acquisition and to post-acquisition activities necessary for the integration of the combined company, including controls associated with acquisition-related accounting and related disclosures as well as the adoption of common financial reporting and internal control practices for the combined company. The NewWave operations utilize a different billing system and processes, for which the Company has designed and implemented new internal controls effective in the first quarter of 2018.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by guidance issued by the SEC, the Company has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of NewWave, which was acquired on May 1, 2017. Excluded assets of NewWave as of December 31, 2017 represented 10% of total assets, and NewWave’s revenues for the period May 1, 2017 through December 31, 2017 represented 13% of total revenues. Based on the results of this assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2018 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2018 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2018 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2018 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

(b) Exhibits.

Exhibit Number	Description

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

4.2

First Supplemental Indenture, dated as of May 1, 2017, among Cable One, Inc., Avenue Broadband Communications LLC, Telecommunications Management, LLC, Ultra Communications Group, LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).

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

Exhibit Number	Description

10.5	Cable One, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.6	Cable One, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.7

Form of Restricted Stock Award Agreement for restricted stock grants during 2015 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2015).+

10.8

Form of Stock Appreciation Right Agreement for grants during 2015 and 2016 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).+

10.9

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2016 (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 7, 2016).+

10.10	Form of Stock Appreciation Right Agreement for grants during 2017 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.11

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2017 (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.12

Form of Restricted Stock Award Agreement for time-based restricted stock grants during 2017 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.13

Amendment No. 1 to Credit Agreement, dated as of February 13, 2017, among Cable One, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 14, 2017).

10.14

Restatement Agreement, dated as of May 1, 2017, among Cable One, Inc., Cable One VoIP, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).

10.15	Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan.*+

10.16

Form of Non-Employee Director Restricted Stock Unit Agreement for grants beginning in 2017 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).+

10.17	Form of Stock Appreciation Right Agreement for grants beginning in 2018.*+

10.18	Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2018.*+

10.19	Form of Restricted Stock Award Agreement for time-based restricted stock grants beginning in 2018.*+

10.20	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2018.*+

10.21	Separation Agreement with Alan H. Silverman dated November 17, 2017.*+

18.1	Letter regarding change in accounting principles from PricewaterhouseCoopers LLP.*

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

Exhibit Number	Description

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

_________

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLE ONE, INC. (Registrant)

Date: March 1, 2018	By:	/s/ Julia M. Laulis
Julia M. Laulis
Chair of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julia M. Laulis and Kevin P. Coyle, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	March 1, 2018
Julia M. Laulis	(Principal Executive Officer)

/s/ Kevin P. Coyle	Senior Vice President and Chief Financial Officer	March 1, 2018
Kevin P. Coyle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brad D. Brian	Director	March 1, 2018
Brad D. Brian

/s/ Thomas S. Gayner	Director	March 1, 2018
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	March 1, 2018
Deborah J. Kissire

/s/ Thomas O. Might	Director	March 1, 2018
Thomas O. Might

/s/ Alan G. Spoon	Director	March 1, 2018
Alan G. Spoon

/s/ Wallace R. Weitz	Director	March 1, 2018
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	March 1, 2018
Katharine B. Weymouth

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cable One, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the capitalization of certain internal labor and related costs in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded RBI Holding LLC (“NewWave”) from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017.  We have also excluded NewWave from our audit of internal control over financial reporting.  NewWave is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 10% and 13%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Phoenix, Arizona

March 1, 2018

We have served as the Company’s auditor since 2014.

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$161,752	$138,040
Accounts receivable, net	51,141	33,049
Income tax receivable	21,331	4,547
Prepaid assets	8,160	10,824
Total Current Assets	242,384	186,460
Property, plant and equipment, net	831,892	642,915
Intangibles, net	965,745	497,480
Goodwill	172,129	84,928
Other assets	6,179	9,306
Total Assets	$2,218,329	$1,421,089

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$117,963	$82,703
Deferred revenue	38,266	22,190
Long-term debt – current portion	14,375	6,250
Total Current Liabilities	170,604	111,143
Long-term debt	1,160,682	530,886
Deferred income taxes	205,636	285,349
Accrued compensation and other liabilities	9,991	24,434
Total Liabilities	1,546,913	951,812

Commitments and contingencies (see Note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued, and 5,731,442 and 5,708,223 shares outstanding as of December 31, 2017 and 2016, respectively)	60	59
Additional paid-in capital	28,412	17,669
Retained earnings	723,354	526,542
Accumulated other comprehensive loss	(352)	(446)
Treasury stock, at cost (156,457 and 179,676 shares held as of December 31, 2017 and 2016, respectively)	(80,058)	(74,547)
Total Stockholders' Equity	671,416	469,277
Total Liabilities and Stockholders' Equity	$2,218,329	$1,421,089

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share and share data)	2017	2016	2015
Revenues	$960,029	$819,625	$807,266
Costs and Expenses
Operating (excluding depreciation and amortization)	337,040	296,577	304,837
Selling, general and administrative	204,799	184,024	193,747
Depreciation and amortization	181,619	147,839	144,503
(Gain) loss on disposal of assets	574	2,821	602
Total operating costs and expenses	724,032	631,261	643,689
Income from operations	235,997	188,364	163,577
Interest expense	(46,864)	(30,221)	(16,090)
Other income (expense), net	668	5,121	(232)
Income before income taxes	189,801	163,264	147,255
Income tax provision (benefit)	(44,227)	62,162	55,433
Net income	$234,028	$101,102	$91,822

Other comprehensive gain (loss), net of tax	94	111	(557)
Comprehensive income	$234,122	$101,213	$91,265

Net income per common share:
Basic	$41.20	$17.60	$15.69
Diluted	$40.72	$17.52	$15.67
Weighted average common shares outstanding:
Basic	5,680,073	5,743,568	5,853,283
Diluted	5,747,037	5,770,960	5,860,089

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Additional GHC Investment	Treasury Stock,	Accumulated Other Comprehensive	Total Stockholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	(Deficit)	at cost	Loss	Equity
Balance at December 31, 2014	5,843,313	$58	$-	$1,335,733	$(472,689)	$-	$-	$863,102
Dividends paid to GHC	-	-	-	(450,000)	-	-	-	(450,000)
Net income	-	-	-	91,822	-	-	-	91,822
Net transfers to GHC	-	-	-	-	(36,199)	-	-	(36,199)
Reclassification of Additional GHC investment (deficit) in connection with spin-off	-	-	-	(508,888)	508,888	-	-	-
Changes in pension, net of tax	-	-	-	-	-	-	(557)	(557)
Equity-based compensation	36,612	1	4,929	-	-	-	-	4,930
Forfeiture of restricted stock	(8,347)	-	-	-	-	-	-	-
Repurchase of common stock	(38,136)	-	-	-	-	(16,367)	-	(16,367)
Dividends paid to stockholders	-	-	-	(8,782)	-	-	-	(8,782)
Balance at December 31, 2015	5,833,442	59	4,929	459,885	-	(16,367)	(557)	447,949
Net income	-	-	-	101,102	-	-	-	101,102
Changes in pension, net of tax	-	-	-	-	-	-	111	111
Equity-based compensation	-	-	12,298	-	-	-	-	12,298
Issuance of common stock under restricted stock unit awards	947	-	(380)	-	-	380	-	-
Issuance of equity awards, net of forfeitures	4,247	-	-	-	-	-	-	-
Repurchase of common stock	(126,797)	-	-	-	-	(56,370)	-	(56,370)
Withholding tax for equity awards	(3,616)	-	-	-	-	(2,190)	-	(2,190)
Excess income tax benefits for equity-based compensation activities		-	822	-	-	-	-	822
Dividends paid to stockholders	-	-	-	(34,445)	-	-	-	(34,445)
Balance at December 31, 2016	5,708,223	59	17,669	526,542	-	(74,547)	(446)	469,277
Net income	-	-	-	234,028	-	-	-	234,028
Changes in pension, net of tax	-	-	-	-	-	-	94	94
Equity-based compensation	-	-	10,743	-	-	-	-	10,743
Issuance of equity awards, net of forfeitures	31,129	1	-	-	-	-	-	1
Repurchases of common stock	(900)	-	-	-	-	(528)	-	(528)
Withholding tax for equity awards	(7,010)	-	-	-	-	(4,983)	-	(4,983)
Dividends paid to stockholders	-	-	-	(37,216)	-	-	-	(37,216)
Balance at December 31, 2017	5,731,442	$60	$28,412	$723,354	$-	$(80,058)	$(352)	$671,416

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$234,028	$101,102	$91,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,619	147,839	144,503
Amortization of debt issuance costs	3,174	1,642	902
Equity-based compensation	10,743	12,298	9,213
Write-off of debt issuance costs	613	-	-
Excess income tax benefits for equity-based compensation activities	-	(822)	-
Gain on sale of cable system	-	(4,096)	-
Deferred income taxes	(86,357)	(1,090)	(12,078)
(Gain) loss on disposal of assets	574	2,821	602
Changes in operating assets and liabilities:
Accounts receivable, net	(3,065)	1,773	(4,976)
Income tax receivable	(16,784)	(4,547)	-
Prepaid assets	4,950	243	1,763
Accounts payable and accrued liabilities	6,982	4,052	15,417
Deferred revenue	1,560	(173)	1,359
Income taxes payable	-	(5,928)	2,073
Other assets and other liabilities, net	(13,551)	2,007	1,516
Net cash provided by operating activities	324,486	257,121	252,116

Cash flows from investing activities:
Purchase of business, net of cash acquired	(727,947)	-	-
Capital expenditures	(179,363)	(130,824)	(172,064)
Change in accrued expenses related to capital expenditures	4,167	(16,190)	10,225
Proceeds from sale of cable system, net	-	6,752	-
Acquisition of cable system	-	(2,672)	-
Proceeds from sales of property, plant and equipment and other	11,976	1,327	911
Net cash used in investing activities	(891,167)	(141,607)	(160,928)

Cash flows from financing activities:
Net transfers to GHC	-	-	(42,665)
Proceeds from issuance of long-term debt	750,000	-	541,114
Payment of debt issuance costs	(15,224)	-	(1,768)
Payments on long-term debt	(100,642)	(3,767)	(1,250)
Repurchases of common stock	(528)	(56,370)	(16,367)
Payments of withholding tax for equity awards	(4,983)	(2,190)	-
Dividends paid to stockholders	(37,216)	(34,445)	(8,782)
Dividends paid to GHC	-	-	(450,000)
Excess income tax benefits for equity-based compensation activities	-	822	-
Cash overdraft	(1,014)	(723)	1,319
Net cash provided by (used in) financing activities	590,393	(96,673)	21,601

Change in cash and cash equivalents	23,712	18,841	112,789
Cash and cash equivalents, beginning of period	138,040	119,199	6,410
Cash and cash equivalents, end of period	$161,752	$138,040	$119,199

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$43,327	$28,628	$14,038
Cash paid for income taxes	$59,622	$73,007	$29,970
Non-cash investing and financing activity:
Equipment financed with capital lease	$-	$-	$301

See accompanying notes to consolidated financial statements.

CABLE ONE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Cable One, Inc., together with its wholly owned subsidiaries, (collectively, “Cable One,” “us,” “our,” “we” or the “Company”), owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 21 Western, Midwestern and Southern states of the United States. At the end of 2017, Cable One provided service to 643,153 data customers, 363,888 video customers and 134,881 voice customers.

On July 1, 2015, Cable One became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of its spin-off from its former parent, Graham Holdings Company (“GHC”). The spin-off was effected through the distribution by GHC of 100% of the outstanding shares of common stock of Cable One to GHC stockholders as of the record date for the distribution (the “spin-off”) in a pro rata dividend. In connection with the spin-off, approximately 5.84 million shares of Cable One’s common stock were issued and outstanding on July 1, 2015, based on approximately 0.96 million shares of GHC Class A Common Stock and 4.88 million shares of GHC Class B Common Stock outstanding as of June 30, 2015. No preferred stock was issued or outstanding.

On May 1, 2017, the Company completed the acquisition of all of the outstanding equity interests of RBI Holding LLC (“NewWave”), which became a wholly-owned subsidiary of Cable One. The Company paid a purchase price of $740.2 million in cash on a debt-free basis and subject to customary post-closing adjustments. See Note 3 for details on this transaction.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated financial statements reflect the Company’s results of operations and financial position as a stand-alone company following the spin-off. Prior to the spin-off, the Company’s financial statements were derived from the consolidated financial statements and accounting records of GHC. The impact of transactions between the Company and GHC was included in the consolidated financial statements and was considered to be effectively settled for cash in the consolidated financial statements at the time the spin-off was effective. The total net effect of the settlement of these intercompany transactions was reflected in the Consolidated Statements of Cash Flows as a financing activity at the time of settlement and in the Consolidated Statements of Stockholders’ Equity as Additional GHC investment (deficit).

The Company’s results of operations for the years ended December 31, 2017, 2016 and 2015 may not be indicative of the Company’s future results. In addition, as the Company did not operate as a stand-alone entity prior to July 1, 2015, the 2015 financial information included in this Annual Report on Form 10-K may not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been had the Company operated as a stand-alone entity during the entirety of 2015.

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Change in Accounting Principle, Change in Estimate, Error Correction and Revision of Previously Issued Financial Statements. During 2017, the Company changed its accounting related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities as a result of additional information available from new systems and processes. Initially, the Company classified the entire change as a change in accounting estimate. During the fourth quarter of 2017, the Company determined that a portion of what had previously been reported as a change in estimate should have been categorized as a change in accounting principle, a portion was determined to be the correction of an error and a portion remained a change in estimate.

Change in Accounting Principle

Effective January 1, 2017, the Company voluntarily changed its accounting principle for the capitalization of certain labor related to the provision of service to a new customer relationship in an existing location and upgrades to individual services in existing locations. In addition, the Company voluntarily changed its accounting principle for the capitalization of supervisory activities performed by management positions. Under the Company’s previous policies, installation costs were capitalized only when incurred to connect residences or businesses that had not been previously connected to the cable infrastructure, and supervisory activities were expensed as incurred. The Company believes that the changes are preferable as the new policies are a prevalent practice in the cable industry and therefore, reported results will be more consistent with its peers. In addition, the application of the new policies provides a better matching of costs over the period of benefit and reflect the total cost to acquire and deploy related assets. The changes were applied prospectively for all periods in fiscal year 2017 due to the impracticability of retrospective adoption. The Company determined that the retrospective application of the change in accounting principle is impracticable for all prior periods as the Company would have to make significant estimates and assumptions over a number of years due to the lack of a time tracking system and the change in mix of employee activities resulting from the Company’s business changes over the years. The following tables reflect the changes to financial statement line items as a result of the change in accounting principle for fiscal year 2017 (in thousands, except per share data):

Effect of Accounting Change
Increase (decrease) in financial statement line item
Consolidated Balance Sheet Information
Property, plant and equipment, net	$14,604
Deferred income taxes	5,550
Retained earnings	$9,054

Consolidated Statement of Operations and Comprehensive Income Information
Costs and expenses
Operating (excluding depreciation and amortization)	$(15,342)
Selling, general and administrative	(236)
Depreciation and amortization	974
Income before income taxes	14,604
Income tax provision (benefit)	5,550
Net income	9,054
Comprehensive income	$9,054
Net income per common share:
Basic	$1.59
Diluted	$1.58

Consolidated Statement of Cash Flows Information
Net cash provided by operating activities	$15,578
Net cash used in investing activities	$(15,578)

Change in Estimate

A portion of the accounting change remains classified as a change in accounting estimate as described above. The effect of the change was applied prospectively starting on January 1, 2017 and was not material to the Company’s consolidated financial statements.

Error Correction

During the fourth quarter, the Company also identified an error associated with the historical accounting for certain categories of internal labor and related costs which resulted in the undercapitalization of labor costs in its previously issued 2016, 2015 and prior annual and interim financial statements. Although the Company has determined such error to be immaterial to its prior financial statements, the cumulative effect of the error would be material if corrected in the current year. Therefore, the Company has revised its historical financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. The $9.8 million cumulative impact of such errors for periods prior to 2015 has been accounted for as an adjustment to retained earnings as of January 1, 2015. In connection with this revision, the Company has also corrected for other previously identified immaterial income tax and other errors.

Revision of Previously Issued Financial Statements

The following tables present the effect of the revision on the previously issued 2016 and 2015 consolidated financial statements as a result of the error correction described above (in thousands, except per share data):

	As of and for the Year Ended December 31, 2016
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet Information
Accounts receivable, net	$32,526	$523	$33,049
Property, plant and equipment, net	619,621	23,294	642,915
Total Assets	1,397,271	23,818	1,421,089
Deferred income taxes	276,297	9,052	285,349
Total Liabilities	942,760	9,052	951,812
Retained earnings	511,776	14,766	526,542
Total Stockholders’ Equity	$454,511	$14,766	$469,277

Consolidated Statement of Operations and Comprehensive Income Information
Costs and Expenses
Operating (excluding depreciation and amortization)	$301,617	$(5,040)	$296,577
Selling, general and administrative	184,797	(773)	184,024
Depreciation and amortization	142,183	5,656	147,839
Total operating costs and expenses	631,418	(157)	631,261
Income from operations	188,207	157	188,364
Income before income taxes	163,107	157	163,264
Income tax provision (benefit)	64,168	(2,006)	62,162
Net income	$98,939	$2,163	$101,102
Comprehensive income	$99,050	$2,163	$101,213
Net income per common share:
Basic	$17.23	$0.37	$17.60
Diluted	$17.14	$0.38	$17.52

Consolidated Statement of Cash Flows Information
Net cash provided by operating activities	$251,831	$5,290	$257,121
Net cash used in investing activities	$(136,317)	$(5,290)	$(141,607)

	For the Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations and Comprehensive Income Information
Costs and Expenses
Operating (excluding depreciation and amortization)	$310,323	$(5,486)	$304,837
Selling, general and administrative	193,964	(217)	193,747
Depreciation and amortization	140,635	3,868	144,503
Total operating costs and expenses	645,524	(1,835)	643,689
Income from operations	161,742	1,835	163,577
Income before income taxes	145,420	1,835	147,255
Income tax provision (benefit)	56,387	(954)	55,433
Net income	$89,033	$2,789	$91,822
Comprehensive income	$88,476	$2,789	$91,265
Net income per common share:
Basic	$15.21	$0.48	$15.69
Diluted	$15.19	$0.48	$15.67

Consolidated Statement of Cash Flows Information
Net cash provided by operating activities	$246,413	$5,703	$252,116
Net cash used in investing activities	$(155,225)	$(5,703)	$(160,928)

These accompanying notes to the consolidated financial statements reflect the impact of this revision. The Company has also reflected the impact of the revision in the applicable unaudited quarterly financial results. Refer to Note 17 for reconciliations between previously reported and revised quarterly amounts.

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

The Company recognizes subscriber revenue as each service is provided. Revenue received from subscribers who purchase bundled services (e.g., the Company sells data, video and voice services to a customer) at a discounted rate is allocated to each product in a pro-rata manner based on the individual product’s selling price on a standalone basis. The Company typically bills customers in advance on a monthly basis. The Company manages credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. Various measures are used to collect outstanding amounts when a customer’s account is delinquent, including termination of the customer’s cable services. Residential installation revenue is recognized when the connection of the customer to the Company’s cable system is completed, as installation revenue is less than the related direct selling costs. Installation revenue derived from business services customers is recognized over the associated contract term.

The Company generally receives an allocation of scheduled advertising time as part of its distribution agreements with cable networks, which the Company sells to local, regional and national advertisers. The Company recognizes advertising sales revenue when the commercials are aired. In most cases, the available advertising time is sold by the Company’s internal sales force. Since the Company is acting as a principal in these arrangements, the advertising that is sold is reported as revenue on a gross basis. In cases where advertising time is sold by agencies, the Company is not acting as a principal and the advertising sold is reported net of agency fees.

Under the terms of the Company’s cable franchise agreements, the Company is generally required to pay to the franchising authority an amount based on the gross amount billed to the customer. The Company normally passes these fees to its customers and reports the fees on a gross basis as a component of revenue with the corresponding costs included in operating expense. The franchise authority assesses the Company directly for these fees and it is the Company’s obligation to pay the fees. The amount of such fees recorded on a gross basis was $15.7 million, $14.2 million and $15.7 million in 2017, 2016 and 2015, respectively.

Effective for 2018, the Company’s criteria for revenue recognition changed as a result of the adoption of a new accounting standard as discussed within the Recently Adopted and Issued Accounting Pronouncements section.

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

Programming Costs. The Company’s programming costs are fees paid to license the programming that is distributed to video customers and are recorded in the period the services are provided. Programming costs are recorded based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. From time to time, these agreements expire and programming continues to be distributed, often pursuant to an extension, to customers while the parties negotiate new contractual terms. While payments are typically made under the prior agreement’s terms, the amount of programming costs recorded during these interim periods is based on the Company’s estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim periods are recorded in the period of resolution.

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $25.3 million, $25.9 million and $22.5 million in 2017, 2016 and 2015, respectively.

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

Fair Value of Financial Instruments. The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these financial instruments.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives of the property, plant and equipment (in years):

Cable distribution systems	5	–	12
Customer premise equipment		5
Other equipment, vehicles and fixtures	3	–	10
Capitalized software	3	–	7
Buildings and improvements		20

The costs of leasehold improvements are amortized over the lesser of their useful lives or the remaining terms of the respective leases.

Costs associated with the installation and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal and external labor costs and related indirect and overhead costs are capitalized. Indirect and overhead costs include payroll taxes, insurance and other benefits and vehicle, tool and supply expense related to installation activities. Capitalized labor costs include the direct costs of engineers and technical managers involved in the design and implementation of plant and infrastructure, the costs of technicians involved in the installation and upgrades of services and customer premise equipment, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs capitalized for engineering and technical personnel are based on standards developed by position for the percentage of time spent on capitalized projects while internal labor costs associated with installation and other plant activities are based on standards developed from operational data. Overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

As previously disclosed, the Company changed its accounting related to the capitalization of certain internal labor and related costs associated with construction and customer installation activities beginning in the first quarter of 2017 as a result of additional information available from new systems and processes. The Company initially classified the change as a change in accounting estimate. During the fourth quarter of 2017, the Company determined that a certain portion of the initial change in estimate should have been categorized as a change in principle and has properly reflected the impact associated with such change in its 2017 consolidated financial statements. Capitalized labor costs increased $16.3 million during 2017 compared to 2016, of which $15.6 million related to the change in principle. The Company also concurrently identified and corrected an error regarding the historical accounting for certain categories of internal labor and related costs associated with construction and customer installation activities and all financial information contained within this Annual Report on Form 10-K has been revised to reflect all error corrections.

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

Finite-Lived Intangible Assets. Finite-lived intangible assets consist of cable franchise renewals and access rights, customer relationships and trademarks and trade names, and are amortized on a straight-line basis over the respective estimated periods for which the assets will provide economic benefit to the Company.

Indefinite-Lived Intangible Assets. The Company’s intangible assets with an indefinite life are principally from cable franchise agreements that it has with state and local governments allowing the Company to contract and operate a cable business within a specified geographic area. The Company expects its cable franchise agreements to provide it with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company has historically obtained renewals and extensions of such agreements for nominal costs and without material modifications to the agreements. The Company grouped the recorded values of its various cable franchise agreements into regional cable systems or units of account.

The Company assesses the recoverability of its indefinite-lived intangible assets as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The Company evaluates the unit of account used to test for impairment of its indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, the Company estimates the fair value of its indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, the Company also considers multiples of Adjusted EBITDA generated by the underlying assets, current market transactions, and profitability information. If the fair value of the Company’s indefinite-lived intangible assets were less than the carrying amount, the Company would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. The Company did not recognize any impairment charges in any of the periods presented.

Goodwill. Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and other agreements. The Company assesses the recoverability of its goodwill as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The Company tests goodwill for impairment at the reporting unit level. To determine its reporting units, the Company evaluates the components one level below the segment level and it aggregates the components if they have similar economic characteristics. As a result of this assessment, the Company’s reporting units are established at the regional cable system level. The Company evaluates the determination of its reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case the second step of the goodwill impairment test would be performed, and the implied fair value of the reporting unit’s goodwill is compared to its carrying amount to determine the amount of impairment. The Company did not recognize any impairment charges in any of the periods presented.

Pension and Other Postretirement Benefits. The Company maintains various pension and incentive savings plans. The Company recognizes the overfunded or underfunded status of the defined benefit SERP (as defined in Note 13) as an asset or liability in its statement of financial positon and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. The Company measures changes in the funded status of its plans using the projected unit credit method and several actuarial assumptions, the most significant of which is the discount rate. The Company uses a measurement date of December 31st for its pension and other postretirement benefit plans.

Self-Insurance. The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee medical and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. Accruals for expected loss are based on estimates, and, while the Company believes that the amounts accrued are adequate, the ultimate loss may differ from the amounts provided.

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

Income Taxes. Subsequent to the spin-off, the Company’s income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. Prior to the spin-off, the Company’s operations were historically included in GHC’s consolidated U.S. Federal and certain state tax returns. The results from being included in the consolidated tax returns were included in Additional GHC investment (deficit) for the applicable periods. The Company did not maintain taxes payable to/from GHC and was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements were reflected as net transfer to/from GHC within Additional GHC investment (deficit).

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

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. This evaluation is made on an ongoing basis. In the event the Company were to determine that it was not able to realize net deferred income tax assets in the future, the Company would record a valuation allowance, which would impact the provision for income taxes.

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

Recently Adopted and Issued Accounting Pronouncements. In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The ASU is effective for the Company beginning in the first quarter of 2018. The adoption of this update will not have a material impact on the Company’s financial reporting.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the current goodwill impairment test under ASC 350 and replaces it with a simplified model. Under the simplified model, a goodwill impairment will be calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the two-step test. The ASU is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019, with early adoption permitted. The provisions of ASU 2017-04 would not have affected the Company’s last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect the Company’s goodwill impairment assessment in the future.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU 2017-01 are effective for the Company beginning in the first quarter of 2018. The adoption of this update has not had an impact on the Company’s consolidated financial statements as no asset acquisitions or business combinations have occurred since the effective date.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified on the statement of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of 2018. The adoption of this update will not have a material impact on the classification of any cash flows within the Company’s Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. ASU 2016-09 was effective beginning in the first quarter of 2017. The Company prospectively records a deferred tax benefit or expense associated with the difference between book and tax for equity-based compensation expense, which is expected to result in increased volatility to the Company’s income tax expense. The Company also established an accounting policy election to assume zero forfeitures for stock award grants and account for forfeitures when they occur, which prospectively impacts stock compensation expense. Other aspects of the adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a single principles-based, five step model to be applied to all contracts with customers. The steps are as follows: (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. The updated guidance also requires additional disclosures regarding the nature, timing and any uncertainty regarding potential revenue recognition. The Company adopted ASU 2014-09 as of January 1, 2018 using the full retrospective method which requires the adjustment of all prior periods presented to reflect the impacts of the updated guidance. The adoption results in the deferral of all business installation revenues and residential and business commission expenses over a period of time instead of immediate recognition. The adoption of the new standard will not have a material impact to the Company’s consolidated financial position or results of operations.

3.	NEWWAVE ACQUISITION

Effective January 18, 2017, the Company entered into an agreement to acquire NewWave from funds affiliated with GTCR LLC. NewWave was a cable operator providing data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. Cable One and NewWave shared similar strategies, customer demographics, and products. Accordingly, the acquisition of NewWave offers the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies. The Company paid a purchase price of $740.2 million in cash and completed the transaction on May 1, 2017. See Note 8 for details regarding the financing of the acquisition.

The Company accounted for the NewWave acquisition as a business combination pursuant to ASC 805 – Business Combinations. Accordingly, acquisition costs are not included as components of consideration transferred, and instead are accounted for as expenses in the period in which the costs are incurred. During 2017, the Company incurred acquisition-related costs of $5.9 million, which are included in Selling, general and administrative expenses within the Company’s Consolidated Statement of Operations and Comprehensive Income.

In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The adjustments described below were developed based on management's assumptions and estimates, including assumptions relating to the consideration paid and the allocation to the assets acquired and liabilities assumed from NewWave based on preliminary estimates of fair value. The preliminary estimates of the fair values of consideration transferred and assets acquired and liabilities assumed are based on the information available as of the acquisition date.

Subsequent to the initial estimates in the second quarter of 2017, the Company recorded certain measurement period adjustments to the fair value of certain acquired assets and assumed liabilities. These adjustments were based on information obtained during the measurement period and have been properly reflected in the Company’s Consolidated Balance Sheet as of December 31, 2017. The Company will continue to obtain information to assist in finalizing the purchase price allocation to the fair value of assets acquired and liabilities assumed, which is not expected to differ materially from the amounts below.

The following table summarizes the allocation of the purchase price consideration (in thousands):

	Original Estimate	Measurement Period Adjustments	Purchase Price Allocation
Assets
Cash and cash equivalents	$12,220	$-	$12,220
Accounts receivable	15,027	-	15,027
Prepaid assets	1,184	1,102	2,286
Property, plant and equipment	192,234	-	192,234
Intangibles	476,300	-	476,300
Other assets	370	814	1,184
Total	697,335	1,916	699,251

Liabilities
Accounts payable and accrued liabilities	24,542	583	25,125
Deferred revenue	14,516	-	14,516
Deferred income taxes	10,720	(4,076)	6,644
Total	49,778	(3,493)	46,285

Net assets acquired	647,557	5,409	652,966
Purchase price consideration	741,003	(837)	740,166
Goodwill recognized	$93,446	$(6,246)	$87,200

Acquired intangible assets consist of the following (dollars in thousands):

	Original Estimate	Measurement Period Adjustment (1)	Fair Value	Weighted Average Useful Life (in years)
Franchise agreements	$320,000	$(5,000)	$315,000	Indefinite
Customer relationships	$155,000	$5,000	$160,000	14.0
Trademarks and trade names	$1,300	$-	$1,300	2.7

______________

(1)

Relates to an assumption change in the original valuation of certain acquired intangible assets based on better information regarding customer attrition rates that was determinable at the time of the acquisition.

The total weighted average amortization period for the acquired intangibles is 13.9 years.

The acquisition produced $87.2 million of goodwill, increasing the Company’s goodwill balance to $172.1 million. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. Goodwill arising from the NewWave acquisition is deductible for tax purposes.

The Company recognized revenues of $127.3 million and net income of $7.7 million during 2017 relating to the NewWave operations, which included charges for the amortization of acquired intangible assets of $7.9 million.

The following unaudited pro forma combined results of operations for the years ended December 31, 2017 and 2016 have been prepared as if the acquisition of NewWave had occurred on January 1, 2016 and include adjustments for depreciation and amortization expense of $0.6 million and $0.4 million, interest expense from financing of $2.2 million and $6.0 million, non-recurring acquisition-related costs of $13.6 million and zero and the related aggregate impact on the income tax provision (benefit) of $1.2 million and $7.5 million for 2017 and 2016, respectively (in thousands, except per share data):

	(Unaudited) Year Ended December 31,
	2017	2016
Revenues	$1,023,945	$1,001,246
Net income	$235,809	$89,121
Net income per common share:
Basic	$41.52	$15.52
Diluted	$41.03	$15.44

The pro forma combined results of operations is provided for informational purposes only and is not necessarily indicative of or intended to represent the results that would have been achieved had the NewWave acquisition been consummated as of January 1, 2016 or the results that may be achieved in the future.

4.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Residential
Data	$414,525	$344,184	$294,486
Video	332,536	294,781	332,716
Voice	43,733	42,949	50,148
Business services	131,155	100,311	88,741
Advertising sales	24,824	27,496	31,034
Other	13,256	9,904	10,141
Total revenues	$960,029	$819,625	$807,266

5.	ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accounts receivable, net	$47,404	$29,447
Other receivables	3,737	3,602
Total accounts receivable, net	$51,141	$33,049

The changes in the allowance for doubtful accounts were as follows (in thousands):

	Balance at Beginning of Period	Additions – Charged to Costs and Expenses (1)	Deductions	Balance at End of Period
2017	$505	$4,925	$(3,554)	$1,876
2016	$864	$2,316	$(2,675)	$505
2015	$621	$3,294	$(3,051)	$864

______________

(1)	Additions for 2017 include a $1.1 million allowance for doubtful accounts assumed as part of the NewWave acquisition.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2017	2016
Accounts payable	$21,670	$17,079
Programming costs	19,500	13,787
Accrued compensation and related benefits	35,363	18,084
Accrued sales and other operating taxes	6,113	4,747
Cash overdrafts	8,994	7,980
Franchise fees	4,457	4,196
Subscriber deposits	6,540	5,289
Customer refunds	3,498	1,852
Accrued insurance costs	3,312	3,561
Other accrued expenses	8,516	6,128
Total accounts payable and accrued liabilities	$117,963	$82,703

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2017	2016
Cable distribution systems	$1,329,451	$1,098,976
Customer premise equipment	200,175	181,852
Other equipment and fixtures	378,968	359,957
Buildings and leasehold improvements	95,314	88,592
Capitalized software	89,773	83,815
Construction in progress	67,564	64,822
Land	11,585	9,612
Total property, plant and equipment	2,172,830	1,887,626
Less accumulated depreciation	(1,340,938)	(1,244,711)
Property, plant and equipment, net	$831,892	$642,915

The cable industry is capital intensive, and a significant portion of the Company’s resources are spent on capital activities associated with extending, rebuilding, and upgrading the Company’s cable network. For the years ended December 31, 2017, 2016 and 2015, cash paid for property, plant and equipment was $175.2 million, $147.0 million and $161.8 million, respectively.

Depreciation expense was $173.6 million, $147.7 million and $144.4 million in 2017, 2016 and 2015, respectively.

The Company's previous headquarters building and adjoining property were held for sale at December 31, 2016. In January 2017, the Company sold a portion of this property for $10.1 million in gross proceeds and recognized a related gain of $6.6 million. The remaining property’s carrying value of $4.6 million is included in Other assets in the Consolidated Balance Sheet as assets held for sale at December 31, 2017.

The prior year amounts above have been revised from previously reported amounts. The 2016 balance for cable distribution systems increased by $50.2 million and accumulated depreciation increased by $26.9 million. Refer to Note 2 for further discussion.

7.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at December 31, 2017 and 2016 was $172.1 million and $84.9 million, respectively. During 2017, we recognized goodwill of $87.2 million related to the NewWave acquisition. During 2016, we sold the assets of a cable system, which resulted in disposed goodwill of $0.6 million. The Company has not historically recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				December 31, 2017
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	–	25	$4,138	$3,886	$252
Customer relationships		14		160,000	7,619	152,381
Trademarks and trade names		2.7		1,300	325	975
Total Finite-Lived Intangible Assets				$165,438	$11,830	$153,608

Indefinite-Lived Intangible Assets
Franchise agreements				$812,137

				December 31, 2016
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	–	25	$4,138	$3,794	$344
Indefinite-Lived Intangible Assets
Franchise agreements				$497,136

Amortization of intangible assets was $8.0 million in 2017 and less than $0.1 million in both 2016 and 2015.

As of December 31, 2017, the future amortization of intangible assets is as follows (in thousands):

Year Ending December 31,	Amount
2018	$11,999
2019	11,994
2020	11,477
2021	11,448
2022	11,437
Thereafter	95,253
Total	$153,608

8.	LONG-TERM DEBT

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

The Notes are jointly and severally guaranteed on a senior unsecured basis (the “Guarantees”) by each of the Company’s subsidiaries that guaranteed the Senior Credit Facilities (as defined below) (the “Guarantors”). In addition, if a subsidiary of the Company becomes a guarantor in respect of the Senior Credit Facilities or certain other indebtedness, it is required to provide (subject to customary exceptions) a Guarantee in respect of the Notes. The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors.

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

The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $3.1 million at December 31, 2017 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.88% per annum at December 31, 2017. The Company had $196.9 million available for borrowing under the Revolving Credit Facility at December 31, 2017.

On May 1, 2017, the Company entered into a Restatement Agreement (the “Restatement Agreement”) with JPMorgan, as administrative agent, and the lenders party thereto, pursuant to which the Company amended and restated the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”) and incurred $750 million of senior secured loans (the “New Loans”) which were used, together with cash on hand, to (i) finance the transactions contemplated by the Agreement and Plan of Merger relating to the NewWave acquisition, (ii) repay in full the Term Loan and (iii) pay related fees and expenses.

The New Loans consist of (a) a five-year incremental term “A” loan in an aggregate principal amount of $250 million (the “Term Loan A”) and (b) a seven-year incremental term “B” loan in an aggregate principal amount of $500 million (the “Term Loan B” and, together with the Term Loan A and the Revolving Credit Facility, the “Senior Credit Facilities”). The obligations under the Amended and Restated Credit Agreement are guaranteed by the Company’s wholly owned subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the Guarantors.

The interest margins applicable to the New Loans under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (x) with respect to the Term Loan A, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio and (y) with respect to the Term Loan B, 2.25% for LIBOR loans and 1.25% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the outstanding balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment penalty if prepaid within six months of funding, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

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

The Company was in compliance with all debt covenants as of December 31, 2017.

As of December 31, 2017, outstanding borrowings under the Term Loan A and Term Loan B were $246.9 million and $497.5 million, and bore interest at a rate of 3.45% per annum and 3.95% per annum, respectively.

In connection with the New Loans, the Company incurred $15.2 million of debt issuance costs and wrote off $0.6 million of existing unamortized debt issuance costs during 2017. The Company recorded $3.2 million, $1.6 million and $0.9 million of debt issuance cost amortization for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are reflected in Interest expense in the Consolidated Statements of Operations and Comprehensive Income. Unamortized debt issuance costs totaled $19.6 million and $8.1 million at December 31, 2017 and 2016, respectively.

The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2017	2016
Notes	$450,000	$450,000
Senior Credit Facilities	744,375	95,000
Capital lease obligation	267	284
Total debt	1,194,642	545,284
Less unamortized debt issuance costs	(19,585)	(8,148)
Less current portion long-term debt	(14,375)	(6,250)
Total long-term debt	$1,160,682	$530,886

As of December 31, 2017, the future maturities of long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2018	$14,375
2019	20,642
2020	26,892
2021	30,017
2022	180,017
Thereafter	922,699
Total	$1,194,642

9.	INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides the acceleration of depreciation for certain assets placed into service after September 27, 2017.

The 2017 Tax Act provides for an immediate deduction of 100% of the costs incurred to acquire qualified property placed in service during the period from September 27, 2017 to December 31, 2022. The amount of accelerated depreciation will begin to phase down by 20% per year beginning January 1, 2023 and will be completely phased out as of January 1, 2027.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax rate change, along with changes in tax basis resulting from the 2017 Tax Act, resulted in a $113.0 million decrease in income tax expense for the year ended December 31, 2017 and a corresponding $113.0 million decrease in net deferred tax liabilities as of December 31, 2017.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740 – Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is complete as well as provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 is incomplete but a reasonable estimate could be determined. The Company has recognized the provisional tax impacts related to acceleration of depreciation and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the 2017 Tax Act. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2017
U.S. Federal	$37,975	$(90,396)	$(52,421)
State and local	4,156	4,038	8,194
Total	$42,131	$(86,358)	$(44,227)

Year Ended December 31, 2016
U.S. Federal	$56,564	$(1,750)	$54,814
State and local	6,688	660	7,348
Total	$63,252	$(1,090)	$62,162

Year Ended December 31, 2015
U.S. Federal	$60,201	$(11,552)	$48,649
State and local	7,310	(526)	6,784
Total	$67,511	$(12,078)	$55,433

The income tax provision (benefit) is different than the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. Federal taxes at statutory rate	$66,430	$57,142	$51,539
State and local taxes, net of U.S. Federal tax	5,477	4,052	3,861
Benefit from remeasurement of deferred taxes due to 2017 Tax Act	(113,045)	-	-
Other, net	(3,089)	968	33
Income tax provision (benefit)	$(44,227)	$62,162	$55,433

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2017	2016
Other benefit obligations	$5,779	$9,118
Equity-based compensation	4,711	5,041
Accounts receivable	262	192
Net operating losses	2,992	-
Other	765	555
Deferred tax assets	14,509	14,906
Property, plant and equipment	95,345	133,987
Goodwill and other intangible assets	123,745	166,268
Accrued bonus	1,055	-
Deferred tax liabilities	220,145	300,255
Net deferred income tax liability	$205,636	$285,349

The Company has not established valuation allowances against any U.S. Federal or state deferred tax assets.

There were $2.7 million of tax-effected U.S. Federal tax net operating losses available for carryforward at December 31, 2017, which were generated by NewWave prior to the acquisition and have expiration dates through 2036. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company had $0.3 million of tax-effected state tax net operating loss carryforwards at December 31, 2017 with varying expiration dates through 2036.

Before the spin-off, the Company was included in consolidated U.S. Federal and Arizona corporate income tax returns filed by GHC, and also filed in various other state and local governmental jurisdictions. The U.S. Federal tax return filing is considered the only major tax jurisdiction. The statute of limitations has expired on all GHC consolidated U.S. Federal corporate income tax returns filed through 2013, with the exception of an issue that does not involve the Company. The Internal Revenue Service (“IRS”) completed its examination of tax year 2013 and GHC received a refund check; however, the statute of limitations for tax year 2013 was extended through July 31, 2018.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the consolidated financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions and has determined that there are no material transactions and no material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the consolidated financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the consolidated financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the consolidated financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. The Company classifies interest and penalties, if applicable, associated with any uncertain tax positions as a component of Interest expense in its Consolidated Statements of Operations and Comprehensive Income.

The prior year amounts above have been revised from previously reported amounts. Refer to Note 2 for further discussion.

10.	FAIR VALUE MEASUREMENTS

The Company’s deferred compensation liabilities were $20.2 million and $18.2 million at December 31, 2017 and 2016, respectively. These liabilities are included in Accounts payable and accrued liabilities (for the current portion) and Accrued compensation and other liabilities (for the noncurrent portion) in the Consolidated Balance Sheets. These liabilities represent the market value of participants’ balances in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in income from operations.

The carrying amounts and fair values of the Company’s money market and commercial paper investments and long-term debt (including the current portion) as of December 31, 2017 were as follows (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
Assets:
Money market investments	$32,246	$32,246
Commercial paper	$114,830	$114,767
Long-term debt, including current portion:
Notes	$450,000	$464,625
Senior Credit Facilities	$744,375	$744,375

Money market investments are included in Cash and cash equivalents in the Consolidated Balance Sheets. Commercial paper investments with original maturities of 90 days or less are also included in Cash and cash equivalents. These investments are primarily held in U.S. Treasury securities and registered money market funds. These investments were valued using a market approach based on the quoted market prices of the money market investments (Level 1) or inputs that include quoted market prices for investments similar to the commercial paper (Level 2). The fair value of the Notes was estimated based on market prices in active markets (Level 2). The fair value of the Senior Credit Facilities is equal to the carrying value.

11.	TREASURY STOCK

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of Company common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through December 31, 2017, the Company had repurchased 165,833 shares at an aggregate cost of $73.3 million. In 2017, the Company repurchased 900 shares at an aggregate cost of $0.5 million.

Tax Withholding for Equity Awards. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Shares of common stock with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon vesting of restricted stock and exercises of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted during 2017 was $5.0 million for which the Company withheld 7,010 shares of common stock. Treasury shares of 156,457 held at December 31, 2017 include such shares withheld for withholding tax.

12.	EQUITY-BASED COMPENSATION

Prior to the spin-off, certain of the Company’s employees participated in an equity-based incentive compensation plan maintained by GHC for the benefit of certain officers, directors and employees. Equity-based awards issued to employees included non-qualified stock options and restricted stock awards.

On June 5, 2015, the Board adopted the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “Original 2015 Plan”), which became effective July 1, 2015. On May 2, 2017, the Company’s stockholders approved the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”), which automatically terminated, replaced and superseded the Original 2015 Plan, except that any outstanding awards granted under the Original 2015 Plan will remain in effect pursuant to their terms. The 2015 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers and employees of the Company and its affiliates are eligible to be granted one or more of the following types of awards under the 2015 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) restricted stock units (“RSUs”), (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent rights and (9) other stock-based awards, including, without limitation, performance stock units and deferred stock units. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after May 2, 2027.

The 2015 Plan provides that, subject to certain adjustments for specified corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is 334,870, which is equal to the number of remaining shares of Company common stock available for future issuance under the Original 2015 Plan as of May 2, 2017, regardless of whether such shares were subject to outstanding awards as of such date, and no more than 329,962 shares may be issued pursuant to incentive stock options. At December 31, 2017, 302,827 shares were available for issuance under the 2015 Plan.

Total equity-based compensation expense recognized was $10.7 million, $12.3 million and $9.2 million for 2017, 2016 and 2015, respectively, and was included in Selling, general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income. The Company recognized an income tax benefit of $3.4 million related to equity-based awards during 2017. The deferred tax asset related to all outstanding equity-based awards was $4.7 million as of December 31, 2017.

Restricted Stock Awards. The Company has granted restricted shares of Company common stock subject to service-based and performance-based vesting conditions to employees of the Company. Restricted share awards generally cliff-vest on the three-year anniversary of the grant date or in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), except in the case of awards made to individuals (i) whose equity awards issued by GHC were forfeited in connection with the Company’s spin-off from GHC (the “Replacement Shares”), which Replacement Shares vested on December 12, 2016 (with certain exceptions as provided in the applicable award agreement), or (ii) who did not receive an equity award from GHC in 2015 in anticipation of the spin-off (the “Staking Shares”), which Staking Shares cliff-vested on January 2, 2018. Performance-based restricted shares are or were subject to performance metrics related primarily to year-over-year or three-year cumulative growth in Adjusted EBITDA less capital expenditures or year-over-year growth in Adjusted EBITDA and capital expenditures as a percentage of total revenues. Restricted shares are subject to the terms and conditions of the Original 2015 Plan or the 2015 Plan (in the case of awards made on or following May 2, 2017) and are otherwise subject to the terms and conditions of the applicable award agreement.

The current compensation arrangements for the Company’s non-employee directors provided that each non-employee director is entitled to an annual retainer of $75,000 in cash, plus an additional annual cash retainer for each non-employee director who serves as a committee chair or as lead independent director and approximately $125,000 in RSUs. Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date, subject to the director’s continued service through such vesting date. Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. Non-employee directors may elect to defer their annual retainer and receive RSUs in lieu of annual cash fees. Such RSU awards granted on January 3, 2018 will vest in full on the date immediately preceding the date of the 2018 annual stockholders’ meeting date and future awards will vest on the date immediately preceding the date of the annual stockholders’ meeting immediately following the grant date, subject to the director’s continued service through such vesting date. Any dividends associated with RSUs granted prior to the 2017 annual grant of RSUs will be converted into Dividend Equivalent Units (“DEUs”), which will be delivered at the time of settlement of the associated RSUs. Commencing with the 2017 annual grant of RSUs, dividends associated with RSUs will be paid out in cash at the time of settlement. As of December 31, 2017, 3,182 RSUs, including DEUs, were vested and deferred.

Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activities is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2014	-	$-
Granted	39,744	$383.18
Outstanding as of December 31, 2015	39,744	$383.18
Granted	10,369	$454.75
Forfeited	(1,343)	$389.33
Vested	(10,345)	$383.61
Outstanding as of December 31, 2016	38,425	$402.13
Granted	17,245	$633.34
Granted due to performance achievement	5,006	$433.66
Forfeited	(6,223)	$469.23
Vested	(3,163)	$415.39
Outstanding as of December 31, 2017	51,290	$472.89

Vested and unissued as of December 31, 2017	5,368	$418.55

Compensation expense associated with restricted stock is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense for restricted stock was $7.5 million, $9.4 million and $3.9 million for 2017, 2016 and 2015, respectively. At December 31, 2017, there was $6.6 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 0.8 years.

In connection with the spin-off, GHC modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting certain Cable One employees. The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards. The Company recorded $3.7 million of incremental stock compensation expense, net of forfeitures, related to such awards during the second quarter of 2015.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2014	-	$-	$-	$-
Granted	135,600	$422.31	$87.22	$-
Outstanding as of December 31, 2015	135,600	$422.31	$87.22	$1,539
Granted	6,100	$522.50	$106.15	$-
Forfeited	(5,700)	$422.31	$87.22
Outstanding as of December 31, 2016	136,000	$426.80	$88.07	$26,510	8.7
Granted	24,432	$632.15	$140.44	$-	9.1
Exercised	(41,603)	$424.02	$87.54
Forfeited	(16,371)	$422.31	$87.22
Outstanding as of December 31, 2017	102,458	$477.62	$100.91	$23,173	8.1

Vested and exercisable as of December 31, 2017	21,351	$426.13	$87.95	$5,919	7.7

The fair value of the SARs was measured based on the Black-Scholes model. The weighted average inputs used in the model for grants awarded during 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Expected volatility	20.83%	21.63%	24.00%
Risk-free interest rate	2.13%	1.39%	1.75%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	0.95%	1.16%	1.45%

Compensation expense associated with SARs is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense for SARs was $3.3 million, $2.9 million and $1.0 million for 2017, 2016 and 2015, respectively. At December 31, 2017, there was $6.9 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.3 years.

The Black-Scholes model used to estimate the fair value of the Company’s SARs requires the input of highly subjective assumptions, including the expected volatility of the price of the Company’s common stock, risk-free interest rates, the expected term of the SARs and the expected dividend yield of the Company’s common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different in the future. These assumptions are determined as follows:

●	Fair Value of Common Stock — Valued by reference to the closing price of the Company’s publicly traded common stock on the date of grant.

●

Expected Volatility — Prior to the spin-off the Company did not have a history of market prices for its common stock, and since the spin-off it does not have what the Company considers a sufficient trading history for its common stock to use historical market prices for its common stock to estimate volatility. Accordingly, the Company estimates the expected stock price volatility for its common stock by using leverage-adjusted average volatilities of industry peers based on daily price observations over a period equivalent to the expected term of the SAR grants. Industry peers consist of public companies in the cable, satellite, and integrated telecommunication services industry similar in size, stage of life cycle and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of its own common stock share price becomes available.

●	Risk-Free Interest Rate — The risk-free interest rate assumption is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the SARs.

●

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. Prior to the spin-off, the Company did not have stock-based awards specific to Cable One and therefore did not have a history of the period that its stock-based awards are expected to be outstanding. Accordingly, the expected terms of the awards are based on the simplified method which defines the term as the average of the contractual term of the SARs and the weighted-average vesting period for all tranches.

●

Expected Dividend Yield — The Company expects to continue to pay quarterly dividends in the future and, as such, the expected dividend yield is calculated as the expected future annual dividend divided by the Company’s closing stock price on the grant date.

13.	POSTEMPLOYMENT BENEFIT PLANS

Pension Plans. Prior to the spin-off, certain of the Company’s employees participated in the retirement plan for Graham Holdings Company (the “GHC Retirement Plan”) and GHC’s Supplemental Executive Retirement Plan (collectively with the GHC Retirement Plan, the “GHC Plans”). The total cost of the GHC Plans was actuarially determined and the Company received an allocation of the service cost associated with the GHC Plans based upon actual benefits earned by the Company’s employees. Also, prior to the spin-off, the Company’s employees participated in defined contribution plans sponsored by GHC that allowed eligible employees to contribute a portion of their salary to the plans, and in some cases, a matching contribution to the funds was provided. The amounts of expense allocated to the Company in 2015 related to these multiemployer plans was $2.1 million for the GHC Plans and $0.3 million for the GHC-sponsored defined contribution plans, and are reflected within Operating and Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income.

The Company assumed full financial and reporting responsibility for the postemployment benefit plans offered to eligible employees, other than the GHC Retirement Plan. The accumulated benefits of Company employees participating in GHC sponsored plans other than the GHC Retirement Plan were transferred into corresponding Cable One sponsored plans. After the spin-off, GHC continues to administer the GHC Retirement Plan, including making payments under the plan, with respect to current and former Company employees with vested rights thereunder.

On June 5, 2015, the Board adopted the Cable One, Inc. Supplemental Executive Retirement Plan (the “SERP”), which became effective as of July 1, 2015. The SERP includes a defined benefit portion (the “DB SERP”) and a defined contribution portion (the “DC SERP”). Upon the spin-off, a $5.4 million long-term liability was transferred from GHC to the Company representing the accumulated DB SERP and DC SERP liabilities of $4.1 million and $1.3 million, respectively. As the DB SERP is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments. Participant contributions to the DC SERP continued through December 31, 2015; however, no Company contributions were earned by DC SERP participants on or after July 1, 2015.

The following table sets forth obligation information for the DB SERP (in thousands):

	As of December 31,
	2017	2016
Benefit obligation at beginning of period	$5,125	$5,124
Interest cost	196	209
Actuarial (gain) loss	(123)	(197)
Benefits paid	(11)	(11)
Benefit obligation at end of period	$5,187	$5,125

The accumulated benefit obligation for the DB SERP at December 31, 2017 and 2016 was $5.2 million and $5.1 million, respectively. The amounts recorded in the Consolidated Balance Sheets for the DB SERP were as follows (in thousands):

	As of December 31,
	2017	2016
Current asset (liability)	$(323)	$(336)
Noncurrent asset (liability)	(4,864)	(4,789)
Recognized asset (liability)	$(5,187)	$(5,125)

Key assumptions utilized for determining the benefit obligation included the use of a discount rate of 3.56% and 3.95% for 2017 and 2016, respectively.

The Company recognized $0.2 million, $0.2 million and $0.1 million in DB SERP expense for 2017, 2016 and 2015, respectively. Company contributions to the DB SERP were not material for the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017, future estimated benefit payments were as follows (in thousands):

DB SERP
2018	$329
2019	327
2020	324
2021	322
2022	320
2023 - 2027	1,555
Total	$3,177

The actuarial loss expected to be recognized during 2018 as a component of net periodic cost for the DB SERP is immaterial.

401(k) Plans. Prior to the spin-off, the Company’s employees participated in defined contribution plans (primarily 401(k) plans) sponsored by GHC. On June 5, 2015, the Board also adopted the Cable One 401(k) Savings Plan (the “401(k) Plan”), which allows for eligible employees to contribute a portion of their salary to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $3.1 million, $2.8 million and $1.2 million for 2017, 2016 and 2015, respectively.

Deferred Compensation. The Company has and may continue to enter into arrangements with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives under the Cable One, Inc. Deferred Compensation Plan. Upon execution of the agreements, the Company transfers the deferred incentive to a long-term liability. Market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense.

In addition, prior to the spin-off, the Company’s former CEO was granted a special deferred compensation award in recognition of his efforts in growing the Company. Annual payouts under this arrangement will commence when he separates service with the Company, which occurred on December 31, 2017. The base amounts began accruing interest on May 1, 2016 at an annual rate corresponding to the applicable rate for 12-month U.S. treasury bills (set at each anniversary and carried forward), credited and compounded on an annual basis. The award may be payable in installments upon mutual agreement of the Company and the former CEO, not to extend beyond a ten-year period, however, in the event of his death, all amounts due will be payable in a lump sum within 60 days.

The Company recorded compensation expense of $2.8 million and $0.3 million for 2017 and 2016, respectively, and income of $1.1 million for 2015. The total deferred compensation balance as of December 31, 2017 and 2016 was $20.2 million and $18.2 million, respectively, and included $2.0 million of the special deferred compensation discussed above. The deferred compensation liability is included within Accounts payable and accrued liabilities (for the current portion) and Accrued compensation and other liabilities (for the noncurrent portion) on the Consolidated Balance Sheets. The Company expects to distribute $17.1 million of deferred compensation payments in 2018.

14.      NET INCOME PER SHARE

Basic net income per common share is computed by dividing the net income allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share further includes any common shares available to be issued upon vesting or exercise of outstanding equity awards if such inclusion would be dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$234,028	$101,102	$91,822
Denominator:
Weighted average common shares outstanding - basic	5,680,073	5,743,568	5,853,283
Effect of dilutive equity awards (1)	66,964	27,392	6,806
Weighted average common shares outstanding - diluted	5,747,037	5,770,960	5,860,089

Net income per share:
Basic	$41.20	$17.60	$15.69
Diluted	$40.72	$17.52	$15.67

_____________

(1)

SARs outstanding that were not included in the diluted net income per share calculation because the effect would have been anti-dilutive were 2,600, 438 and 89,909 as of December 31, 2017, 2016 and 2015, respectively.

15.	RELATED PARTY TRANSACTIONS

Allocation of expenses. Prior to the spin-off, the consolidated financial statements included allocations of expenses from GHC for certain overhead functions, including, but not limited to, finance, human resources, legal, information technology, general insurance, risk management and other corporate functions. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder generally allocated on a proportional basis using revenue or headcount. The Company was allocated $5.8 million in 2015 of corporate overhead costs incurred by GHC. These cost allocations are included in Selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income.

Additional GHC Investment (Deficit). Prior to the spin-off, the net assets of the Company were represented by the cumulative investment in the Company by GHC that is shown as Additional GHC investment (deficit), which comprised share capital, settlements of intercompany balances and transactions between the Company and GHC, and net transfers of cash and cash equivalents. The settlement of intercompany balances and transactions between the Company and GHC that were not historically settled in cash were included in Additional GHC investment (deficit) and thus effectively deemed settled in cash for presentation purposes. In 2015, net transfers to GHC totaled $36.2 million, consisting of $39.1 million related to the net change in current income tax accounts and $2.9 million in net advances to GHC, partially offset by $5.8 million in allocated overhead and other expenses received from GHC.

16.	COMMITMENTS AND CONTINGENCIES

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

The Company’s rent expense, which primarily includes facility rental expense, was $11.1 million, $8.1 million and $8.4 million in 2017, 2016 and 2015, respectively. The Company has lease obligations under various operating leases including minimum lease obligations for real estate.

The following table summarizes the Company’s contractual obligations outstanding as of December 31, 2017 under various contractual obligations (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Years ending December 31,	Programming Purchase Commitments	Operating Leases	Total Debt, including Capital Leases	Other Purchase Obligations (1)	Total
2018	$208,900	$1,852	$14,375	$23,362	$248,489
2019	155,086	1,344	20,642	12,785	189,857
2020	88,224	948	26,892	7,658	123,722
2021	32,147	699	30,017	4,980	67,843
2022	-	317	180,017	851	181,185
Thereafter	-	418	922,699	3,985	927,102
Total	$484,357	$5,578	$1,194,642	$53,621	$1,738,198
_______________
(1)

Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which we are liable under purchase orders are reflected in the Consolidated Balance Sheet within Accounts payable and accrued liabilities.

Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to its subscribers. The amounts included above represent estimates of the future programming costs for these purchase commitments based on subscriber numbers and tier placement as of December 31, 2017 applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the summary above.

The following items are not included as contractual obligations due to various factors discussed below. However, the Company incurs these costs as part of its operations:

●

The Company rents utility poles used in its operations. Generally, pole rentals are cancellable on short notice, but the Company anticipates that such rentals will recur. Rent expense for pole attachments was $7.8 million, $5.7 million and $5.7 million in 2017, 2016 and 2015, respectively.

●

The Company pays franchise fees under multi-year franchise agreements based on a percentage of revenues generated from video service per year. Franchise fees and other franchise-related costs included in the Consolidated Statements of Operations and Comprehensive Income were $15.7 million, $14.2 million and $15.7 million in 2017, 2016 and 2015, respectively.

●

The Company has cable franchise agreements containing provisions requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of December 31, 2017 and 2016 totaled $12.0 million and $7.9 million, respectively. Payments under these arrangements are required only in the event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.

Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and is a defendant in various civil lawsuits that have arisen in the ordinary course of its business. Such matters include contract disputes; actions alleging negligence; invasion of privacy; trademark, copyright and patent infringement; violations of applicable wage and hour laws; statutory or common law claims involving current and former employees; and other matters. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that either future material losses from existing legal proceedings are not reasonably possible or that future material losses in excess of the amounts accrued are not reasonably possible.

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

GHC Agreements. On June 16, 2015, Cable One entered into several agreements with GHC that set forth the principal actions taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The aggregate costs and reimbursements paid to GHC totaled $0.4 million, $5.5 million and $4.8 million in 2017, 2016 and 2015, respectively.

17.	SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	Year Ended December 31, 2017 (Unaudited)
(in thousands, except per share and share data)	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (2)
Revenues	$207,427	$241,042	$253,846	$257,714
Operating costs and expenses	148,729	183,527	193,080	198,696
Income from operations	58,698	57,515	60,766	59,018
Net income	32,189	27,874	30,812	143,153

Net income per common share:
Basic	$5.68	$4.91	$5.43	$25.18
Diluted	$5.62	$4.85	$5.36	$24.89

Weighted average common share outstanding:
Basic	5,671,838	5,678,394	5,680,600	5,684,785
Diluted	5,730,901	5,745,617	5,753,910	5,750,420

_______________

(1)	Includes two months of NewWave operations.
(2)	Includes NewWave operations for the full quarter.

	Year Ended December 31, 2016 (Unaudited)
(in thousands, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$202,805	$204,557	$205,536	$206,727
Operating costs and expenses	154,148	154,419	162,594	160,101
Income from operations	48,657	50,138	42,942	46,626
Net income	25,788	26,373	24,441	24,499

Net income per common share:
Basic	$4.45	$4.59	$4.27	$4.29
Diluted	$4.44	$4.57	$4.25	$4.25

Weighted average common share outstanding:
Basic	5,796,252	5,743,465	5,720,257	5,714,862
Diluted	5,810,639	5,766,312	5,755,161	5,760,834

The effect of the revision discussed within Note 2 on the 2017 unaudited quarterly financial results is as follows (in thousands, except per share data). The 2017 quarterly revisions will be effected in connection with future 2018 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q.

	Quarter Ended March 31, 2017 (Unaudited)
	As Reported	Adjustment	As Revised
Revenues	$207,427	$-	$207,427
Operating costs and expenses	147,074	1,655	148,729
Income from operations	60,353	(1,655)	58,698
Net income	33,215	(1,026)	32,189

Net income per common share:
Basic	$5.86	$(0.18)	$5.68
Diluted	$5.80	$(0.18)	$5.62

	Quarter Ended June 30, 2017 (Unaudited)
	As Reported	Adjustment	As Revised
Revenues	$241,042	$-	$241,042
Operating costs and expenses	182,395	1,132	183,527
Income from operations	58,647	(1,132)	57,515
Net income	28,576	(702)	27,874

Net income per common share:
Basic	$5.03	$(0.12)	$4.91
Diluted	$4.97	$(0.12)	$4.85

	Quarter Ended September 30, 2017 (Unaudited)
	As Reported	Adjustment	As Revised
Revenues	$253,846	$-	$253,846
Operating costs and expenses	191,948	1,132	193,080
Income from operations	61,898	(1,132)	60,766
Net income	31,514	(702)	30,812

Net income per common share:
Basic	$5.55	$(0.12)	$5.43
Diluted	$5.48	$(0.12)	$5.36

The effect of the revision discussed within Note 2 on the 2016 unaudited quarterly financial results is as follows (in thousands, except per share data):

	Quarter Ended March 31, 2016 (Unaudited)
	As Reported	Adjustment	As Revised
Revenues	$202,805	$-	$202,805
Operating costs and expenses	155,422	(1,274)	154,148
Income from operations	47,383	1,274	48,657
Net income	27,044	(1,256)	25,788

Net income per common share:
Basic	$4.67	$(0.22)	$4.45
Diluted	$4.65	$(0.21)	$4.44

	Quarter Ended June 30, 2016 (Unaudited)
	As Reported	Adjustment	As Revised
Revenues	$204,557	$-	$204,557
Operating costs and expenses	154,000	419	154,419
Income from operations	50,557	(419)	50,138
Net income	26,633	(260)	26,373

Net income per common share:
Basic	$4.64	$(0.05)	$4.59
Diluted	$4.62	$(0.05)	$4.57

	Quarter Ended September 30, 2016 (Unaudited)
	As Reported	Adjustment	As Revised
Revenues	$205,536	$-	$205,536
Operating costs and expenses	161,716	878	162,594
Income from operations	43,820	(878)	42,942
Net income	20,874	3,567	24,441

Net income per common share:
Basic	$3.65	$0.62	$4.27
Diluted	$3.63	$0.62	$4.25

	Quarter Ended December 31, 2016 (Unaudited)
	As Reported	Adjustment	As Revised
Revenues	$206,727	$-	$206,727
Operating costs and expenses	160,280	(179)	160,101
Income from operations	46,447	179	46,626
Net income	24,388	111	24,499

Net income per common share:
Basic	$4.27	$0.02	$4.29
Diluted	$4.23	$0.02	$4.25