Form 10-Q
period 2018-03-31
Cable One, Inc.
filed 2018-05-09
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of May 4, 2018
Common stock, par value $0.01	5,727,206

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value and share data)	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$185,493	$161,752
Accounts receivable, net	25,477	29,930
Income taxes receivable	16,782	21,331
Prepaid and other current assets	19,474	10,898
Total Current Assets	247,226	223,911
Property, plant and equipment, net	820,009	831,892
Intangibles, net	962,933	965,745
Goodwill	172,129	172,129
Other assets	11,489	10,955
Total Assets	$2,213,786	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$98,379	$117,855
Deferred revenue	17,780	15,008
Current portion of long-term debt	15,938	14,375
Total Current Liabilities	132,097	147,238
Long-term debt	1,157,273	1,160,682
Deferred income taxes	212,864	207,154
Other liabilities	11,642	13,111
Total Liabilities	1,513,876	1,528,185

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,732,441 and 5,731,442 shares outstanding as of March 31, 2018 and December 31, 2017, respectively)	59	59
Additional paid-in capital	30,750	28,412
Retained earnings	759,004	728,386
Accumulated other comprehensive loss	(351)	(352)
Treasury stock, at cost (155,458 and 156,457 shares held as of March 31, 2018 and December 31, 2017, respectively)	(89,552)	(80,058)
Total Stockholders' Equity	699,910	676,447
Total Liabilities and Stockholders' Equity	$2,213,786	$2,204,632

See accompanying notes to condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share and share data)	2018	2017
Revenues	$265,761	$207,434
Costs and expenses
Operating (excluding depreciation and amortization)	94,739	69,083
Selling, general and administrative	50,949	46,385
Depreciation and amortization	48,778	39,536
(Gain) loss on disposal of assets, net	6,634	(6,146)
Total costs and expenses	201,100	148,858
Income from operations	64,661	58,576
Interest expense	(14,723)	(7,606)
Other income (expense), net	617	287
Income before income taxes	50,555	51,257
Income tax provision	9,902	19,144
Net income	$40,653	$32,113

Net income per common share:
Basic	$7.13	$5.66
Diluted	$7.08	$5.60
Weighted average common shares outstanding:
Basic	5,702,539	5,671,838
Diluted	5,742,648	5,730,901

Other comprehensive gain (loss), net of tax	$1	$2
Comprehensive income	$40,654	$32,115

Dividends declared per common share	$1.75	$1.50

See accompanying notes to condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2017	5,731,442	$59	$28,412	$728,386	$(80,058)	$(352)	$676,447
Net income	-	-	-	40,653	-	-	40,653
Changes in pension, net of tax	-	-	-	-	-	1	1
Equity-based compensation	-	-	2,338	-	-	-	2,338
Issuance of equity awards, net of forfeitures	14,077	-	-	-	-	-	-
Repurchases of common stock	(3,311)	-	-	-	(2,295)	-	(2,295)
Withholding tax for equity awards	(9,767)	-	-	-	(7,199)	-	(7,199)
Dividends paid to stockholders	-	-	-	(10,035)	-	-	(10,035)
Balance at March 31, 2018	5,732,441	$59	$30,750	$759,004	$(89,552)	$(351)	$699,910

See accompanying notes to condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$40,653	$32,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,778	39,536
Amortization of debt issuance cost	970	400
Equity-based compensation	2,338	2,427
Change in deferred income taxes	5,710	(203)
(Gain) loss on disposal of assets, net	6,634	(6,146)
Changes in operating assets and liabilities:
Accounts receivable, net	4,453	2,009
Income taxes receivable	4,549	4,547
Prepaid and other current assets	(8,576)	(3,336)
Accounts payable and accrued liabilities	(11,663)	(7,977)
Deferred revenue	2,772	527
Income taxes payable	-	14,758
Other assets and liabilities, net	(1,926)	(395)
Net cash provided by operating activities	94,692	78,260

Cash flows from investing activities:
Capital expenditures	(41,019)	(35,917)
Change in accrued expenses related to capital expenditures	(4,826)	(1,143)
Proceeds from sales of property, plant and equipment	226	10,075
Net cash used in investing activities	(45,619)	(26,985)

Cash flows from financing activities:
Payments on long-term debt	(2,816)	(1,254)
Repurchases of common stock	(2,295)	(399)
Payment of withholding tax for equity awards	(7,199)	(331)
Dividends paid to stockholders	(10,035)	(8,579)
Change in cash overdraft	(2,987)	(5,285)
Net cash used in financing activities	(25,332)	(15,848)

Change in cash and cash equivalents	23,741	35,427
Cash and cash equivalents, beginning of period	161,752	138,040
Cash and cash equivalents, end of period	$185,493	$173,467

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$7,072	$743
Cash paid for income taxes, net of refunds	$35	$42

See accompanying notes to condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc. (“Cable One”) owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 21 Western, Midwestern and Southern states of the United States. As of March 31, 2018, Cable One provided service to 651,550 data customers, 350,874 video customers and 131,920 voice customers.

On May 1, 2017, Cable One completed the acquisition of all of the outstanding equity interests of RBI Holding LLC (“NewWave”), which became a wholly owned subsidiary of Cable One. Refer to note 4 for details on the transaction and note 8 for details on the related financing.

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc. and its wholly owned subsidiaries.

Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018 (the “2017 Form 10-K”). The December 31, 2017 year-end balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting. Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. The Company’s operations are organized and managed on the basis of cable systems within its geographic regions. Each cable system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each cable system deploys similar technology to deliver the Company’s products and services, operates within a similar regulatory environment, has similar economic characteristics and is managed by the Company’s chief operating decision maker as part of an aggregate of all cable systems. Management evaluated the criteria for aggregation under ASC 280 and believes that the Company meets each of the respective criteria set forth therein. Accordingly, management has identified one reportable segment.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates and underlying assumptions.

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers. Residential revenues are generated through subscriptions for data, video and voice services, which are sold individually and through bundles, typically at a discounted rate on month to month terms, without penalty for cancellations. If a customer has bundled subscriptions, the sales price is allocated amongst the product lines based on the relative standalone selling prices charged to customers with unbundled service agreements. Business revenues are generated through subscriptions for data, video and voice services which are also sold individually and through bundles with varying contract terms ranging from one month to several years.

The Company generally receives an allocation of scheduled advertising time as part of its distribution agreement with cable networks, which the Company sells to local, regional and national advertisers with terms that are generally less than one year. In most cases, the available advertising time is sold by the Company’s internal sales force. Since the Company is acting as principal in these arrangements, the advertising that is sold is reported as revenue on a gross basis. In cases where advertising time is sold by agencies, the Company is not acting as a principal and the advertising sold is reported net of agency fees. Advertising revenues are recognized when the commercials are aired.

The unit of account for ASC 606 is a performance obligation, which is a requirement within a contract to transfer a distinct good or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, performance is satisfied. Our residential and business portfolio may include a single performance obligation or multiple performance obligations that are delivered in a similar pattern of transfer. Customers are billed for various services to which they subscribe based upon published or contracted rates for each service. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the published or contracted rate. These performance obligations are generally satisfied over time as customers simultaneously receive and consume the benefits of the Company’s defined performance obligations. Advertising revenues are recognized at a point in time when the underlying performance obligation is complete.

The Company also incurs incremental internal costs to acquire residential and business customers, such as commission costs, and third-party costs to service specific contracts. These costs are capitalized as contract assets and amortized over the applicable period. For commissions, the amortization period is the average customer tenure, which was approximately five years for both residential and business customers. All other costs are amortized over the contract period.

Recently Adopted Accounting Pronouncements. In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The ASU was effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but may have an impact in the future.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step two of the previous goodwill impairment test under ASC 350 and replaces it with a simplified model. Under the simplified model, goodwill impairment will be calculated as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. The amount of any impairment under the simplified model may differ from what would have been recognized under the previous two-step test. The ASU is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt the standard on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but may have an impact in the future.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU was effective January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements as no asset acquisitions or business combinations have occurred since the effective date, but may have an impact in the future.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies the way in which certain cash receipts and cash payments should be classified within the consolidated statements of cash flows and also how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 was effective January 1, 2018. The adoption of this guidance did not have a material impact on the classification of any cash flows within the Company’s consolidated statements of cash flows, but may have an impact in the future.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a single principles-based, five step model to be applied to all contracts with customers: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when each performance obligation is satisfied. The updated guidance also requires additional disclosures regarding the nature, timing and any uncertainty regarding potential revenue recognition.

We adopted the updated guidance on January 1, 2018 on a full retrospective basis, which required us to reflect the impact of the updated guidance for all periods presented. Upon adoption, we also implemented changes in our presentation of certain revenues and expenses, which resulted in the deferral of all business installation revenues and residential and business commission expenses over a period of time instead of immediate recognition. The adoption of the new standard did not have a material impact on our consolidated results of operations or financial position for any period presented. Refer to note 3 for further details of the impact on the Company’s 2017 condensed consolidated financial statements and the requisite disclosures regarding the nature, timing and any uncertainty regarding potential revenue recognition.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for both operating and finance leases, however, expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases while finance leases will reflect a front-loaded expense pattern similar to current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The adoption of this update will result in an increase to the Company’s asset and liability balances due to new and existing operating leases being recorded on the balance sheet. The Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements.

2.	REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously disclosed in note 2 to the Company’s consolidated financial statements included in the 2017 Form 10-K, the Company changed its accounting for the capitalization of certain internal labor and related costs associated with construction and customer installation activities commencing in the first quarter of 2017. The Company initially classified the entire change as a change in accounting estimate. During the fourth quarter of 2017, the Company determined that a portion of what had previously been reflected as a change in estimate should have been categorized as a change in accounting principle, a portion was determined to be the correction of an error and a portion remained a change in estimate. The changes determined to be a change in estimate or change in accounting principle were applied prospectively for all of 2017. The Company estimates that the change in principle resulted in a decrease in operating expenses (excluding depreciation and amortization) of approximately $3.8 million and $3.9 million, a decrease in selling, general and administrative expenses of approximately $0.1 million and $0.1 million and an increase in depreciation and amortization expense of $0.2 million and $0.7 million for the three months ended March 31, 2017 and March 31, 2018, respectively, compared to the results under the prior principle. Although the Company determined the error to be immaterial to its previously issued financial statements, the cumulative effect of the error would have been material if corrected in 2017. Therefore, as disclosed in the 2017 Form 10-K, the Company revised its historical financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. In connection with this revision, the Company also corrected for other previously identified immaterial errors. The financial statements for the three months ended March 31, 2017 included in this Quarterly Report on Form 10-Q have been similarly revised to reflect the correction of these errors and should be read in conjunction with note 2 and note 17 in the 2017 Form 10-K.

The following tables present the effect of the revision on the condensed consolidated financial statements for the three months ended March 31, 2017 (in thousands, except per share data):

	Three Months Ended March 31, 2017
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Selling, general and administrative	$45,733	$523	$46,256
Depreciation and amortization	38,404	1,132	39,536
Total costs and expenses	147,074	1,655	148,729
Income from operations	60,353	(1,655)	58,698
Income before income taxes	53,034	(1,655)	51,379
Income tax provision	19,819	(629)	19,190
Net income	33,215	(1,026)	32,189
Comprehensive income	$33,217	$(1,026)	$32,191

Net income per common share:
Basic	$5.86	$(0.18)	$5.68
Diluted	$5.80	$(0.18)	$5.62

Condensed Consolidated Statement of Cash Flows Information
Net income	$33,215	$(1,026)	$32,189
Depreciation and amortization	38,404	1,132	39,536
Accounts receivable, net	6,034	523	6,557
Change in deferred income taxes	472	(629)	(157)
Net cash provided by operating activities	$78,260	$-	$78,260

3.	ADOPTION OF NEW REVENUE RECOGNITION STANDARD

The Company adopted ASC 606 on January 1, 2018, using the full retrospective method, resulting in a recasting of prior period consolidated financial statements. The impact of the ASC 606 adoption on the 2017 condensed consolidated financial statements was as follows (in thousands, except per share data):

Condensed Consolidated Balance Sheet Information
	December 31, 2017
	As Reported	ASC 606 Adjustment	As Recasted
Assets
Current Assets:
Accounts receivable, net	$51,141	$(21,211)	$29,930
Prepaid and other current assets	8,160	2,738	10,898
Total Current Assets	242,384	(18,473)	223,911
Other assets	6,179	4,776	10,955
Total Assets	$2,218,329	$(13,697)	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$117,963	$(108)	$117,855
Deferred revenue	38,266	(23,258)	15,008
Total Current Liabilities	170,604	(23,366)	147,238
Deferred income taxes	205,636	1,518	207,154
Other liabilities	9,991	3,120	13,111
Total Liabilities	1,546,913	(18,728)	1,528,185

Stockholders' Equity
Retained earnings	723,354	5,032	728,386
Total Stockholders' Equity	671,416	5,031	676,447
Total Liabilities and Stockholders' Equity	$2,218,329	$(13,697)	$2,204,632

	Three Months Ended March 31, 2017
	As Reported/ Revised (1)	ASC 606 Adjustment	As Recasted
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Revenues	$207,427	$7	$207,434
Costs and expenses
Selling, general and administrative	46,256	129	46,385
Total costs and expenses	148,729	129	148,858
Income from operations	58,698	(122)	58,576
Income before income taxes	51,379	(122)	51,257
Income tax provision	19,190	(46)	19,144
Net income	$32,189	$(76)	$32,113

Net income per common share:
Basic	$5.68	$(0.02)	$5.66
Diluted	$5.62	$(0.02)	$5.60

Comprehensive income	$32,191	$(76)	$32,115

Condensed Consolidated Statement of Cash Flows Information
Net income	$32,189	$(76)	$32,113
Change in deferred income taxes	(157)	(46)	(203)
Deferred revenue	425	102	527
Other assets and liabilities, net	(415)	20	(395)
Net cash provided by operating activities	$78,260	$-	$78,260

(1) Refer to note 2 for details regarding this revision.

The adoption of ASC 606 did not result in any changes to previously reported total cash flows from operations, financing or investing activities.

A summary of changes in timing and presentation to historical financials is presented below:

•

The decrease to total assets reflects a decrease in accounts receivable to remove amounts billed to customers for which the performance obligation has not been satisfied partially offset by the deferral of incremental costs (commissions paid) to obtain a contract which had been historically expensed immediately.

•

The net decrease in total liabilities reflects a decrease in deferred revenue to remove amounts billed to customers for which the performance obligation has not been satisified partially offset by the recognition of deferred revenue related to certain up-front fees collected from our business services customers which had been historically recognized when billed in addition to the tax effect of establishing deferred commissions and deferred revenue.

•	The change in revenues and expenses is due to the deferral of all business installation revenues and certain upfront fees and all residential and business commission expenses over a period of time, instead of immediate recognition.

4.	NEWWAVE ACQUISITION

On May 1, 2017, the Company acquired all of the outstanding equity interests in NewWave for $740.2 million in cash on a debt-free basis. Refer to note 8 for details regarding the financing of the transaction. NewWave was a cable operator providing data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. Cable One and NewWave shared similar strategies, customer demographics, and products. Accordingly, the acquisition of NewWave offers the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies.

The following table summarizes the allocation of the purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2017 (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$12,220
Accounts receivable	15,027
Prepaid assets	2,286
Property, plant and equipment	192,234
Intangibles	476,300
Other assets	1,184
Total Assets Acquired	699,251

Liabilities Assumed
Accounts payable and accrued liabilities	25,125
Deferred revenue	14,516
Deferred income taxes	6,644
Total Liabilities Assumed	46,285

Net Assets Acquired	652,966
Purchase price consideration	740,166
Goodwill Recognized	$87,200

No measurement period adjustments were recorded during the three months ended March 31, 2018.

5.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Residential
Data	$118,487	$90,201
Video	88,757	72,454
Voice	10,671	9,867
Business services	37,691	26,968
Advertising sales	5,241	5,622
Other	4,914	2,322
Total revenues	$265,761	$207,434

Fees imposed on the Company by various governmental authorities are passed through monthly to the Company’s customers and are periodically remitted to authorities. These fees were $4.1 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively, and were reported in residential data, video and voice revenues on a gross basis with a corresponding operating expense because the Company is acting as a principal.

Other is comprised primarily of customer late charges, activation fees and reconnect fees.

A significant portion of our revenue is derived from customers who may cancel their subscriptions at any time without penalty. As such, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from our existing customers. Revenue from customers with a contractually specified term and non-cancelable service period will be recognized over the term of the underlying contract, which generally ranges from one to five years.

Contract Liabilities. Timing of revenue recognition may differ from the timing of invoicing to customers. Residential and business services customers are invoiced for subscription services in advance of the service period. Deferred revenue liabilities, or contract liabilities, are recorded when the Company collects payments in advance of performing the services.

Current deferred revenue liabilities consisting primarily of refundable customer prepayments were $17.8 million and $15.0 million as of March 31, 2018 and December 31, 2017. Long-term deferred revenue liabilities consisting primarily of installation charges or up-front fees from business services customers, were $2.2 million and $3.1 million as of March 31, 2018 and December 31, 2017, respectively, and were included in other liabilities in the condensed consolidated balance sheet.

Contract Costs. The Company recognizes an asset for incremental costs of obtaining a contract with a customer. Accordingly, deferred commissions paid to obtain residential customers are recognized using a portfolio approach over a calculated average customer life. Deferred commissions were included in prepaid and other current assets and other assets in the condensed consolidated balance sheet and totaled $7.7 million and $7.5 million as of March 31, 2018 and December 31, 2017, respectively. Approximately $2.8 million of currently deferred commissions are expected to be amortized to selling, general and administrative expenses over the next 12 months.

Significant Judgments. The Company often provides multiple services to a customer. Provision of customer premise equipment, installation services, and additional service tiers may have a significant level of integration and interdependency with the subscription of data, video, voice, or connectivity services provided. Judgment is required to determine whether provision of customer premise equipment, installation services, and additional service tiers are considered distinct and accounted for separately, or not distinct and accounted for together with the subscription services.

The transaction price for a bundle of residential services is frequently less than the sum of the standalone selling prices of each individual service. The Company allocates these bundled services amongst the services to which the discount relates based on the relative standalone selling prices of those services. Standalone selling prices of the Company’s residential data and video services are directly observable, while standalone selling prices for the Company’s residential voice services are estimated using the adjusted market assessment approach which relies upon information from peers and competitors who sell residential voice services individually.

The Company also incurs incremental internal costs to acquire residential and business customers, such as commission costs, and third party costs to service specific contracts. These costs are capitalized as contract assets and amortized over the applicable period. For commissions, the amortization period is the average customer tenure. Amortized commission expense was $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, and was included in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive income.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cable distribution systems	$1,347,100	$1,329,451
Customer premise equipment	200,859	200,175
Other equipment and fixtures	382,017	378,968
Buildings and leasehold improvements	95,985	95,314
Capitalized software	94,852	89,773
Construction in progress	60,293	67,564
Land	11,565	11,585
Property, plant and equipment, gross	2,192,671	2,172,830
Less: Accumulated depreciation	(1,372,662)	(1,340,938)
Property, plant and equipment, net	$820,009	$831,892

Depreciation expense was $46.0 million and $39.5 million for the three months ended March 31, 2018 and 2017, respectively.

The Company's previous headquarters building and adjoining property were held for sale at December 31, 2016. In January 2017, the Company sold a portion of this property for $10.1 million in gross proceeds and recognized a related gain of $6.6 million. The remaining property’s carrying value of $4.6 million is included in other assets in the condensed consolidated balance sheets as assets held for sale at both March 31, 2018 and December 31, 2017.

7.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at both March 31, 2018 and December 31, 2017 was $172.1 million and reflected $87.2 million of goodwill associated with the NewWave acquisition. The Company has not historically recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				March 31, 2018
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	-	25	$3,828	$3,643	$185
Customer relationships		14		$160,000	$10,476	$149,524
Trademarks and trade names		2.7		$1,300	$447	$853
Indefinite-Lived Intangible Assets
Franchise agreements				$812,371

				December 31, 2017
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,886	$252
Customer relationships		14		$160,000	$7,619	$152,381
Trademarks and trade names		2.7		$1,300	$325	$975
Indefinite-Lived Intangible Assets
Franchise agreements				$812,137

Amortization expense was $2.8 million and less than $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the future amortization of intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining nine months)	$8,984
2019	11,994
2020	11,477
2021	11,448
2022	11,437
Thereafter	95,222
Total	$150,562

Actual amortization expense in future periods may differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments or other relevant factors.

8.	LONG-TERM DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Notes	$450,000	$450,000
Senior Credit Facilities	741,563	744,375
Capital lease obligation	263	267
Total debt	1,191,826	1,194,642
Less unamortized debt issuance costs	(18,615)	(19,585)
Less current portion	(15,938)	(14,375)
Total long-term debt	$1,157,273	$1,160,682

Notes. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Notes”). The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year.

The Notes were issued pursuant to an indenture dated as of June 17, 2015 (the “Indenture”). The Indenture provides for early redemption of the Notes, at the option of the Company, at the prices and subject to the terms specified in the Indenture. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, asset sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of the Company’s assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods).

Senior Credit Facilities. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto. The Credit Agreement provided for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility”). Concurrently with its entry into the Credit Agreement, the Company borrowed the full amount of the Term Loan Facility. The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. On May 1, 2017, the Company and the lenders amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) and incurred $750 million of senior secured loans (the “New Loans”) which were used, together with cash on hand, to finance the NewWave acquisition, repay in full the Term Loan Facility and pay related fees and expenses.

The New Loans consist of a five-year term “A” loan in an aggregate principal amount of $250 million (the “Term Loan A”) and a seven-year term “B” loan in an aggregate principal amount of $500 million (the “Term Loan B” and, together with the Term Loan A and the Revolving Credit Facility, the “Senior Credit Facilities”). The obligations under the Amended and Restated Credit Agreement are guaranteed by the Company’s wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the guarantors.

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either the London Interbank Offered Rate (“LIBOR”) or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A, and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio and (ii) with respect to the Term Loan B, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any date after April 22, 2018, 1.75% for LIBOR loans and 0.75% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the outstanding balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the outstanding balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment premium if prepaid in connection with a “Repricing Transaction” (as defined in the Amended and Restated Credit Agreement) within six months of the effective date of the Repricing Amendment (as defined below), benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $425 million under the Amended and Restated Credit Agreement plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is no greater than 1.80 to 1.00. The Amended and Restated Credit Agreement contains customary representations, warranties and affirmative and negative covenants as well as customary events of default. The Amended and Restated Credit Agreement also requires the Company to maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. Refer to note 8 to the Company’s consolidated financial statements included in the 2017 Form 10-K for additional information.

The Company was in compliance with all debt covenants as of March 31, 2018.

As of March 31, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $245.3 million and $496.3 million, and bore interest at a rate of 4.06% per annum and 4.56% per annum, respectively. Letter of credit issuances under the Revolving Credit Facility totaled $3.1 million and the Company had $196.9 million available for borrowing under the Revolving Credit Facility at March 31, 2018.

The Company recorded $1.0 million and $0.4 million of debt issuance cost amortization for the three months ended March 31, 2018 and 2017, respectively. These amounts were reflected in interest expense in the condensed consolidated statements of operations and comprehensive income.

As of March 31, 2018, the future maturities of long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining nine months)	$11,575
2019	20,642
2020	26,892
2021	30,017
2022	180,017
Thereafter	922,683
Total	$1,191,826

On April 23, 2018, the Company amended the Amended and Restated Credit Agreement. Debt issuance costs incurred for the repricing in connection with this amendment totaled $2.0 million. Refer to note 15 for further discussion of this amendment.

9.	FAIR VALUE MEASUREMENTS

A three-level hierarchy is established by GAAP for disclosure of fair value measurements, based on the reliability of inputs used in the valuation of an instrument as of the measurement date, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical instruments in active markets.

●

Level 2 – inputs to the valuation methodology include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and inputs that are observable for the instrument, either directly or indirectly, and are significant to the fair value measurement.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities. The Company has estimated the fair value of its financial instruments as of March 31, 2018 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts, fair values and related fair value hierarchies of the Company’s financial assets and liabilities were as follows (in thousands):

	March 31, 2018
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$21,508	$21,508	Level 1
Commercial paper	$144,699	$144,612	Level 2
Liabilities:
Long-term debt, including current portion:
Notes	$450,000	$459,000	Level 2
Senior Credit Facilities	$741,563	$741,563	-

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

The Company’s deferred compensation liabilities were $17.6 million and $20.2 million at March 31, 2018 and December 31, 2017, respectively. The current portions of these liabilities are included within accounts payable and accrued liabilities and the noncurrent portions are included within other liabilities in the condensed consolidated balance sheets. These liabilities represent the market value of participants’ balances in a notional investment account that is comprised primarily of mutual funds, which is based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets such as property, plant and equipment, intangible assets and goodwill are not measured at fair value on a recurring basis. However, such assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the three months ended March 31, 2018 and 2017.

10.	TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through March 31, 2018, the Company had repurchased 169,144 shares at an aggregate cost of $75.6 million. During the three months ended March 31, 2018, the Company repurchased 3,311 shares at an aggregate cost of $2.3 million.

Tax Withholding for Equity Awards. Shares of common stock with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon vesting of restricted stock and exercises of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted during the three months ended March 31, 2018 was $7.2 million, for which the Company withheld 9,767 shares of common stock. Treasury shares of 155,458 held at March 31, 2018 include such shares withheld for withholding tax.

11.	EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs”), and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach on long-term incentive compensation.

Restricted stock awards granted to employees are subject to service-based vesting and certain awards are also subject to performance-based vesting and generally cliff-vest on the three-year anniversary of the grant date or, for certain service-based awards, in four equal ratable installments beginning on the first anniversary of the grant date. SARs granted to employees vest in four equal ratable installments beginning on the first anniversary of the grant date. RSUs are generally granted to non-employee directors on the date of the Company’s annual stockholders’ meeting and vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date. In January 2018, certain non-employee directors who elected to defer all or a portion of their annual cash fees were granted RSU awards in lieu of such fees, and such RSUs will vest in full on the date immediately preceding the date of the 2018 annual stockholders’ meeting. The settlement of these RSUs will follow vesting, unless the director has previously elected to defer such settlement until the earliest of his or her separation from service from the Board, a date specified by the director or a change in control of the Company.

The 2015 Plan provides, that, subject to certain adjustments for specified corporate events, the maximum number of shares of common stock that may be issued under the 2015 Plan is 334,870. At March 31, 2018, 266,731 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity based awards is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense of $2.3 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively, was included in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $2.4 million related to equity-based awards during the three months ended March 31, 2018. The deferred tax asset related to all outstanding equity-based awards was $2.7 million as of March 31, 2018.

Restricted Stock Awards. Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity during the three months ended March 31, 2018 is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2017	51,290	$472.89
Granted	11,039	$707.20
Forfeited	(818)	$595.99
Vested	(24,171)	$391.19
Outstanding as of March 31, 2018	37,340	$592.42

Vested and unissued as of March 31, 2018	3,185	$436.93

Equity-based compensation expense for restricted stock was $1.4 million and $1.7 million for the three months ended March 31, 2018 and 2017. At March 31, 2018, there was $10.2 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights. A summary of SAR activity during the three months ended March 31, 2018 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	102,458	$477.62	$100.91	$23,173	8.1
Granted	12,500	$707.17	$169.54	$-	9.8
Exercised	(11,157)	$432.23	$89.73
Forfeited	(2,249)	$422.31	$87.22
Outstanding as of March 31, 2018	101,552	$512.09	$110.89	$18,116	8.1

Vested and exercisable as of March 31, 2018	15,795	$482.94	$102.51	$3,225	7.8

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the three months ended March 31, 2018 were as follows:

2018
Expected volatility	22.53%
Risk-free interest rate	2.31%
Expected term (in years)	6.25
Expected dividend yield	0.98%

Equity-based compensation expense for SARs was $0.9 million and $0.7 million for the three months ended March 31, 2018. At March 31, 2018, there was $7.9 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.3 years.

12.	INCOME TAXES

The Company’s effective tax rate was 19.6% and 37.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same quarter in the prior year primarily relates to a reduction in the Federal corporate income tax rate from 35% to 21% as a result of the 2017 Federal tax reform legislation and $2.4 million of income tax benefits attributable to equity-based compensation awards recorded during the three months ended March 31, 2018.

The Company recognized the income tax effects of the 2017 Federal tax reform legislation in its consolidated financial statements included in the 2017 Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740 – Income Taxes. As such, the Company’s financial results for 2017 reflected the income tax effects of the 2017 Federal tax reform legislation for which the accounting under ASC 740 was complete as well as provisional amounts for those specific income tax effects of the 2017 Federal tax reform legislation for which the accounting under ASC 740 was incomplete but a reasonable estimate could be determined. The Company has recognized the provisional tax impacts related to acceleration of depreciation and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements included in the 2017 Form 10-K. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the 2017 Federal tax reform legislation. The accounting is expected to be complete when the Company’s 2017 Federal corporate income tax return is filed later in 2018.

13.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share further includes any common shares available to be issued upon vesting or exercise of outstanding equity awards if such inclusion would be dilutive, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$40,653	$32,113
Denominator:
Weighted average common shares outstanding - basic	5,702,539	5,671,838
Effect of dilutive equity awards (1)	40,109	59,063
Weighted average common shares outstanding - diluted	5,742,648	5,730,901

Net income per common share:
Basic	$7.13	$5.66
Diluted	$7.08	$5.60

(1)

Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive equity-based awards totaled 5,355 and 443 for the three months ended March 31, 2018 and 2017, respectively.

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

15.	SUBSEQUENT EVENT

On April 23, 2018, the Company entered into Amendment No. 1 (the “Repricing Amendment”) to the Amended and Restated Credit Agreement. The Repricing Amendment amended the Amended and Restated Credit Agreement to, among other things, (i) decrease the applicable margin for the Term Loan B to 1.75% for LIBOR borrowings and 0.75% for base rate borrowings, (ii) reset the period during which a prepayment premium in respect of the Term Loan B may be required for a Repricing Transaction until six months after the effective date of the Repricing Amendment and (iii) reset the period during which the Term Loan B benefits from certain “most favored nation” pricing protections until 12 months after the effective date of the Repricing Amendment. Other than as set forth above, all other material terms and provisions of the Senior Credit Facilities remain substantially the same. Debt issuance costs incurred for the repricing totaled $2.0 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business and financial results. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the acquisition of NewWave;
●	our ability to integrate NewWave’s operations into our own in an efficient and effective manner;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services product;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any new significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees;
●	changing and additional regulation of our data, video and voice services, including legislative and regulatory efforts to impose new legal requirements on our data services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our indebtedness on our business, financial condition or results of operations and cash flows;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers;
●	changes in our estimates of the impact of the 2017 Federal tax reform legislation;
●	changes in GAAP or other applicable accounting policies; and
●	the other risks and uncertainties detailed in the section titled “Risk Factors” in our 2017 Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2017 Form 10-K. Our results of operations for the three months ended March 31, 2018 may not be indicative of our future results.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 77% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are among the 10 largest cable system operators in the United States based on customers and revenues in 2017, providing service to 801,136 residential and business customers out of approximately 2.1 million homes passed as of March 31, 2018. Of these customers, 651,550 subscribed to data services, 350,874 subscribed to video services and 131,920 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first three months of 2018, they are residential data (44.6%), residential video (33.4%), business services (data, voice and video – 14.2%), residential voice (4.0%) and advertising sales (2.0%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to differences in competition, product maturity and relative costs.

On May 1, 2017, we completed the acquisition of all of the outstanding equity interests of NewWave. We paid a purchase price of $740.2 million in cash on a debt-free basis, subject to customary post-closing adjustments. Our results of operations for the three months ended March 31, 2018 include the impact of NewWave operations while our comparable results for 2017 do not, as the acquisition was not completed until the second quarter of 2017.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). Accordingly, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering. Since 2012, we have adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, residential voice service. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected lifetime value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins (refer to the section entitled “Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure).

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We made elevated levels of capital investments between 2012 and 2017 to increase our cable plant capacities and reliability, launch all-digital video services, which has freed up approximately half of average plant bandwidth for data services, and increase data capacity by moving from four-channel bonding to 32-channel bonding. We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave transaction, because we believe these investments are necessary to remain competitive. We expect to spend up to $50 million in 2018 and 2019, in addition to the $10 million spent in 2017, to enhance the acquired NewWave systems by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding to enable a 1 gigabit-per-second (“Gbps”) download speed product launch, converting back office functions such as billing, accounting and service provisioning and migrating products to legacy Cable One platforms.

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the FCC used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”), which imposed on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed and prescribes certain additional disclosure requirements. The Order was upheld in the courts, but in September 2017, several parties, including the American Cable Association and NCTA – The Internet & Television Association (the “NCTA”), filed petitions for certiorari with the U.S. Supreme Court. Responses to the petitions were due May 4, 2018. However, in December 2017, the FCC rescinded the majority of the open internet rules previously adopted in the Order, with the exception of the disclosure requirements. Several parties have challenged the FCC’s new rules in Federal courts, and those appeals are pending. Congress and numerous states also have proposed legislation regarding net neutrality. Several states have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress, at the state level or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress, the states or the courts may affect our operations or impose costs on our business.

Results of Operations

Revision of Previously Issued Financial Statements and Adoption of Revenue Recognition Standard

In conjunction with the error correction in the fourth quarter of 2017 associated with our historical accounting for certain categories of internal labor and related costs, we revised our historical financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. As a result, the financial statements for the three months ended March 31, 2017 have been revised to reflect the error correction. Refer to note 2 to the condensed consolidated financial statements for additional details.

Further, we adopted the revenue recognition standard, ASC 606 - Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method. The adoption resulted in the deferral of all business installation revenues and all residential and business commission expenses over a period of time, instead of immediate recognition. The financial statements for the three months ended March 31, 2017 have been recasted to reflect the impact of the revenue recognition standard adoption. Refer to note 3 to the condensed consolidated financial statements for additional details.

PSU and Customer Counts

During the 12 months ended March 31, 2018, our total PSUs increased 190,462, or 20.2%, compared to our total PSUs as of March 31, 2017, with increases in residential data, video and voice PSUs of 114,623, 40,309, and 11,867, respectively, and an increase in business PSUs of 23,663. Our total customer relationships increased 140,168, or 21.2%, year-over-year. The year-over-year increases were primarily attributable to new customers acquired as a result of the NewWave acquisition.

The following table provides an overview of selected customer data for the time periods specified:

	As of March 31,		Annual Net Gain/(Loss)
	2018	2017	Change	% Change
Residential data PSUs	592,062	477,439	114,623	24.0
Residential video PSUs (1)	334,035	293,726	40,309	13.7
Residential voice PSUs	106,608	94,741	11,867	12.5
Total residential PSUs	1,032,705	865,906	166,799	19.3

Business data PSUs (2)	59,488	45,888	13,600	29.6
Business video PSUs	16,839	13,461	3,378	25.1
Business voice PSUs (3)	25,312	18,627	6,685	35.9
Total business PSUs	101,639	77,976	23,663	30.3

Total PSUs	1,134,344	943,882	190,462	20.2

Total residential customer relationships	733,576	608,515	125,061	20.6
Total business customer relationships	67,560	52,453	15,107	28.8
Total customer relationships	801,136	660,968	140,168	21.2

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

The following table provides an overview of selected customer data for our legacy Cable One cable systems excluding the impact of PSUs and customers from legacy NewWave cable systems for the time periods specified:

	As of March 31,		Annual Net Gain/(Loss)
	2018	2017	Change	% Change
Residential data PSUs	482,251	477,439	4,812	1.0
Residential video PSUs (1)	260,686	293,726	(33,040)	(11.2)
Residential voice PSUs	85,644	94,741	(9,097)	(9.6)
Total residential PSUs	828,581	865,906	(37,325)	(4.3)

Business data PSUs (2)	49,976	45,888	4,088	8.9
Business video PSUs	12,756	13,461	(705)	(5.2)
Business voice PSUs (3)	20,351	18,627	1,724	9.3
Total business PSUs	83,083	77,976	5,107	6.5

Total PSUs	911,664	943,882	(32,218)	(3.4)

Total residential customer relationships	599,006	608,515	(9,509)	(1.6)
Total business customer relationships	56,313	52,453	3,860	7.4
Total customer relationships	655,319	660,968	(5,649)	(0.9)

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

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages combining data, video and voice services to single and double-play packages. This is largely because some residential video customers have defected to DBS services and OTT offerings in lieu of video and more households have discontinued residential voice service. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Revenues

Revenues increased $58.3 million, or 28.1%, due primarily to increases in residential data, residential video and business services revenues of $28.3 million, $16.3 million and $10.7 million, respectively. The increase was the result of the NewWave operations and organic growth in our higher margin product lines of residential data and business services.

Revenues by service offering were as follows for the three months ended March 31, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2018		2017		2018 vs. 2017
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$118,487	44.6	$90,201	43.5	$28,286	31.4
Residential video	88,757	33.4	72,454	34.9	16,303	22.5
Residential voice	10,671	4.0	9,867	4.8	804	8.1
Business services	37,691	14.2	26,968	13.0	10,723	39.8
Advertising sales	5,241	2.0	5,622	2.7	(381)	(6.8)
Other	4,914	1.8	2,322	1.1	2,592	111.6
Total revenues	$265,761	100.0	$207,434	100.0	$58,327	28.1

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$67.12	$63.53	$3.59	5.7
Residential video (1)	$86.92	$80.47	$6.45	8.0
Residential voice (1)	$32.84	$34.18	$(1.34)	(3.9)
Business services (2)	$187.40	$172.87	$14.53	8.4

(1)

Average monthly revenue per unit values represent the applicable quarterly residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three.

(2)

Average monthly revenue per unit values represent quarterly business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three.

Revenues by service offering, excluding the impact of revenues related to legacy NewWave cable systems, were as follows for the three months ended March 31, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2018		2017		2018 vs. 2017
		% of		% of	$	%
	Revenues	Revenues	Revenues	Revenues	Change	Change
Residential data	$99,835	46.0	$90,201	43.5	$9,634	10.7
Residential video	69,457	32.0	72,454	34.9	(2,997)	(4.1)
Residential voice	8,993	4.1	9,867	4.8	(874)	(8.9)
Business services	30,283	13.9	26,968	13.0	3,315	12.3
Advertising sales	4,907	2.3	5,622	2.7	(715)	(12.7)
Other	3,674	1.7	2,322	1.1	1,352	58.2
Total revenues	$217,149	100.0	$207,434	100.0	$9,715	4.7

Average monthly revenue per unit, excluding the impact of revenues and customers related to legacy NewWave cable systems, were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$69.45	$63.53	$5.92	9.3
Residential video (1)	$87.25	$80.47	$6.78	8.4
Residential voice (1)	$34.44	$34.18	$0.26	0.8
Business services (2)	$180.79	$172.87	$7.92	4.6

(1)

Average monthly revenue per unit values represent the applicable quarterly residential service revenues divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three.

(2)

Average monthly revenue per unit values represent quarterly business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three.

Residential data service revenues increased $28.3 million, or 31.4%, due primarily to an increase in residential data customers of 24.0% year-over-year as a result of the NewWave operations and organic subscriber growth, a modem rental rate adjustment in the first quarter of 2018, a reduction in package discounting and increased subscriptions to premium tiers.

Residential video service revenues increased $16.3 million, or 22.5%, due primarily to an increase in residential video customers of 13.7% as a result of the NewWave operations and a broadcast television surcharge increase in the first quarter of 2018.

Residential voice service revenues increased $0.8 million, or 8.1%, due primarily to an increase in residential voice customers of 12.5% as a result of the NewWave operations.

Business services revenues increased $10.7 million, or 39.8%, due primarily to the NewWave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2018. Total business customer relationships increased 28.8% year-over-year. Overall, business services comprised 14.2% of our total revenues for the first quarter of 2018 compared to 13.0% of our total revenues for the first quarter of 2017.

Advertising sales revenues decreased $0.4 million, or 6.8%, due primarily to fewer legacy Cable One video customers to be reached by advertising spots.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $94.7 million in the first quarter of 2018 and increased $25.7 million, or 37.1%, compared to the first quarter of 2017. Operating expenses as a percentage of revenues were 35.6% for the first quarter of 2018 compared to 33.3% for the year-ago quarter. Additional operating expenses attributable to the NewWave operations were $24.3 million for the first quarter of 2018. The remaining increase was due primarily to higher repairs and maintenance costs of $0.8 million, group insurance costs of $0.3 million and contract labor costs of $0.3 million. Excluding the impact of the NewWave operations, operating expenses would have been $70.4 million in the first quarter of 2018, an increase of $1.4 million, or 2.0%, compared to the first quarter of 2017. Operating expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 32.4% in the first quarter of 2018 compared to 33.3% in the first quarter of 2017.

Selling, general and administrative expenses were $51.0 million for the first quarter of 2018 and increased $4.6 million, or 9.8%, compared to the first quarter of 2017. Selling, general and administrative expenses as a percentage of revenues were 19.2% and 22.4% for the first quarter of 2018 and 2017, respectively. Additional selling, general and administrative expenses attributable to the NewWave operations were $6.4 million for the first quarter of 2018. Excluding incremental expenses associated with the NewWave operations, selling, general and administrative expenses would have decreased $1.9 million, or 4.0%, to $44.5 million due to $1.5 million of acquisition-related costs and $1.3 million of severance costs incurred in the first quarter of 2017 that did not recur in 2018, partially offset by a $0.9 million increase in group insurance costs. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 20.5% in the first quarter of 2018 compared to 22.4% in the first quarter of 2017.

Depreciation and amortization expense was $48.8 million for the first quarter of 2018 and increased $9.2 million, or 23.4%, compared to the first quarter of 2017. The increase was due primarily to new assets placed in service since the first quarter of 2017, including property, plant and equipment and finite-lived intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the first quarter of 2017. Depreciation and amortization expense related to the NewWave operations was $12.5 million for the first quarter of 2018. As a percentage of revenues, depreciation and amortization expense was 18.4% for the first quarter of 2018 compared to 19.1% for the first quarter of 2017.

We recognized a $6.6 million net loss on disposal of assets during the first quarter of 2018. In the first quarter of 2017, we recognized a $6.1 million net gain on disposal of assets, which primarily related to the sale of a non-operating property.

Interest Expense

Interest expense increased $7.1 million, or 93.6%, to $14.7 million due primarily to additional outstanding debt that was incurred in the second quarter of 2017 to finance the NewWave acquisition.

Income Tax Provision

The income tax provision decreased $9.2 million, or 48.3%. Our effective tax rate was 19.6% and 37.3% for the first quarter of 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to a reduction in the Federal corporate income tax rate from 35% to 21% as a result of the 2017 Federal tax reform legislation and $2.4 million of income tax benefits attributable to equity-based compensation awards recorded during the first quarter of 2018.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on disposal of assets, billing system conversion costs, other (income) expense, and other unusual operating expenses, as provided in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

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

	Three Months Ended March 31,		2018 vs. 2017
(dollars in thousands)	2018	2017	$ Change	% Change
Net income (1)	$40,653	$32,113	$8,540	26.6

Plus: Interest expense	14,723	7,606	7,117	93.6
Income tax provision	9,902	19,144	(9,242)	(48.3)
Depreciation and amortization	48,778	39,536	9,242	23.4
Equity-based compensation	2,338	2,427	(89)	(3.7)
Severance expense	-	1,254	(1,254)	(100.0)
(Gain) loss on deferred compensation	(84)	90	(174)	(193.3)
Acquisition-related costs	-	1,482	(1,482)	(100.0)
(Gain) loss on disposal of assets, net	6,634	(6,146)	12,780	(207.9)
Billing system conversion costs	840	-	840	NM
Other (income) expense, net	(617)	(287)	(330)	115.0

Adjusted EBITDA (1)	$123,167	$97,219	$25,948	26.7

NM = Not meaningful.

(1) Net income and Adjusted EBITDA for the three months ended March 31, 2018 include NewWave operations. Without the contribution from NewWave operations, net income would have increased 17.7% to $37.8 million and Adjusted EBITDA would have increased 7.4% to $104.4 million for the three months ended March 31, 2018 compared to the prior year period.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance. Adjusted EBITDA and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies.

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make planned capital expenditures, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. As a result of the 2017 Federal tax reform legislation, we expect to realize approximately $38 million to $42 million of cash tax savings during 2018.

During the first quarter of 2018, our cash and cash equivalents increased $23.7 million. At March 31, 2018, we had $185.5 million of cash on hand compared to $161.8 million at December 31, 2017. Our working capital was $115.1 million and $76.7 million at March 31, 2018 and December 31, 2017, respectively.

The following table shows a summary of our cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$94,692	$78,260	$16,432	21.0
Net cash used in investing activities	(45,619)	(26,985)	(18,634)	69.1
Net cash used in financing activities	(25,332)	(15,848)	(9,484)	59.8
Change in cash and cash equivalents	23,741	35,427	(11,686)	(33.0)
Cash and cash equivalents, beginning of period	161,752	138,040	23,712	17.1
Cash and cash equivalents, end of period	$185,493	$173,467	$12,026	6.9

NM = Not meaningful.

Net cash provided by operating activities was $94.7 million and $78.3 million for the first quarter of 2018 and 2017, respectively. The year-over-year increase of $16.4 million was primarily attributable to an increase in Adjusted EBITDA of $25.9 million, partially offset by an unfavorable change in net operating assets and liabilities and a $6.5 million increase in cash paid for interest. The unfavorable change in net operating assets and liabilities primarily reflects changes to income taxes payable and prepaid and other assets as a result of the timing of payments compared to the first quarter of 2017.

Net cash used in investing activities was $45.6 million and $27.0 million for the first quarter of 2018 and 2017, respectively. The increase of $18.6 million from the prior year period was due primarily to an $8.8 million increase in cash paid for capital expenditures, of which $6.7 million related to NewWave operations, and $10.1 million of sales proceeds received from the sale of a non-operating property in 2017 that did not recur in 2018.

Net cash used in financing activities was $25.3 million for the first quarter of 2018 compared to $15.8 million for the first quarter of 2017. The $9.5 million increase from the prior year period was due primarily to a $6.9 million increase in withholding tax payments for equity award vesting and exercise activities, a $1.9 million increase in share repurchases, a $1.6 million increase in debt principal repayments and a $1.5 million increase in dividend payments, partially offset by a decrease in the change in cash overdrafts due to the timing of payments.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the first quarter of 2018, we have repurchased 169,144 shares at an aggregate cost of $75.6 million. In first quarter of 2018, we repurchased 3,311 shares at an aggregate cost of $2.3 million.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2018, the Board approved a quarterly dividend of $1.75 per share of common stock, which was paid on March 9, 2018.

Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022. The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year. The Notes are jointly and severally guaranteed on a senior unsecured basis (the “Notes Guarantees”) by each of our subsidiaries that guarantee the Senior Credit Facilities (the “Notes Guarantors”). In addition, if one of our subsidiaries becomes a guarantor in respect of the Senior Credit Facilities or certain other indebtedness, it is required to provide (subject to customary exceptions) a Notes Guarantee. The Notes are unsecured and senior obligations of the Company. The Notes Guarantees are unsecured and senior obligations of the Notes Guarantors.

The Notes were issued pursuant to the Indenture. The Indenture provides for early redemption of the Notes, at our option, at the prices and subject to the terms specified in the Indenture. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, asset sales and transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods).

On June 30, 2015, we entered into the Credit Agreement with the lenders party thereto, JPMorgan, as administrative agent, and the other agents party thereto. The Credit Agreement provided for a five-year Revolving Credit Facility in an aggregate principal amount of $200 million and a five-year Term Loan Facility in an aggregate principal amount of $100 million. Concurrently with the entry into the Credit Agreement, we borrowed the full amount of the Term Loan Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

On May 1, 2017, we entered into the Amended and Restated Credit Agreement and incurred $750 million of New Loans which were used, together with cash on hand, to finance the NewWave acquisition, repay in full the Term Loan Facility and pay related fees and expenses.

The New Loans consist of the five-year Term Loan A in an aggregate principal amount of $250 million and the seven-year Term Loan B in an aggregate principal amount of $500 million. The obligations under the Amended and Restated Credit Agreement are guaranteed by our wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the guarantors.

On April 23, 2018, we entered into the Repricing Amendment to the Amended and Restated Credit Agreement to, among other things, (i) decrease the applicable margin for the Term Loan B to 1.75% for LIBOR borrowings and 0.75% for base rate borrowings, (ii) reset the period during which a prepayment premium in respect of the Term Loan B may be required for a Repricing Transaction until six months after the effective date of the Repricing Amendment and (iii) reset the period during which the Term Loan B benefits from certain “most favored nation” pricing protections until 12 months after the effective date of the Repricing Amendment. Other than as set forth above, all other material terms and provisions of the Senior Credit Facilities remain substantially the same. Excluding the costs of the transaction, the interest rate reduction is expected to save the Company approximately $2.5 million annually in interest costs. Debt issuance costs incurred for the repricing totaled $2.0 million.

The interest margins applicable to the Senior Credit Facilities are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio and (ii) with respect to the Term Loan B, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any date after April 22, 2018, 1.75% for LIBOR loans and 0.75% for base rate loans. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the outstanding balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the outstanding balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment premium if prepaid in connection with a Repricing Transaction within six months of the effective date of the Repricing Amendment, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

We may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $425 million under the Amended and Restated Credit Agreement plus an unlimited amount so long as, on a pro forma basis, our First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is no greater than 1.80 to 1.00. The Amended and Restated Credit Agreement contains customary representations, warranties and affirmative and negative covenants as well as customary events of default. The Amended and Restated Credit Agreement also requires us to maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. Refer to note 8 to the consolidated financial statements included in our 2017 Form 10-K for additional information.

We were in compliance with all debt covenants as of March 31, 2018.

As of March 31, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $245.3 million and $496.3 million, and bore interest at a rate of 4.06% per annum and 4.56% per annum, respectively. Letter of credit issuances under the Revolving Credit Facility totaled $3.1 million and we had $196.9 million available for borrowing under the Revolving Credit Facility at March 31, 2018.

Capital Expenditures

We have significant ongoing capital expenditure requirements. In addition, we expect to spend up to $50 million in 2018 and 2019, in addition to the $10 million spent in 2017, to enhance the acquired NewWave systems by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding to enable a 1 Gbps download speed product launch, converting back office functions such as billing, accounting and service provisioning and migrating products to legacy Cable One platforms. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

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

The following table presents our major capital expenditure categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Customer premise equipment	$12,000	$6,161
Commercial	1,593	1,637
Scalable infrastructure	9,759	7,416
Line extensions	3,501	2,338
Upgrade/rebuild	4,474	5,493
Support capital	9,692	12,872
Total	$41,019	$35,917

Contractual Obligations and Contingent Commitments

The following is a summary of our outstanding contractual obligations as of March 31, 2018 (in thousands):

Year ending December 31,	Programming Purchase Commitments (1)	Operating Lease Payments	Debt Payments (2)	Other Purchase Obligations (3)	Total
2018 (remaining nine months)	$167,736	$1,363	$11,575	$18,226	$198,900
2019	167,707	1,392	20,642	15,947	205,688
2020	100,976	984	26,892	10,636	139,488
2021	32,739	720	30,017	5,823	69,299
2022	410	334	180,017	1,042	181,803
Thereafter	-	422	922,683	4,096	927,201
Total	$469,568	$5,215	$1,191,826	$55,770	$1,722,379

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts included represent estimates of the future programming costs for these purchase commitments based on tier placement as of March 31, 2018 and the estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the amounts shown.

(2)	Debt payments include principal repayment obligations as defined by the agreements described in the Financing Activity section and for capital lease payment obligations.
(3)

Other purchase obligations includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown. Any amounts for which we are liable under purchase orders are reflected in our condensed consolidated balance sheet within accounts payable and accrued liabilities.

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice, but we anticipate that such rentals will recur. Rent expense for pole attachments was $2.2 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

●

We pay fees to franchise authorities under multi-year franchise agreements based on a percentage of revenues generated from video service each year. Franchise fees and other franchise-related costs included in both revenues and operating expenses within the condensed consolidated statements of operations and comprehensive income were $4.1 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit as of March 31, 2018 and December 31, 2017 totaled $12.1 million and $12.0 million, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

With the exception of the items discussed within the preceding “Contractual Obligations and Contingent Commitments” section, we do not have any off-balance sheet arrangements or financing arrangements with special-purpose entities.

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

An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. With the exception of changes to our revenue recognition accounting policy due to the adoption of the new revenue recognition standard effective January 1, 2018 discussed in note 1 of the notes to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policy and estimate disclosures included in our 2017 Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain or loss arising from changes in market rates and prices, such as interest rates. There have been no material changes to our market risk disclosures included in the 2017 Form 10-K.

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

Internal Control Over Financial Reporting

As a result of the NewWave acquisition on May 1, 2017, the Company has incorporated internal controls over significant processes specific to the acquisition and to post-acquisition activities necessary for the integration of the combined company, including controls associated with acquisition-related accounting and related disclosures as well as the adoption of common financial reporting and internal control practices for the combined company. The NewWave operations utilize a different billing system and processes, for which the Company has designed and implemented new internal controls effective in the first quarter of 2018.

Further, due to the adoption of the new revenue recognition standard effective January 1, 2018, the Company has designed and implemented additional internal controls over significant processes specific to the initial transition to the standard and to the ongoing recording, processing and reporting requirements underlying the new revenue recognition requirements.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors previously disclosed in our 2017 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2018 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2018 (2)	8,442	$706.20	-	$176,728
February 1 to 28, 2018 (2)	152	$706.03	-	$176,728
March 1 to 31, 2018 (3)	4,484	$694.02	3,311	$174,433
Total	13,078	$699.47	3,311	$174,433

(1)

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock), which was announced on August 7, 2015. Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases is based on a number of factors, including share price and business and market conditions.

(2)

Represents shares withheld from employees to satisfy estimated tax withholding obligations in connection with the vesting of restricted shares and/or exercises of SARs under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise date.

(3)

Includes 1,173 shares withheld from employees to satisfy estimated tax withholding obligations in connection with exercises of SARs under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable exercise date.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1

Form of Stock Appreciation Right Award Agreement for grants beginning in 2018 (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).

10.2

Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2018 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).

10.3

Form of Restricted Stock Award Agreement for time-based restricted stock grants beginning in 2018 (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).

10.4

Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2018 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).

10.5

Amendment No. 1, dated as of April 23, 2018, to the Credit Agreement among Cable One, Inc., the lenders or other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on April 23, 2018).

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

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: May 9, 2018

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Senior Vice President and Chief Financial Officer

Date: May 9, 2018