Form 10-Q
period 2018-06-30
Cable One, Inc.
filed 2018-08-09
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of August 6, 2018
Common stock, par value $0.01	5,703,114

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value and share data)	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$203,522	$161,752
Accounts receivable, net	34,281	29,930
Income taxes receivable	9,013	21,331
Prepaid and other current assets	18,104	10,898
Total Current Assets	264,920	223,911
Property, plant and equipment, net	819,734	831,892
Intangible assets, net	959,817	965,745
Goodwill	172,129	172,129
Other noncurrent assets	11,458	10,955
Total Assets	$2,228,058	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$94,444	$117,855
Deferred revenue	18,791	15,008
Current portion of long-term debt	17,500	14,375
Total Current Liabilities	130,735	147,238
Long-term debt	1,151,915	1,160,682
Deferred income taxes	216,713	207,154
Other noncurrent liabilities	12,762	13,111
Total Liabilities	1,512,125	1,528,185

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,703,337 and 5,731,442 shares outstanding as of June 30, 2018 and December 31, 2017, respectively)	59	59
Additional paid-in capital	33,256	28,412
Retained earnings	792,784	728,386
Accumulated other comprehensive loss	(351)	(352)
Treasury stock, at cost (184,562 and 156,457 shares held as of June 30, 2018 and December 31, 2017, respectively)	(109,815)	(80,058)
Total Stockholders' Equity	715,933	676,447
Total Liabilities and Stockholders' Equity	$2,228,058	$2,204,632

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share and share data)	2018	2017	2018	2017
Revenues	$268,414	$240,991	$534,175	$448,425
Costs and expenses
Operating (excluding depreciation and amortization)	91,783	84,048	186,522	153,131
Selling, general and administrative	54,196	50,965	105,145	97,349
Depreciation and amortization	49,033	48,022	97,811	87,558
(Gain) loss on disposal of assets, net	2,734	462	9,368	(5,686)
Total costs and expenses	197,746	183,497	398,846	332,352
Income from operations	70,668	57,494	135,329	116,073
Interest expense	(14,953)	(11,782)	(29,676)	(19,389)
Other income (expense), net	882	(322)	1,499	(35)
Income before income taxes	56,597	45,390	107,152	96,649
Income tax provision	12,812	17,530	22,714	36,674
Net income	$43,785	$27,860	$84,438	$59,975

Net income per common share:
Basic	$7.70	$4.91	$14.83	$10.56
Diluted	$7.65	$4.85	$14.73	$10.45
Weighted average common shares outstanding:
Basic	5,687,095	5,678,394	5,694,774	5,677,411
Diluted	5,722,869	5,745,617	5,732,634	5,740,837

Other comprehensive gain (loss), net of tax	-	2	1	4
Comprehensive income	$43,785	$27,862	$84,439	$59,979

Dividends declared per common share	$1.75	$1.50	$3.50	$3.00

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Treasury	Accumulated Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2017	5,731,442	$59	$28,412	$728,386	$(80,058)	$(352)	$676,447
Net income	-	-	-	84,438	-	-	84,438
Changes in pension, net of tax	-	-	-	-	-	1	1
Equity-based compensation	-	-	4,844	-	-	-	4,844
Issuance of equity awards, net of forfeitures	15,693	-	-	-	-	-	-
Repurchases of common stock	(34,028)	-	-	-	(22,556)	-	(22,556)
Withholding tax for equity awards	(9,770)	-	-	-	(7,201)	-	(7,201)
Dividends paid to stockholders	-	-	-	(20,040)	-	-	(20,040)
Balance at June 30, 2018	5,703,337	$59	$33,256	$792,784	$(109,815)	$(351)	$715,933

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$84,438	$59,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,811	87,558
Amortization of debt issuance cost	2,012	1,191
Equity-based compensation	4,844	4,845
Write-off of debt issuance costs	110	613
Change in deferred income taxes	9,559	6,719
(Gain) loss on disposal of assets, net	9,368	(5,686)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,351)	2,263
Income taxes receivable	12,318	(11,992)
Prepaid and other current assets	(7,206)	(1,247)
Accounts payable and accrued liabilities	(15,439)	(14,073)
Deferred revenue	3,783	181
Other noncurrent assets and liabilities, net	(645)	512
Net cash provided by operating activities	196,602	130,859

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(728,783)
Capital expenditures	(90,868)	(76,430)
Change in accrued expenses related to capital expenditures	(2,517)	(1,505)
Proceeds from sales of property, plant and equipment	1,569	10,912
Net cash used in investing activities	(91,816)	(795,806)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	750,000
Payment of debt issuance costs	(2,131)	(15,224)
Payments on long-term debt	(5,633)	(95,008)
Repurchases of common stock	(22,556)	(399)
Payment of withholding tax for equity awards	(7,201)	(438)
Dividends paid to stockholders	(20,040)	(17,165)
Change in cash overdraft	(5,455)	(5,066)
Net cash provided by (used in) financing activities	(63,016)	616,700

Change in cash and cash equivalents	41,770	(48,247)
Cash and cash equivalents, beginning of period	161,752	138,040
Cash and cash equivalents, end of period	$203,522	$89,793

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$27,924	$14,031
Cash paid for income taxes, net of refunds received	$1,293	$41,947

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc. (“Cable One”) owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 21 Western, Midwestern and Southern states of the United States. As of June 30, 2018, Cable One provided service to 653,876 data customers, 340,112 video customers and 129,683 voice customers.

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

The December 31, 2017 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2017 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting. Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. The Company’s operations are organized and managed on the basis of cable systems within its geographic regions. Each cable system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each cable system deploys similar technology to deliver the Company’s products and services, operates within a similar regulatory environment, has similar economic characteristics and is managed by the Company’s chief operating decision maker as part of an aggregate of all cable systems. Management evaluated the criteria for aggregation under ASC 280 and has concluded that the Company meets each of the respective criteria set forth therein. Accordingly, management has identified one reportable segment.

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

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers. Residential revenues are generated through individual and bundled subscriptions for data, video and voice services on month to month terms, without penalty for cancellation. As bundled subscriptions are typically offered at discounted rates, the sales price is allocated amongst the respective product lines based on the relative selling price at which each service is sold under standalone service agreements. Business revenues are generated through individual and bundled subscriptions for data, video and voice services under contracts with terms ranging from one month to several years.

The Company also generally receives an allocation of scheduled advertising time as part of its distribution agreements with cable and broadcast networks, which the Company sells to local, regional and national advertisers under contracts with terms that are typically less than one year. In most instances, the available advertising time is sold directly by the Company’s internal sales force. As the Company is acting as principal in these arrangements, the advertising that is sold is reported as revenue on a gross basis. In instances where advertising time is sold by contracted third-party agencies, the Company is not acting as principal and the advertising sold is therefore reported net of agency fees. Advertising revenues are recognized when the related advertisements are aired.

The unit of account for revenue recognition is a performance obligation, which is a requirement to transfer a distinct good or service to a customer. Customers are billed for the services to which they subscribe based upon published or contracted rates, with the sales price being allocated to each performance obligation. For arrangements with multiple performance obligations, the sales price is allocated based on the relative standalone selling price for each subscribed service. Generally performance obligations are satisfied, and revenue is recognized, over the period of time in which customers simultaneously receive and consume the Company’s defined performance obligations, which are delivered in a similar pattern of transfer. Advertising revenue is recognized at the point in time when the underlying performance obligation is complete.

The Company also incurs certain incremental costs to acquire residential and business customers, such as commission costs and third-party costs to service specific customers. These costs are capitalized as contract assets and amortized over the applicable period. For commissions, the amortization period is the average customer tenure, which is approximately five years for both residential and business customers. All other costs are amortized over the requisite contract period.

Recently Adopted Accounting Pronouncements. In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC 718. The ASU was effective January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but may have an impact in the future.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a single principles-based, five step model to be applied to all contracts with customers: (i) identify the contract(s) with the customer, (ii) identify the performance obligation(s) in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation(s) in the contract and (v) recognize revenue when each performance obligation is satisfied. The updated guidance also requires additional disclosures regarding the nature and timing of revenue recognition as well as any uncertainty surrounding potential revenue recognition. The Company adopted the updated guidance on January 1, 2018 on a full retrospective basis, which required all periods presented to reflect the impact of the updated guidance. Upon adoption, the Company also implemented changes in the presentation of certain revenues and expenses, which resulted in the deferral of all business installation revenues and residential and business customer acquisition costs, to be recognized over a period of time instead of immediately. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements for any period presented. Refer to note 3 for further details of the impact on the Company’s 2017 consolidated financial statements and the requisite disclosures pertaining to the transition to the new standard.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for the first quarter of 2019, with early adoption permitted. The Company does not expect ASU 2018-07 to have a material impact on the Company’s consolidated financial statements upon adoption, but it may have an impact in the future.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for both operating and finance leases, however, expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases while finance leases will reflect a front-loaded expense pattern similar to current capital leases. ASU 2016-02 is effective for the first quarter of 2019, with early adoption permitted. The adoption of this update will result in an increase to the Company’s asset and liability balances due to new and existing operating leases being recorded on the balance sheet. The Company continues to evaluate the quantitative impact of adopting this guidance on its consolidated financial statements.

2.	REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously disclosed in note 2 to the Company’s consolidated financial statements included in the 2017 Form 10-K, the Company changed its accounting for the capitalization of certain internal labor and related costs associated with construction and customer installation activities commencing in the first quarter of 2017. The Company initially classified the entire change as a change in accounting estimate. During the fourth quarter of 2017, the Company determined that a portion of what had previously been reflected as a change in estimate should have been categorized as a change in accounting principle, a portion was determined to be a correction of an error and a portion remained a change in estimate. The changes determined to be a change in estimate or change in accounting principle were applied prospectively for all of 2017.

The Company estimates that the change in principle resulted in a decrease in operating expenses (excluding depreciation and amortization) of approximately $3.6 million and $3.8 million, a decrease in selling, general and administrative expenses of approximately $0.1 million and $0.1 million and an increase in depreciation and amortization expense of $0.7 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, compared to the results under the prior principle. The Company estimates that the change in principle resulted in a decrease in operating expenses (excluding depreciation and amortization) of approximately $7.5 million and $7.7 million, a decrease in selling, general and administrative expenses of approximately $0.1 million and $0.1 million and an increase in depreciation and amortization expense of $1.4 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, compared to the results under the prior principle.

Although the Company determined the error to be immaterial to its previously issued financial statements, the cumulative effect of the error would have been material if corrected in 2017. Therefore, as disclosed in the 2017 Form 10-K, the Company revised its historical consolidated financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. In connection with this revision, the Company also corrected for other previously identified immaterial errors. The condensed consolidated financial statements for the three and six months ended June 30, 2017 included in this Quarterly Report on Form 10-Q have been similarly revised to reflect the correction of these errors and should be read in conjunction with note 2 and note 17 in the 2017 Form 10-K.

The following tables present the effect of the revision on the condensed consolidated financial statements for the three and six months ended June 30, 2017 (in thousands, except per share data):

	Three Months Ended June 30, 2017
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Costs and expenses
Depreciation and amortization	$46,890	$1,132	$48,022
Total costs and expenses	182,395	1,132	183,527
Income from operations	58,647	(1,132)	57,515
Income before income taxes	46,543	(1,132)	45,411
Income tax provision	17,967	(430)	17,537
Net income	$28,576	$(702)	$27,874

Net income per common share:
Basic	$5.03	$(0.12)	$4.91
Diluted	$4.97	$(0.12)	$4.85

Comprehensive income	$28,578	$(702)	$27,876

	Six Months Ended June 30, 2017
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Costs and expenses
Selling, general and administrative	$96,927	$523	$97,450
Depreciation and amortization	85,295	2,263	87,558
Total costs and expenses	329,468	2,787	332,255
Income from operations	119,001	(2,787)	116,214
Income before income taxes	99,577	(2,787)	96,790
Income tax provision	37,787	(1,059)	36,728
Net income	$61,790	$(1,728)	$60,062

Net income per common share:
Basic	$10.88	$(0.30)	$10.58
Diluted	$10.76	$(0.30)	$10.46

Comprehensive income	$61,794	$(1,728)	$60,066

Condensed Consolidated Statement of Cash Flows Information
Net income	$61,790	$(1,728)	$60,062
Depreciation and amortization	85,295	2,263	87,558
Change in accounts receivable, net	1,741	522	2,263
Change in deferred income taxes	7,832	(1,059)	6,773
Net cash provided by operating activities	$130,859	$-	$130,859

3.	ADOPTION OF NEW REVENUE RECOGNITION STANDARD

The Company adopted ASC 606 on January 1, 2018 using the full retrospective method, resulting in a recasting of prior period consolidated financial statements. The adoption resulted in the deferral of all business installation revenues and residential and business customer acquisition costs, to be recognized over a period of time, instead of immediately. The impact of the ASC 606 adoption on the comparative 2017 condensed consolidated financial statements was as follows (in thousands, except per share data):

	December 31, 2017
	As Reported	ASC 606 Adjustment	As Recasted
Condensed Consolidated Balance Sheet Information
Assets
Current Assets:
Accounts receivable, net	$51,141	$(21,211)	$29,930
Prepaid and other current assets	8,160	2,738	10,898
Total Current Assets	242,384	(18,473)	223,911
Other noncurrent assets	6,179	4,776	10,955
Total Assets	$2,218,329	$(13,697)	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$117,963	$(108)	$117,855
Deferred revenue	38,266	(23,258)	15,008
Total Current Liabilities	170,604	(23,366)	147,238
Deferred income taxes	205,636	1,518	207,154
Other noncurrent liabilities	9,991	3,120	13,111
Total Liabilities	1,546,913	(18,728)	1,528,185

Stockholders' Equity
Retained earnings	723,354	5,032	728,386
Total Stockholders' Equity	671,416	5,031	676,447
Total Liabilities and Stockholders' Equity	$2,218,329	$(13,697)	$2,204,632

	Three Months Ended June 30, 2017
	As Reported / Revised (1)	ASC 606 Adjustment	As Recasted
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Revenues	$241,042	$(51)	$240,991
Costs and expenses
Operating (excluding depreciation and amortization)	83,849	199	84,048
Selling, general and administrative	51,194	(229)	50,965
Total costs and expenses	183,527	(30)	183,497
Income from operations	57,515	(21)	57,494
Income before income taxes	45,411	(21)	45,390
Income tax provision	17,537	(7)	17,530
Net income	$27,874	$(14)	$27,860

Net income per common share:
Basic	$4.91	$-	$4.91
Diluted	$4.85	$-	$4.85

Comprehensive income	$27,876	$(14)	$27,862

_________

(1)	Refer to note 2 for details regarding the revision.

	Six Months Ended June 30, 2017
	As Reported/ Revised (1)	ASC 606 Adjustment	As Recasted
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Revenues	$448,469	$(44)	$448,425
Costs and expenses
Operating (excluding depreciation and amortization)	152,932	199	153,131
Selling, general and administrative	97,450	(101)	97,349
Total costs and expenses	332,255	97	332,352
Income from operations	116,214	(141)	116,073
Income before income taxes	96,790	(141)	96,649
Income tax provision	36,728	(54)	36,674
Net income	$60,062	$(87)	$59,975

Net income per common share:
Basic	$10.58	$(0.02)	$10.56
Diluted	$10.46	$(0.01)	$10.45

Comprehensive income	$60,066	$(87)	$59,979

Condensed Consolidated Statement of Cash Flows Information
Net income	$60,062	$(87)	$59,975
Change in deferred income taxes	6,773	(54)	6,719
Change in deferred revenue	89	92	181
Change in other noncurrent assets and liabilities, net	462	50	512
Net cash provided by operating activities	$130,859	$-	$130,859

_________

(1)	Refer to note 2 for details regarding the revision.

The adoption of ASC 606 did not result in any changes to previously reported total net cash flows from operating, financing or investing activities.

A summary of changes in timing and presentation to the Company’s historical consolidated financial statements is presented below:

●

The net decrease in total assets reflects a decrease in accounts receivable to remove amounts billed to customers for which the associated performance obligations have not yet been satisfied, partially offset by the deferral of incremental costs incurred to obtain customers, which were historically expensed immediately.

●

The net decrease in total liabilities reflects a decrease in deferred revenue to remove amounts billed to customers for which the associated performance obligations have not yet been satisfied, partially offset by the recognition of deferred revenue related to certain up-front and installation fees collected from business customers, which were historically recognized when billed and the net tax effect of establishing additional deferred assets and liabilities.

●

The changes in revenues and expenses are a result of the deferred recognition of incremental customer acquisition costs and up-front and installation business services fees over a period of time, compared to the historical treatment of immediate recognition.

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

The following table summarizes the allocation of the purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2017 (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$12,220
Accounts receivable	15,027
Prepaid and other current assets	2,286
Property, plant and equipment	192,234
Intangible assets	476,300
Other noncurrent assets	1,184
Total Assets Acquired	699,251

Liabilities Assumed
Accounts payable and accrued liabilities	25,125
Deferred revenue	14,516
Deferred income taxes	6,644
Total Liabilities Assumed	46,285

Net Assets Acquired	652,966
Purchase price consideration	740,166
Goodwill Recognized	$87,200

The measurement period ended on April 30, 2018 and no measurement period adjustments were recorded during 2018.

5.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Residential
Data	$122,471	$103,497	$242,330	$194,018
Video	87,462	84,873	176,219	157,328
Voice	10,504	11,417	21,176	21,284
Business services	38,485	32,493	76,177	59,461
Advertising sales	5,916	5,970	11,158	11,592
Other	3,576	2,741	7,115	4,742
Total revenues	$268,414	$240,991	$534,175	$448,425

Fees imposed on the Company by various governmental authorities are passed through monthly to the Company’s customers and are periodically remitted to authorities. These fees were $4.1 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively, and $8.2 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively. Further, as the Company acts as principal, these fees are reported in video revenues on a gross basis with corresponding expenses included within operating expenses in the condensed consolidated statements of operations and comprehensive income.

Other revenues are comprised primarily of customer late charges and reconnect fees.

A significant portion of the Company’s revenues is derived from customers who may cancel their subscriptions at any time without penalty. As such, the amount of deferred revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from the Company’s existing customers. Revenues from customers with contractually specified terms and non-cancelable service periods are recognized over the terms of the underlying contracts, which generally range from one to five years.

Contract Costs. The Company capitalizes the incremental costs incurred in obtaining customers, such as commission costs and certain third-party costs. Commission expense is recognized using a portfolio approach over the calculated average residential and business customer tenure. Deferred commissions totaled $7.7 million and $7.5 million as of June 30, 2018 and December 31, 2017, respectively, and were included within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Commission amortization expense was $0.9 million for both the three months ended June 30, 2018 and 2017 and $1.7 million for both the six months ended June 30, 2018 and 2017 and was included in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive income. Deferred commissions of $2.8 million included within prepaid and other current assets as of June 30, 2018 are expected to be amortized over the next 12 months.

Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $18.8 million and $15.0 million as of June 30, 2018 and December 31, 2017, respectively. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $2.5 million and $3.1 million as of June 30, 2018 and December 31, 2017, respectively, and were included within other noncurrent liabilities in the condensed consolidated balance sheets.

Significant Judgments. The Company often provides multiple services to a single customer. The provision of customer premise equipment, installation services and service upgrades may be highly integrated and interdependent with the data, video or voice services provided. Judgment is required to determine whether the provision of such customer premise equipment, installation services and service upgrades is considered distinct and accounted for separately, or not distinct and accounted for together with the related subscription service.

The transaction price for a bundle of services is frequently less than the sum of the standalone selling prices of each individual service. The Company allocates the sales price for such bundles to each individual service provided based on the relative standalone selling price for each subscribed service. Standalone selling prices of the Company’s residential data and video services are directly observable, while standalone selling prices for the Company’s residential voice services are estimated using the adjusted market assessment approach, which relies upon information from peer companies who sell residential voice services individually.

The Company also uses significant judgment to determine the appropriate period over which to amortize deferred residential and business commission costs, which was determined to be the average customer tenure. Based on historical data and current expectations, the Company determined the average customer tenure for both residential and business customers to be approximately five years.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cable distribution systems	$1,370,420	$1,329,451
Customer premise equipment	201,578	200,175
Other equipment and fixtures	385,033	378,968
Buildings and leasehold improvements	96,898	95,314
Capitalized software	94,399	89,773
Construction in progress	66,089	67,564
Land	11,615	11,585
Property, plant and equipment, gross	2,226,032	2,172,830
Less: Accumulated depreciation	(1,406,298)	(1,340,938)
Property, plant and equipment, net	$819,734	$831,892

Depreciation expense was $46.0 million and $45.9 million for the three months ended June 30, 2018 and 2017, respectively, and $92.1 million and $85.4 million for the six months ended June 30, 2018 and 2017, respectively.

In January 2017, a portion of the Company's previous headquarters building and adjoining property was sold for $10.1 million in gross proceeds and the Company recognized a related gain of $6.6 million. The remaining property’s carrying value of $4.6 million is included in other noncurrent assets in the condensed consolidated balance sheets as assets held for sale at both June 30, 2018 and December 31, 2017.

7.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at both June 30, 2018 and December 31, 2017 was $172.1 million and reflected $87.2 million of goodwill associated with the NewWave acquisition. The Company has not historically recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				June 30, 2018
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	-	25	$2,931	$2,883	$48
Customer relationships		14		160,000	13,333	146,667
Trademarks and trade names		2.7		1,300	569	731
Total Finite-Lived Intangible Assets				$164,231	$16,785	$147,446

Indefinite-Lived Intangible Assets
Franchise agreements				$812,371

				December 31, 2017
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,886	$252
Customer relationships		14		160,000	7,619	152,381
Trademarks and trade names		2.7		1,300	325	975
Total Finite-Lived Intangible Assets				$165,438	$11,830	$153,608

Indefinite-Lived Intangible Assets
Franchise agreements				$812,137

Intangible asset amortization expense was $3.0 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, and $5.7 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the future amortization of intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining six months)	$5,963
2019	11,925
2020	11,437
2021	11,436
2022	11,433
Thereafter	95,252
Total	$147,446

Actual amortization expense in future periods may differ from the amounts above as a result of new intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.	LONG-TERM DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Notes	$450,000	$450,000
Senior Credit Facilities	738,750	744,375
Capital lease obligation	259	267
Total debt	1,189,009	1,194,642
Less unamortized debt issuance costs	(19,594)	(19,585)
Less current portion	(17,500)	(14,375)
Total long-term debt	$1,151,915	$1,160,682

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

On May 1, 2017, the Company and the lenders amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) and the Company incurred $750 million of senior secured loans (the “New Loans”) which were used, together with cash on hand, to finance the NewWave acquisition, repay in full the Term Loan Facility and pay related fees and expenses. The New Loans consist of a five-year term “A” loan in an aggregate principal amount of $250 million (the “Term Loan A”) and a seven-year term “B” loan in an aggregate principal amount of $500 million (the “Term Loan B” and, together with the Term Loan A and the Revolving Credit Facility, the “Senior Credit Facilities”). The obligations under the Amended and Restated Credit Agreement are guaranteed by the Company’s wholly owned domestic subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the guarantors.

On April 23, 2018, the Company entered into Amendment No. 1 (the “Repricing Amendment”) to the Amended and Restated Credit Agreement. The Repricing Amendment amended the Amended and Restated Credit Agreement to, among other things, (i) decrease the applicable margin for the Term Loan B to 1.75% for London Interbank Offered Rate (“LIBOR”) borrowings and 0.75% for base rate borrowings, (ii) reset the period during which a prepayment premium in respect of the Term Loan B may be required for a Repricing Transaction until six months after the effective date of the Repricing Amendment and (iii) reset the period during which the Term Loan B benefits from certain “most favored nation” pricing protections until 12 months after the effective date of the Repricing Amendment. Other than as set forth above, all other material terms and provisions of the Senior Credit Facilities described below remain substantially the same.

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio and (ii) with respect to the Term Loan B, (x) 2.25% for LIBOR loans and 1.25% for base rate loans through April 22, 2018 and (y) 1.75% for LIBOR loans and 0.75% for base rate loans after April 22, 2018.

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

The Company was in compliance with all debt covenants as of June 30, 2018.

As of June 30, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $243.8 million and $495.0 million, respectively, and each bore interest at a rate of 4.09% per annum. Letter of credit issuances under the Revolving Credit Facility totaled $3.1 million and the Company had $196.9 million available for borrowing under the Revolving Credit Facility at June 30, 2018.

In connection with the Repricing Amendment, the Company incurred debt issuance costs of $2.1 million, of which $0.1 million was expensed immediately. The Company recorded $1.0 million and $0.8 million of debt issuance cost amortization for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. These amounts are included within interest expense in the condensed consolidated statements of operations and comprehensive income.

As of June 30, 2018, the future maturities of long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining six months)	$8,758
2019	20,642
2020	26,892
2021	30,017
2022	180,017
Thereafter	922,683
Total	$1,189,009

9.	FAIR VALUE MEASUREMENTS

A three-level hierarchy is established by GAAP for disclosure of fair value measurements, based on the reliability of inputs used in the valuation of an instrument as of the measurement date, as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices for identical instruments in active markets.

●

Level 2 – Inputs to the valuation methodology include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and directly or indirectly observable inputs that are significant to the fair value measurement.

●	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial Assets and Liabilities. The Company has estimated the fair value of its financial instruments as of June 30, 2018 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts, fair values and related fair value hierarchies of the Company’s financial assets and liabilities were as follows (in thousands):

	June 30, 2018
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$16,456	$16,456	Level 1
Commercial paper	$179,554	$179,511	Level 2
Liabilities:
Long-term debt, including current portion:
Notes	$450,000	$457,875	Level 2
Senior Credit Facilities	$738,750	$738,750	-

Money market investments are primarily held in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (Level 1). Commercial paper is primarily held with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (Level 2). Money market investments and commercial paper with original maturities of 90 days or less are included within cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the Notes is estimated based on market prices for similar instruments in active markets (Level 2). The fair value of the Senior Credit Facilities is equal to the carrying value.

The Company’s deferred compensation liability was $18.2 million and $20.2 million at June 30, 2018 and December 31, 2017, respectively. The current portion of this liability is included within accounts payable and accrued liabilities and the noncurrent portion is included within other noncurrent liabilities in the condensed consolidated balance sheets. This liability represents the market value of participant balances in a notional investment account that is comprised primarily of mutual funds, whose value is based on observable market prices. However, since the deferred compensation liability is not exchanged in an active market, it is classified as Level 2 in the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. However, such assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the six months ended June 30, 2018 or 2017.

10.	TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through June 30, 2018, the Company had repurchased 199,861 shares of its common stock at an aggregate cost of $95.8 million. During the six months ended June 30, 2018, the Company repurchased 34,028 shares at an aggregate cost of $22.6 million, of which 30,717 shares were repurchased during the three months ended June 30, 2018 at an aggregate cost of $20.3 million.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock with a fair market value equal to the applicable statutory minimum amount of employee withholding taxes due are withheld by the Company upon vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted during the three and six months ended June 30, 2018 were less than $0.1 million and $7.2 million, for which the Company withheld 3 and 9,770 shares of common stock, respectively. Treasury shares of 184,562 held at June 30, 2018 include such shares withheld for withholding tax.

11.	EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation.

Restricted stock awards granted to employees are subject to service-based vesting and certain awards are also subject to performance-based vesting and generally cliff-vest on the three-year anniversary of the grant date or, for certain service-based awards, in four equal ratable installments beginning on the first anniversary of the grant date. SARs granted to employees vest in four equal ratable installments beginning on the first anniversary of the grant date. RSUs are generally granted to non-employee directors on the date of the Company’s annual stockholders’ meeting and vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date. Non-employee directors who elect to defer all or a portion of their annual cash fees are granted RSUs in lieu of such cash fees, with such RSUs generally vesting on the first anniversary of the grant date or, for such RSUs granted in January 2018, the date immediately preceding the 2018 annual stockholders’ meeting. The settlement of the RSUs follows vesting, unless the director previously elected to defer such settlement until the earliest of his or her separation from service from the Board, a date specified by the director or a change in control of the Company.

The 2015 Plan provides, that, subject to certain adjustments for specified corporate events, the maximum number of shares of common stock that may be issued under the 2015 Plan is 334,870. At June 30, 2018, 256,735 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity based awards is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense was $2.5 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.8 million for both the six months ended June 30, 2018 and 2017 and was included in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $2.5 million related to equity-based awards during the six months ended June 30, 2018. The deferred tax asset related to all outstanding equity-based awards was $3.3 million as of June 30, 2018.

Restricted Stock Awards. Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity during the six months ended June 30, 2018 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2017	51,290	$472.89
Granted	14,455	$692.25
Forfeited	(1,011)	$610.54
Vested and issued	(24,454)	$394.51
Outstanding as of June 30, 2018	40,280	$595.79

Vested and unissued as of June 30, 2018	4,138	$493.43

Equity-based compensation expense for restricted stock was $1.6 million for both the three months ended June 30, 2018 and 2017 and $3.0 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was $10.5 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Appreciation Rights. A summary of SAR activity during the six months ended June 30, 2018 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	102,458	$477.62	$100.91	$23,173	8.1
Granted	14,500	$702.40	$168.84	$-	9.5
Exercised	(12,707)	$431.96	$89.64
Forfeited	(2,249)	$422.31	$87.22
Outstanding as of June 30, 2018	102,002	$516.48	$112.27	$22,115	7.9

Vested and exercisable as of June 30, 2018	15,263	$490.48	$104.35	$3,706	7.6

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the six months ended June 30, 2018 were as follows:

2018
Expected volatility	22.53%
Risk-free interest rate	2.35%
Expected term (in years)	6.25%
Expected dividend yield	0.99%

Equity-based compensation expense for SARs was $0.9 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was $7.1 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.1 years.

12.	INCOME TAXES

The Company’s effective tax rate was 22.6% and 38.6% for the three months ended June 30, 2018 and 2017, respectively, and 21.2% and 37.9% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 compared to the same quarter in the prior year primarily relates to a reduction in the Federal corporate income tax rate from 35% to 21% as a result of the 2017 Federal tax reform legislation and $1.2 million of income tax benefits attributable to state tax rate changes recorded during the three months ended June 30, 2018. The decrease in the effective tax rate for the six months ended June 30, 2018 compared to the prior year period was further impacted by $2.5 million of income tax benefits attributable to equity-based compensation awards recorded during the six months ended June 30, 2018.

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

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$43,785	$27,860	$84,438	$59,975
Denominator:
Weighted average common shares outstanding - basic	5,687,095	5,678,394	5,694,774	5,677,411
Effect of dilutive equity awards (1)	35,774	67,223	37,860	63,426
Weighted average common shares outstanding - diluted	5,722,869	5,745,617	5,732,634	5,740,837

Net Income per Common Share:
Basic	$7.70	$4.91	$14.83	$10.56
Diluted	$7.65	$4.85	$14.73	$10.45

_________

(1)

 Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive equity-based awards totaled 5,176 and 2,477 for the three months ended  June 30, 2018 and 2017, respectively, and 5,435 and 1,438 for the six months ended June 30, 2018 and 2017, respectively.

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
●

the outcome of our efforts to complete the remediation of the material weakness in our internal control over financial reporting related to the NewWave billing system (as defined below) by the end of 2018; and

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2017 Form 10-K. Our results of operations for the three and six months ended June 30, 2018 may not be indicative of our future results.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 77% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are among the 10 largest cable system operators in the United States based on customers and revenues in 2017, providing service to 799,616 residential and business customers out of approximately 2.1 million homes passed as of June 30, 2018. Of these customers, 653,876 subscribed to data services, 340,112 subscribed to video services and 129,683 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first six months of 2018, they are residential data (45.4%), residential video (33.0%), business services (data, voice and video – 14.3%), residential voice (4.0%) and advertising sales (2.1%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to differences in competition, product maturity and relative costs.

On May 1, 2017, we completed the acquisition of all of the outstanding equity interests of NewWave. We paid a purchase price of $740.2 million in cash on a debt-free basis, subject to customary post-closing adjustments. Our results of operations for the three and six months ended June 30, 2018 include the full impact of NewWave operations, while our comparable results for 2017 include only two months of NewWave operations, as the acquisition was not completed until May 1, 2017.

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We made elevated levels of capital investments between 2012 and 2017 to increase our cable plant capacities and reliability, launch all-digital video services, which has freed up approximately half of average plant bandwidth for data services, and increase data capacity by moving from four-channel bonding to 32-channel bonding. We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave transaction, because we believe these investments are necessary to remain competitive. We expect to spend up to $50 million during 2018 and 2019, in addition to the $10 million spent in 2017, to enhance the acquired NewWave systems by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding to enable a 1 gigabit-per-second (“Gbps”) download speed product launch, converting back office functions such as billing, accounting and service provisioning and migrating products to legacy Cable One platforms.

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the FCC used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”), which imposed on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed and prescribes certain additional disclosure requirements. The Order was upheld in the courts, but in September 2017, several parties, including the American Cable Association and NCTA – The Internet & Television Association (the “NCTA”), filed petitions for certiorari with the U.S. Supreme Court. Responses to the petitions are due by August 15, 2018, and the FCC filed its response on August 2, 2018. However, in December 2017, the FCC rescinded the majority of the open internet rules previously adopted in the Order, with the exception of the disclosure requirements. Several parties have challenged the FCC’s new rules in Federal courts, and those appeals are pending. Congress and numerous states also have proposed legislation regarding net neutrality. Several states have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress, at the state level or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress, the states or the courts may affect our operations or impose costs on our business.

Results of Operations

Revision of Previously Issued Financial Statements and Adoption of Revenue Recognition Standard

In conjunction with the error correction in the fourth quarter of 2017 associated with our historical accounting for certain categories of internal labor and related costs, we revised our historical consolidated financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. As a result, the financial statements for the three and six months ended June 30, 2017 have been revised to reflect the error correction. Refer to note 2 to the condensed consolidated financial statements for additional details.

Further, we adopted the revenue recognition standard, ASC 606 - Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method. The adoption resulted in the deferral of all business installation revenues and residential and business customer acquisition costs, to be recognized over a period of time, instead of immediately. The financial statements for the three and six months ended June 30, 2017 have been recasted to reflect the impact of the revenue recognition standard adoption. Refer to note 3 to the condensed consolidated financial statements for additional details.

PSU and Customer Counts

During the 12 months ended June 30, 2018, our total PSUs decreased 38,956, or 3.4%, compared to our total PSUs as of June 30, 2017. Business PSUs and residential data PSUs increased 7,846 and 7,185, respectively, while residential video PSUs and residential voice PSUs decreased 43,302 and 10,685, respectively. Our total customer relationships decreased 5,867, or 0.7%, year-over-year, with a 5,351 increase in business customer relationships being offset by an 11,218 decrease in residential customer relationships.

The following table provides an overview of selected customer data for the time periods specified:

	As of June 30,		Annual Net Gain/(Loss)
	2018	2017	Change	% Change
Residential data PSUs	592,234	585,049	7,185	1.2
Residential video PSUs (1)	323,514	366,816	(43,302)	(11.8)
Residential voice PSUs	103,834	114,519	(10,685)	(9.3)
Total residential PSUs	1,019,582	1,066,384	(46,802)	(4.4)

Business data PSUs (2)	61,642	55,288	6,354	11.5
Business video PSUs	16,598	17,188	(590)	(3.4)
Business voice PSUs (3)	25,849	23,767	2,082	8.8
Total business PSUs	104,089	96,243	7,846	8.2

Total PSUs	1,123,671	1,162,627	(38,956)	(3.4)

Total residential customer relationships	730,007	741,225	(11,218)	(1.5)
Total business customer relationships	69,609	64,258	5,351	8.3
Total customer relationships	799,616	805,483	(5,867)	(0.7)

 _________

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

The following table provides an overview of selected customer data for our legacy Cable One cable systems excluding the impact of PSUs and customers from legacy NewWave cable systems for the time periods specified:

	As of June 30,		Annual Net Gain/(Loss)
	2018	2017	Change	% Change
Residential data PSUs	483,589	474,815	8,774	1.8
Residential video PSUs (1)	253,236	284,695	(31,459)	(11.1)
Residential voice PSUs	83,385	92,100	(8,715)	(9.5)
Total residential PSUs	820,210	851,610	(31,400)	(3.7)

Business data PSUs (2)	51,044	46,909	4,135	8.8
Business video PSUs	12,560	13,295	(735)	(5.5)
Business voice PSUs (3)	20,695	19,156	1,539	8.0
Total business PSUs	84,299	79,360	4,939	6.2

Total PSUs	904,509	930,970	(26,461)	(2.8)

Total residential customer relationships	597,162	601,883	(4,721)	(0.8)
Total business customer relationships	57,312	53,426	3,886	7.3
Total customer relationships	654,474	655,309	(835)	(0.1)

_________

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

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages combining data, video and voice services to single and double-play packages. This is largely because some residential video customers have defected to DBS services and OTT offerings and more households have discontinued residential voice service. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Revenues

Revenues increased $27.4 million, or 11.4%, due primarily to increases in residential data, business services and residential video revenues of $19.0 million, $6.0 million and $2.6 million, respectively. The increase was the result of an additional month of NewWave operations and organic growth in our higher margin product lines of residential data and business services, partially offset by a decrease in residential voice revenues.

Revenues by service offering were as follows for the three months ended June 30, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$122,471	45.6	$103,497	42.9	$18,974	18.3
Residential video	87,462	32.6	84,873	35.2	2,589	3.1
Residential voice	10,504	3.9	11,417	4.7	(913)	(8.0)
Business services	38,485	14.3	32,493	13.5	5,992	18.4
Advertising sales	5,916	2.2	5,970	2.5	(54)	(0.9)
Other	3,576	1.4	2,741	1.2	835	30.5
Total revenues	$268,414	100.0	$240,991	100.0	$27,423	11.4

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$68.47	$62.52	$5.95	9.5
Residential video (1)	$88.55	$82.11	$6.44	7.8
Residential voice (1)	$33.22	$35.09	$(1.87)	(5.3)
Business services (2)	$185.29	$177.43	$7.86	4.4

_________

(1)

Average monthly revenue per unit values represent the applicable quarterly residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated number of PSUs during such period.

(2)

Average monthly revenue per unit values represent quarterly business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent business services revenues (excluding installation and activation fees) divided by the pro-rated number of business customer relationships during such period.

Revenues by service offering, excluding the impact of revenues related to legacy NewWave cable systems, were as follows for the three months ended June 30, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$103,009	46.9	$92,693	44.4	$10,316	11.1
Residential video	68,721	31.3	70,840	33.9	(2,119)	(3.0)
Residential voice	8,848	4.0	9,803	4.7	(955)	(9.7)
Business services	30,997	14.1	27,852	13.3	3,145	11.3
Advertising sales	5,566	2.5	5,699	2.7	(133)	(2.3)
Other	2,299	1.2	1,919	1.0	380	19.8
Total revenues	$219,440	100.0	$208,806	100.0	$10,634	5.1

Average monthly revenue per unit, excluding the impact of revenues and customers related to legacy NewWave cable systems, were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$70.62	$64.70	$5.92	9.2
Residential video (1)	$88.98	$81.65	$7.33	9.0
Residential voice (1)	$34.83	$34.98	$(0.15)	(0.4)
Business services (2)	$179.81	$172.49	$7.32	4.2

_________

(1)

Average monthly revenue per unit values represent the applicable quarterly residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three.

(2)

Average monthly revenue per unit values represent quarterly business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three.

Residential data service revenues increased $19.0 million, or 18.3%, as a result of the NewWave operations, organic subscriber growth, a modem rental rate adjustment in the first quarter of 2018, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $2.6 million, or 3.1%, due primarily to the incremental impact from the NewWave operations and a broadcast television surcharge increase in the first quarter of 2018, partially offset by an 11.8% year-over-year decrease in residential video subscribers.

Residential voice service revenues decreased $0.9 million, or 8.0%, due primarily to a 9.3% year-over-year decrease in residential voice subscribers.

Business services revenues increased $6.0 million, or 18.4%, due primarily to the NewWave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2018. Total business customer relationships increased 8.3% year-over-year. Overall, business services comprised 14.3% of our total revenues for the second quarter of 2018 compared to 13.5% of our total revenues for the second quarter of 2017.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $91.8 million in the second quarter of 2018 and increased $7.7 million, or 9.2%, compared to the second quarter of 2017 primarily as a result of the additional month of NewWave operations. Operating expenses as a percentage of revenues were 34.2% for the second quarter of 2018 compared to 34.9% for the year-ago quarter. Operating expenses attributable to the NewWave operations were $23.6 million for the second quarter of 2018. Excluding the expenses associated with the NewWave operations, operating expenses would have been $68.1 million in the second quarter of 2018 compared to $68.0 million in the second quarter of 2017. Operating expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 31.1% in the second quarter of 2018 compared to 32.6% in the second quarter of 2017.

Selling, general and administrative expenses were $54.2 million for the second quarter of 2018 and increased $3.2 million, or 6.3%, compared to the second quarter of 2017. Selling, general and administrative expenses as a percentage of revenues were 20.2% and 21.1% for the second quarter of 2018 and 2017, respectively. Selling, general and administrative expenses attributable to the NewWave operations were $7.8 million for the second quarter of 2018, an increase of $3.0 million from the second quarter of 2017. Excluding the expenses associated with the NewWave operations, selling, general and administrative expenses would have been $46.4 million compared to $46.1 million in the prior year quarter. Increases in medical insurance expenses of $2.0 million and marketing expenses of $1.4 million were offset by a decrease in acquisition-related costs of $3.2 million. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 21.1% in the second quarter of 2018 and 22.1% in the second quarter of 2017.

Depreciation and amortization expense was $49.0 million for the second quarter of 2018 and increased $1.0 million, or 2.1%, compared to the second quarter of 2017. The increase was due primarily to new assets placed in service since the second quarter of 2017 and the additional month of depreciation and amortization on property, plant and equipment and finite-lived intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the second quarter of 2017. Depreciation and amortization expense related to the NewWave operations was $12.3 million for the second quarter of 2018 compared to $7.9 million in the second quarter of 2017. As a percentage of revenues, depreciation and amortization expense was 18.3% for the second quarter of 2018 compared to 19.9% for the second quarter of 2017.

We recognized a $2.7 million net loss on asset disposals during the second quarter of 2018 compared to a $0.5 million net loss on asset disposals in the second quarter of 2017.

Interest Expense

Interest expense increased $3.2 million, or 26.9%, to $15.0 million due primarily to additional outstanding debt incurred on May 1, 2017 to finance the NewWave acquisition.

Income Tax Provision

The income tax provision decreased $4.7 million, or 26.9%. Our effective tax rate was 22.6% and 38.6% for the second quarter of 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to a reduction in the Federal corporate income tax rate from 35% to 21% as a result of the 2017 Federal tax reform legislation and $1.2 million of income tax benefits attributable to state tax rate changes recorded during the second quarter of 2018.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Revenues

Revenues increased $85.8 million, or 19.1%, due primarily to increases in residential data, residential video and business services revenues of $48.3 million, $18.9 million and $16.7 million, respectively. The increase was the result of four additional months of NewWave operations and organic growth in our higher margin product lines of residential data and business services.

Revenues by service offering were as follows for the six months ended June 30, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$242,330	45.4	$194,018	43.3	$48,312	24.9
Residential video	176,219	33.0	157,328	35.1	18,891	12.0
Residential voice	21,176	4.0	21,284	4.7	(108)	(0.5)
Business services	76,177	14.3	59,461	13.3	16,716	28.1
Advertising sales	11,158	2.1	11,592	2.6	(434)	(3.7)
Other	7,115	1.2	4,742	1.0	2,373	50.0
Total revenues	$534,175	100.0	$448,425	100.0	$85,750	19.1

Average monthly revenue per unit for the indicated service offerings were as follows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$68.00	$63.33	$4.67	7.4
Residential video (1)	$87.58	$81.10	$6.48	8.0
Residential voice (1)	$32.98	$34.63	$(1.65)	(4.8)
Business services (2)	$184.68	$174.05	$10.63	6.1

__________

(1)

Average monthly revenue per unit values represent the applicable year-to-date residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by six, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated number of PSUs during such period.

(2)

Average monthly revenue per unit values represent year-to-date business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each period, divided by six, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent business services revenues (excluding installation and activation fees) divided by the pro-rated number of business customer relationships during such period.

Revenues by service offering, excluding the impact of revenues related to legacy NewWave cable systems, were as follows for the six months ended June 30, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$204,132	46.8	$183,214	44.0	$20,918	11.4
Residential video	138,178	31.6	143,295	34.4	(5,117)	(3.6)
Residential voice	17,841	4.1	19,670	4.7	(1,829)	(9.3)
Business services	61,281	14.0	54,820	13.2	6,461	11.8
Advertising sales	10,474	2.4	11,321	2.7	(847)	(7.5)
Other	4,682	1.1	3,920	1.0	762	19.4
Total revenues	$436,588	100.0	$416,240	100.0	$20,348	4.9

Average monthly revenue per unit, excluding the impact of revenues and customers related to legacy NewWave cable systems, were as follows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$70.22	$64.49	$5.73	8.9
Residential video (1)	$87.95	$80.79	$7.16	8.9
Residential voice (1)	$34.58	$34.54	$0.04	0.1
Business services (2)	$179.34	$171.33	$8.01	4.7

__________

(1)

Average monthly revenue per unit values represent the applicable year-to-date residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by six.

(2)

Average monthly revenue per unit values represent year-to-date business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each period, divided by six.

Residential data service revenues increased $48.3 million, or 24.9%, as a result of the NewWave operations, organic subscriber growth, a modem rental rate adjustment in the first quarter of 2018, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $18.9 million, or 12.0%, due primarily to the NewWave operations and a broadcast television surcharge increase in the first quarter of 2018, partially offset by an 11.8% year-over-year decrease in residential video subscribers.

Residential voice service revenues decreased $0.1 million, or 0.5%, due primarily to a 9.3% year-over-year decrease in residential voice subscribers, partially offset by an additional four months of NewWave operations.

Business services revenues increased $16.7 million, or 28.1%, due primarily to the NewWave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2018. Total business customer relationships increased 8.3% year-over-year. Overall, business services comprised 14.3% of our total revenues for the six months ended June 30, 2018 compared to 13.3% of our total revenues for the six months ended June 30, 2017.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $186.5 million for the six months ended June 30, 2018 and increased $33.4 million, or 21.8%, compared to the year ago period. Operating expenses as a percentage of revenues were 34.9% for the first two quarters of 2018 compared to 34.1% for the first two quarters of 2017. Operating expenses attributable to the NewWave operations were $47.9 million and $16.1 million for the first two quarters of 2018 and 2017, respectively. Excluding the expenses associated with the NewWave operations, operating expenses would have been $138.6 million for the six months ended June 30, 2018, an increase of $1.5 million, or 1.1%, compared to the first two quarters of 2017. The increase was due primarily to higher repairs and maintenance costs of $0.9 million and contract labor costs of $0.7 million. Operating expenses as a percentage of revenues, excluding the impact of NewWave operations, would have been 31.7% for the six months ended June 30, 2018 compared to 32.9% for the six months ended June 30, 2017.

Selling, general and administrative expenses increased $7.8 million, or 8.0%, to $105.1 million. Selling, general and administrative expenses as a percentage of revenues were 19.7% and 21.7% for the six months ended June 30, 2018 and 2017, respectively. Selling, general and administrative expenses attributable to the NewWave operations were $14.2 million for the first two quarters of 2018 and increased $9.4 million from the same period in the prior year. Excluding the expenses associated with the NewWave operations, selling, general and administrative expenses would have decreased $1.6 million, or 1.7%, to $90.9 million due primarily to acquisition-related costs of $4.7 million in 2017 and lower severance expense of $2.4 million, partially offset by higher medical insurance expense of $2.9 million, higher net compensation expense of $1.1 million and higher marketing costs of $1.0 million. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 20.8% for the six months ended June 30, 2018 compared to 22.2% for the six months ended June 30, 2017.

Depreciation and amortization expense increased $10.3 million, or 11.7%, including a $16.9 million increase attributable to the NewWave operations. The increase was due primarily to new assets placed in service since the second quarter of 2017, including property, plant and equipment and finite-lived intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the second quarter of 2017. As a percentage of revenues, depreciation and amortization expense was 18.3% for the six months ended June 30, 2018 compared to 19.5% for the six months ended June 30, 2017.

We recognized a net loss on asset disposals of $9.4 million in the first two quarters of 2018. In the first two quarters of 2017, we recognized a net gain of $5.7 million on asset disposals, primarily related to a gain recognized on the sale of a portion of a non-operating property that included our previous headquarters building, net of a loss on fixed asset disposals.

Interest Expense

Interest expense increased $10.3 million, or 53.1%, to $29.7 million due primarily to additional outstanding debt incurred on May 1, 2017 to finance the NewWave acquisition.

Income Tax Provision

The income tax provision decreased $14.0 million, or 38.1%. Our effective tax rate was 21.2% and 37.9% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to a reduction in the Federal corporate income tax rate, $2.5 million of income tax benefits attributable to equity-based compensation awards and $1.2 million of income tax benefits attributable to state tax rate changes recorded during the six months ended June 30, 2018.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on disposal of assets, system conversion costs, other (income) expense and other unusual operating expenses, as provided in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under our outstanding Senior Credit Facilities and Notes to determine compliance with the covenants contained in the Senior Credit Facilities and ability to take certain actions under the Indenture governing the Notes. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended June 30,		2018 vs. 2017
(dollars in thousands)	2018	2017	$ Change	% Change
Net income (1)	$43,785	$27,860	$15,925	57.2

Plus: Interest expense	14,953	11,782	3,171	26.9
Income tax provision	12,812	17,530	(4,718)	(26.9)
Depreciation and amortization	49,033	48,022	1,011	2.1
Equity-based compensation	2,506	2,418	88	3.6
Severance expense	241	1,345	(1,104)	(82.1)
(Gain) loss on deferred compensation	600	339	261	77.0
Acquisition-related costs	-	3,242	(3,242)	(100.0)
(Gain) loss on disposal of assets, net	2,734	462	2,272	NM
System conversion costs	1,327	-	1,327	NM
Other (income) expense, net	(882)	322	(1,204)	NM

Adjusted EBITDA (1)	$127,109	$113,322	$13,787	12.2

	Six Months Ended June 30,		2018 vs. 2017
(dollars in thousands)	2018	2017	$ Change	% Change
Net income (1)	$84,438	$59,975	$24,463	40.8

Plus: Interest expense	29,676	19,389	10,287	53.1
Income tax provision	22,714	36,674	(13,960)	(38.1)
Depreciation and amortization	97,811	87,558	10,253	11.7
Equity-based compensation	4,844	4,845	(1)	(0.0)
Severance expense	241	2,599	(2,358)	(90.7)
(Gain) loss on deferred compensation	516	429	87	20.3
Acquisition-related costs	-	4,723	(4,723)	(100.0)
(Gain) loss on disposal of assets, net	9,368	(5,686)	15,054	NM
System conversion costs	2,167	-	2,167	NM
Other (income) expense, net	(1,499)	35	(1,534)	NM

Adjusted EBITDA (1)	$250,276	$210,541	$39,735	18.9

__________

NM = Not meaningful.

(1) Net income and Adjusted EBITDA for the three and six months ended June 30, 2018 include the full impact of NewWave operations, while net income and Adjusted EBITDA for the three and six months ended June 30, 2017 include only two months of NewWave operations, as NewWave was not acquired until May 1, 2017.

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

During the first two quarters of 2018, our cash and cash equivalents increased $41.8 million. At June 30, 2018, we had $203.5 million of cash on hand compared to $161.8 million at December 31, 2017. Our working capital was $134.2 million and $76.7 million at June 30, 2018 and December 31, 2017, respectively.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$196,602	$130,859	$65,743	50.2
Net cash used in investing activities	(91,816)	(795,806)	703,990	(88.5)
Net cash provided by (used in) financing activities	(63,016)	616,700	(679,716)	(110.2)
Change in cash and cash equivalents	41,770	(48,247)	90,017	(186.6)
Cash and cash equivalents, beginning of period	161,752	138,040	23,712	17.2
Cash and cash equivalents, end of period	$203,522	$89,793	$113,729	126.7

Net cash provided by operating activities was $196.6 million and $130.9 million for the first two quarters of 2018 and 2017, respectively. The $65.7 million year-over-year increase was primarily attributable to an increase in Adjusted EBITDA of $39.7 million, lower cash tax payments in 2018 compared to 2017 and a favorable change in net operating assets and liabilities, partially offset by a $14.1 million increase in cash paid for interest.

Net cash used in investing activities was $91.8 million and $795.8 million for the first two quarters of 2018 and 2017, respectively. The $704.0 million decrease from the prior year period was due primarily to the $728.8 million purchase of NewWave in the prior year, partially offset by the receipt of $10.1 million of proceeds in 2017 from the sale of a non-operating property and a $15.5 million year-over-year increase in cash paid for capital expenditures primarily attributable to increased NewWave capital spending during 2018.

Net cash used in financing activities was $63.0 million for the first two quarters of 2018 compared to net cash provided by financing activities of $616.7 million for the first two quarters of 2017. The $679.7 million change in net cash flows from the prior year period was primarily a result of the NewWave financing transactions that took place in the second quarter of 2017 and a $22.2 million increase in year-over-year share repurchase activity.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the second quarter of 2018, we have repurchased 199,861 shares of our common stock at an aggregate cost of $95.8 million. During the first two quarters of 2018, we repurchased 34,028 shares at an aggregate cost of $22.6 million, of which 30,717 shares were repurchased for $20.3 million during the second quarter.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2018, the Board approved a quarterly dividend of $1.75 per share of common stock, which was paid on June 8, 2018. On August 7, 2018, the Board approved a quarterly dividend of $2.00 per share of common stock to be paid on September 7, 2018 to holders of record as of August 21, 2018.

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

On April 23, 2018, we entered into the Repricing Amendment to the Amended and Restated Credit Agreement to, among other things, (i) decrease the applicable margin for the Term Loan B to 1.75% for LIBOR borrowings and 0.75% for base rate borrowings, (ii) reset the period during which a prepayment premium in respect of the Term Loan B may be required for a Repricing Transaction until six months after the effective date of the Repricing Amendment and (iii) reset the period during which the Term Loan B benefits from certain “most favored nation” pricing protections until 12 months after the effective date of the Repricing Amendment. Other than as set forth above, all other material terms and provisions of the Senior Credit Facilities remain substantially the same. Excluding the costs of the transaction, the interest rate reduction is expected to save us approximately $2.5 million annually in interest costs.

The interest margins applicable to the Senior Credit Facilities are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio and (ii) with respect to the Term Loan B, (x) 2.25% for LIBOR loans and 1.25% for base rate loans through April 22, 2018 and (y) 1.75% for LIBOR loans and 0.75% for base rate loans after April 22, 2018. The Term Loan A may be prepaid at any time without premium and amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding, with the outstanding balance due upon maturity. The Term Loan B amortizes quarterly at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum, with the outstanding balance due upon maturity. The Term Loan B is subject to a 1.0% prepayment premium if prepaid in connection with a Repricing Transaction within six months of the effective date of the Repricing Amendment, benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. Other than as set forth above, the New Loans are subject to terms substantially similar to those under the Credit Agreement.

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

We were in compliance with all debt covenants as of June 30, 2018.

As of June 30, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $243.8 million and $495.0 million, and each bore interest at a rate of 4.09% per annum. Letter of credit issuances under the Revolving Credit Facility totaled $3.1 million and we had $196.9 million available for borrowing under the Revolving Credit Facility at June 30, 2018.

In connection with the Repricing Amendment, we incurred debt issuance costs of $2.1 million, of which $0.1 million was expensed immediately. We recorded $1.0 million and $0.8 million of debt issuance cost amortization for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.

Capital Expenditures

We have significant ongoing capital expenditure requirements. In addition, we expect to spend up to $50 million during 2018 and 2019, in addition to the $10 million spent in 2017, to enhance the acquired NewWave systems by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding to enable a 1 Gbps download speed product launch, converting back office functions such as billing, accounting and service provisioning and migrating products to legacy Cable One platforms. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

We have adopted capital expenditure disclosure guidance as supported by the NCTA. These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of capital expenditures reported in this Quarterly Report on Form 10-Q are calculated in accordance with NCTA disclosure guidelines.

The following table presents our capital expenditures by category in accordance with NCTA disclosure guidelines for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Customer premise equipment	$26,275	$13,941
Commercial	3,750	4,347
Scalable infrastructure	18,880	16,872
Line extensions	7,309	6,149
Upgrade/rebuild	9,856	10,239
Support capital	24,798	24,882
Total	$90,868	$76,430

Contractual Obligations and Contingent Commitments

The following is a summary of our outstanding contractual obligations as of June 30, 2018 (in thousands):

Year ending December 31,	Programming Purchase Commitments (1)	Operating Lease Payments	Debt Payments (2)	Other Purchase Obligations (3)	Total
2018 (remaining six months)	$111,655	$948	$8,758	$13,239	$134,600
2019	167,592	1,477	20,642	17,552	207,263
2020	100,832	1,055	26,892	12,433	141,212
2021	32,739	763	30,017	7,256	70,775
2022	410	355	180,017	2,070	182,852
Thereafter	-	472	922,683	4,559	927,714
Total	$413,228	$5,070	$1,189,009	$57,109	$1,664,416

_________

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on tier placement as of June 30, 2018 and the estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the amounts shown.

(2)	Debt payments include principal repayment obligations as defined by the agreements described in the Financing Activity section and for capital lease payment obligations.
(3)

Other purchase obligations includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown. Any amounts for which we are liable under purchase orders are included within accounts payable and accrued liabilities in our condensed consolidated balance sheet.

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice, and thus are not included in the table above. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $2.2 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and $4.4 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively.

●

We pay fees to franchise authorities under multi-year franchise agreements based on a percentage of revenues generated from video service each year. Franchise fees and other franchise-related costs included in both revenues and operating expenses within the condensed consolidated statements of operations and comprehensive income were $4.1 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively, and $8.2 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $12.2 million and $12.0 million as of June 30, 2018 and December 31, 2017, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

Off-Balance Sheet Arrangements

With the exception of the items discussed within the preceding “Contractual Obligations and Contingent Commitments” section, we do not have any off-balance sheet arrangements or financing arrangements with special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. With the exception of changes to our revenue recognition accounting policy due to the adoption of the new revenue recognition standard effective January 1, 2018 discussed in note 1 of the notes to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policy and estimate disclosures described in our 2017 Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain or loss arising from changes in market rates and prices, such as interest rates. There have been no material changes to the market risk disclosures described in the 2017 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2018, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 because of the material weakness in the Company’s internal control over financial reporting described below.

During the second quarter of 2018, the Company identified a material weakness in the Company’s internal controls over the NewWave billing system inherited as a result of the NewWave acquisition (the “NewWave billing system”). Specifically, the Company did not maintain effective access and change management controls to ensure that only authorized users had access to the NewWave billing system and underlying financial data and all changes to the system were authorized.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The identified deficiencies did not result in a misstatement to the Company’s consolidated financial statements or disclosures; however, the deficiencies, when aggregated, could result in misstatements of certain account balances (such as NewWave revenues, accounts receivables and deferred revenues) or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As previously disclosed, the Company is integrating NewWave billing activities into its billing system and eliminating the NewWave billing system. The Company is targeting to complete the conversion of the NewWave billing system, which will remediate the material weakness described above, by the end of 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2018 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2018 (2)	6,280	$685.98	6,277	$170,127
May 1 to 31, 2018	17,464	$647.60	17,464	$158,817
June 1 to 30, 2018	6,976	$665.99	6,976	$154,171
Total	30,720	$659.62	30,717	$154,171

_________

(1)

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock), which was announced on August 7, 2015. The authorization does not have an expiration date. Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases is based on a number of factors, including share price and business and market conditions.

(2)

Includes three shares withheld from an employee to satisfy estimated tax withholding obligations in connection with vesting of restricted stock under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the vesting date.

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

Date: August 9, 2018

By:	/s/ Kevin P. Coyle
	Name:	Kevin P. Coyle
	Title:	Senior Vice President and Chief Financial Officer

Date: August 9, 2018