Form 10-Q
period 2018-09-30
Cable One, Inc.
filed 2018-11-08
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36863

___________

Cable One, Inc.

(Exact name of registrant as specified in its charter)

___________

Delaware	13-3060083
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 E. Earll Drive, Phoenix, Arizona	85012
(Address of Principal Executive Offices)	(Zip Code)

(602) 364-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of November 2, 2018
Common stock, par value $0.01	5,703,524

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value and share data)	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$236,901	$161,752
Accounts receivable, net	28,168	29,930
Income taxes receivable	8,566	21,331
Prepaid and other current assets	16,694	10,898
Total Current Assets	290,329	223,911
Property, plant and equipment, net	837,206	831,892
Intangible assets, net	956,832	965,745
Goodwill	172,129	172,129
Other noncurrent assets	11,452	10,955
Total Assets	$2,267,948	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$101,565	$117,855
Deferred revenue	18,681	15,008
Current portion of long-term debt	19,063	14,375
Total Current Liabilities	139,309	147,238
Long-term debt	1,147,048	1,160,682
Deferred income taxes	225,780	207,154
Other noncurrent liabilities	10,476	13,111
Total Liabilities	1,522,613	1,528,185

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,705,059 and 5,731,442 shares outstanding as of September 30, 2018 and December 31, 2017, respectively)	59	59
Additional paid-in capital	35,674	28,412
Retained earnings	819,687	728,386
Accumulated other comprehensive loss	(350)	(352)
Treasury stock, at cost (182,840 and 156,457 shares held as of September 30, 2018 and December 31, 2017, respectively)	(109,735)	(80,058)
Total Stockholders' Equity	745,335	676,447
Total Liabilities and Stockholders' Equity	$2,267,948	$2,204,632

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share and share data)	2018	2017	2018	2017
Revenues	$268,268	$253,833	$802,443	$702,258
Costs and expenses
Operating (excluding depreciation and amortization)	91,956	91,894	278,478	245,026
Selling, general and administrative	59,439	51,806	164,584	149,156
Depreciation and amortization	50,414	46,712	148,225	134,270
(Gain) loss on asset disposals, net	3,140	2,506	12,508	(3,180)
Total costs and expenses	204,949	192,918	603,795	525,272
Income from operations	63,319	60,915	198,648	176,986
Interest expense	(15,460)	(14,019)	(45,136)	(33,408)
Other income, net	1,503	278	3,002	243
Income before income taxes	49,362	47,174	156,514	143,821
Income tax provision	11,048	16,269	33,762	52,943
Net income	$38,314	$30,905	$122,752	$90,878

Net income per common share:
Basic	$6.75	$5.44	$21.58	$16.00
Diluted	$6.70	$5.37	$21.44	$15.82
Weighted average common shares outstanding:
Basic	5,674,224	5,680,600	5,687,849	5,678,485
Diluted	5,717,575	5,753,910	5,725,520	5,745,783

Other comprehensive income, net of tax	1	1	2	5
Comprehensive income	$38,315	$30,906	$122,754	$90,883

Dividends declared per common share	$2.00	$1.75	$5.50	$4.75

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional		Treasury	Other	Total
	Common Stock		Paid-In	Retained	Stock,	Comprehensive	Stockholders’
(in thousands, except per share and share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2017	5,731,442	$59	$28,412	$728,386	$(80,058)	$(352)	$676,447
Net income	-	-	-	122,752	-	-	122,752
Changes in pension, net of tax	-	-	-	-	-	2	2
Equity-based compensation	-	-	7,262	-	-	-	7,262
Issuance of equity awards, net of forfeitures	17,635	-	-	-	-	-	-
Repurchases of common stock	(34,028)	-	-	-	(22,556)	-	(22,556)
Withholding tax for equity awards	(9,990)	-	-	-	(7,121)	-	(7,121)
Dividends paid to stockholders ($5.50 per common share)	-	-	-	(31,451)	-	-	(31,451)
Balance at September 30, 2018	5,705,059	$59	$35,674	$819,687	$(109,735)	$(350)	$745,335

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$122,752	$90,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,225	134,270
Amortization of debt issuance cost	3,088	2,183
Equity-based compensation	7,262	7,921
Write-off of debt issuance costs	110	613
Increase in deferred income taxes	18,626	9,820
(Gain) loss on asset disposals, net	12,508	(3,180)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	1,762	(6,009)
(Increase) decrease in income taxes receivable	12,765	(13,580)
(Increase) decrease in prepaid and other current assets	(5,796)	884
Decrease in accounts payable and accrued liabilities	(14,437)	(6,618)
Increase in deferred revenue	3,673	119
Change in other noncurrent assets and liabilities, net	(2,921)	2,487
Net cash provided by operating activities	307,617	219,788

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(727,947)
Capital expenditures	(159,170)	(128,830)
Increase (decrease) in accrued expenses related to capital expenditures	1,740	1,982
Proceeds from sales of property, plant and equipment	1,827	11,334
Net cash used in investing activities	(155,603)	(843,461)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	750,000
Payment of debt issuance costs	(2,131)	(15,224)
Payments on long-term debt	(10,013)	(97,825)
Repurchases of common stock	(22,556)	(399)
Payment of withholding tax for equity awards	(7,121)	(2,531)
Dividends paid to stockholders	(31,451)	(27,188)
Decrease in cash overdraft	(3,593)	(2,499)
Net cash provided by (used in) financing activities	(76,865)	604,334

Increase (decrease) in cash and cash equivalents	75,149	(19,339)
Cash and cash equivalents, beginning of period	161,752	138,040
Cash and cash equivalents, end of period	$236,901	$118,701

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$35,571	$20,437
Cash paid for income taxes, net of refunds received	$2,366	$57,397

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc. (“Cable One”) owns and operates cable systems that provide data, video and voice services to residential and commercial subscribers in 21 Western, Midwestern and Southern states of the United States. As of September 30, 2018, Cable One provided service to 801,179 residential and business customers, of which 660,799 subscribed to data services, 328,921 subscribed to video services and 127,972 subscribed to voice services.

On May 1, 2017, Cable One completed the acquisition of all the outstanding equity interests of RBI Holding LLC (“NewWave”), which became a wholly owned subsidiary of Cable One. Refer to note 4 for details on the transaction and note 8 for details on the related financing.

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc. and its wholly owned subsidiaries.

Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”).

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

Recently Issued But Not Yet Adopted Accounting Pronouncements. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The update specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and may be adopted either retrospectively or prospectively. The Company is currently evaluating the timing and method of adoption, as well as the expected impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to recognize an allowance for expected lifetime credit losses through earnings concurrent with the recognition of a financial asset measured at amortized cost. The estimate of expected credit losses is required to be adjusted each reporting period over the life of the financial asset. The update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted after December 15, 2018, and requires a modified retrospective adoption approach. The Company does not expect ASU 2016-13 to have a material impact on its consolidated financial statements upon adoption, but it may have an impact in the future.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record most of their leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The Company will be required to classify each separate lease component as an operating or finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for both operating and finance leases, however, expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases while finance leases will reflect a front-loaded expense pattern similar to current capital leases. The Company has identified several different categories of leases, such as buildings, land, towers, fiber and colocation sites. Various other categories have been or are currently being evaluated as to whether an actual or embedded lease exists. The Company’s adoption process of ASU 2016-02 is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, implementing a selected technology solution and collecting and validating lease data. The Company will adopt the updated accounting guidance in the first quarter of 2019.

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

The Company estimates that the change in principle resulted in a decrease in operating expenses (excluding depreciation and amortization) of approximately $4.3 million and $3.8 million, a decrease in selling, general and administrative expenses of approximately $0.1 million and $0.1 million and an increase in depreciation and amortization expense of $0.8 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, compared to the results under the prior principle. The Company estimates that the change in principle resulted in a decrease in operating expenses (excluding depreciation and amortization) of approximately $11.8 million and $11.5 million, a decrease in selling, general and administrative expenses of approximately $0.2 million and $0.2 million and an increase in depreciation and amortization expense of $2.2 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, compared to the results under the prior principle.

Although the Company determined the error to be immaterial to its previously issued financial statements, the cumulative effect of the error would have been material if corrected in 2017. Therefore, as disclosed in the 2017 Form 10-K, the Company revised its historical consolidated financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. In connection with this revision, the Company also corrected for other previously identified immaterial errors. The condensed consolidated financial statements for the three and nine months ended September 30, 2017 included in this Quarterly Report on Form 10-Q have been similarly revised to reflect the correction of these errors and should be read in conjunction with note 2 and note 17 in the 2017 Form 10-K.

The following tables present the effect of the revision on the condensed consolidated financial statements for the three and nine months ended September 30, 2017 (in thousands, except per share data):

	Three Months Ended September 30, 2017
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Costs and expenses
Depreciation and amortization	$45,580	$1,132	$46,712
Total costs and expenses	191,948	1,132	193,080
Income from operations	61,898	(1,132)	60,766
Income before income taxes	48,157	(1,132)	47,025
Income tax provision	16,643	(430)	16,213
Net income	$31,514	$(702)	$30,812

Net income per common share:
Basic	$5.55	$(0.13)	$5.42
Diluted	$5.48	$(0.13)	$5.35

Comprehensive income	$31,515	$(702)	$30,813

	Nine Months Ended September 30, 2017
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Costs and expenses
Selling, general and administrative	$148,695	$523	$149,218
Depreciation and amortization	130,875	3,395	134,270
Total costs and expenses	521,416	3,918	525,334
Income from operations	180,899	(3,918)	176,981
Income before income taxes	147,734	(3,918)	143,816
Income tax provision	54,430	(1,489)	52,941
Net income	$93,304	$(2,429)	$90,875

Net income per common share:
Basic	$16.43	$(0.43)	$16.00
Diluted	$16.24	$(0.42)	$15.82

Comprehensive income	$93,309	$(2,429)	$90,880

Condensed Consolidated Statement of Cash Flows Information
Net income	$93,304	$(2,429)	$90,875
Depreciation and amortization	130,875	3,395	134,270
Increase in deferred income taxes	11,307	(1,489)	9,818
Increase in accounts receivable, net	(6,532)	523	(6,009)
Net cash provided by operating activities	$219,788	$-	$219,788

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

	December 31, 2017
	As Reported	ASC 606 Adjustment	As Recasted
Condensed Consolidated Balance Sheet Information
Assets
Current Assets:
Accounts receivable, net	$51,141	$(21,211)	$29,930
Prepaid and other current assets	8,160	2,738	10,898
Total Current Assets	242,384	(18,473)	223,911
Other noncurrent assets	6,179	4,776	10,955
Total Assets	$2,218,329	$(13,697)	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$117,963	$(108)	$117,855
Deferred revenue	38,266	(23,258)	15,008
Total Current Liabilities	170,604	(23,366)	147,238
Deferred income taxes	205,636	1,518	207,154
Other noncurrent liabilities	9,991	3,120	13,111
Total Liabilities	1,546,913	(18,728)	1,528,185

Stockholders' Equity
Retained earnings	723,354	5,032	728,386
Total Stockholders' Equity	671,416	5,031	676,447
Total Liabilities and Stockholders' Equity	$2,218,329	$(13,697)	$2,204,632

	Three Months Ended September 30, 2017
	As Reported / Revised (1)	ASC 606 Adjustment	As Recasted
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Revenues	$253,846	$(13)	$253,833
Costs and expenses
Selling, general and administrative	51,968	(162)	51,806
Total costs and expenses	193,080	(162)	192,918
Income from operations	60,766	149	60,915
Income before income taxes	47,025	149	47,174
Income tax provision	16,213	56	16,269
Net income	$30,812	$93	$30,905

Net income per common share:
Basic	$5.42	$0.02	$5.44
Diluted	$5.35	$0.02	$5.37

Comprehensive income	$30,813	$93	$30,906

(1) Refer to note 2 for details regarding the revision.

	Nine Months Ended September 30, 2017
	As Reported/ Revised (1)	ASC 606 Adjustment	As Recasted
Condensed Consolidated Statement of Operations and Comprehensive Income Information
Revenues	$702,315	$(57)	$702,258
Costs and expenses
Selling, general and administrative	149,218	(62)	149,156
Total costs and expenses	525,334	(62)	525,272
Income from operations	176,981	5	176,986
Income before income taxes	143,816	5	143,821
Income tax provision	52,941	2	52,943
Net income	$90,875	$3	$90,878

Net income per common share:
Basic	$16.00	$-	$16.00
Diluted	$15.82	$-	$15.82

Comprehensive income	$90,880	$3	$90,883

Condensed Consolidated Statement of Cash Flows Information
Net income	$90,875	$3	$90,878
Increase in deferred income taxes	9,818	2	9,820
Increase in deferred revenue	452	(333)	119
Change in other noncurrent assets and liabilities, net	2,159	328	2,487
Net cash provided by operating activities	$219,788	$-	$219,788

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

4.         NEWWAVE ACQUISITION

On May 1, 2017, the Company acquired all the outstanding equity interests in NewWave for $740.2 million in cash on a debt-free basis. Refer to note 8 for details regarding the financing of the transaction. NewWave was a cable operator providing data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. Cable One and NewWave shared similar strategies, customer demographics, and products. Accordingly, the acquisition of NewWave offers the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies.

The following table summarizes the allocation of the purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2017 (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$12,220
Accounts receivable	15,027
Prepaid and other current assets	2,286
Property, plant and equipment	192,234
Intangible assets	476,300
Other noncurrent assets	1,184
Total Assets Acquired	699,251

Liabilities Assumed
Accounts payable and accrued liabilities	25,125
Deferred revenue	14,516
Deferred income taxes	6,644
Total Liabilities Assumed	46,285

Net Assets Acquired	652,966
Purchase price consideration	740,166
Goodwill Recognized	$87,200

The measurement period ended on April 30, 2018 and no measurement period adjustments were recorded during 2018.

5.        REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Residential
Data	$124,089	$109,781	$366,418	$303,799
Video	84,570	88,601	260,788	245,928
Voice	10,169	11,265	31,345	32,549
Business services	39,581	35,156	115,757	94,616
Advertising sales	6,288	5,885	17,445	17,477
Other	3,571	3,145	10,690	7,889
Total revenues	$268,268	$253,833	$802,443	$702,258

Fees imposed on the Company by various governmental authorities are passed through monthly to the Company’s customers and are periodically remitted to authorities. These fees were $4.0 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $12.1 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively. Further, as the Company acts as principal, these fees are reported in video revenues on a gross basis with corresponding expenses included within operating expenses in the condensed consolidated statements of operations and comprehensive income.

Other revenues are comprised primarily of customer late charges and reconnect fees.

A significant portion of the Company’s revenues are derived from customers who may cancel their subscriptions at any time without penalty. As such, the amount of deferred revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from the Company’s existing customers. Revenues from customers with contractually specified terms and non-cancelable service periods are recognized over the terms of the underlying contracts, which generally range from one to five years.

Contract Costs. The Company capitalizes the incremental costs incurred in obtaining customers, such as commission costs and certain third-party costs. Commission expense is recognized using a portfolio approach over the calculated average residential and business customer tenure. Deferred commissions totaled $7.7 million and $7.5 million as of September 30, 2018 and December 31, 2017, respectively, and were included within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Commission amortization expense was $1.0 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $2.7 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Deferred commissions of $2.8 million included within prepaid and other current assets in the condensed consolidated balance sheet as of September 30, 2018 are expected to be amortized over the next 12 months.

Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $18.7 million and $15.0 million as of September 30, 2018 and December 31, 2017, respectively. Nearly all of the deferred revenue liabilities existing at December 31, 2017 were recognized within revenues in the condensed consolidated statement of operations and comprehensive income during the nine months ended September 30, 2018. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $2.7 million and $3.1 million as of September 30, 2018 and December 31, 2017, respectively, and were included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

6.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Cable distribution systems	$1,387,189	$1,329,451
Customer premise equipment	215,859	200,175
Other equipment and fixtures	393,926	378,968
Buildings and leasehold improvements	98,798	95,314
Capitalized software	95,661	89,773
Construction in progress	74,168	67,564
Land	11,946	11,585
Property, plant and equipment, gross	2,277,547	2,172,830
Less: Accumulated depreciation	(1,440,341)	(1,340,938)
Property, plant and equipment, net	$837,206	$831,892

Depreciation expense was $47.4 million and $43.6 million for the three months ended September 30, 2018 and 2017, respectively, and $139.5 million and $129.0 million for the nine months ended September 30, 2018 and 2017, respectively.

In January 2017, a portion of the Company's previous headquarters building and adjoining property was sold for $10.1 million in gross proceeds and the Company recognized a related gain of $6.6 million. The remaining property’s carrying value of $4.6 million is included within other noncurrent assets in the condensed consolidated balance sheets as assets held for sale at both September 30, 2018 and December 31, 2017.

7.        GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at both September 30, 2018 and December 31, 2017 was $172.1 million and reflected $87.2 million of goodwill associated with the NewWave acquisition. The Company has not historically recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				September 30, 2018
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	-	25	$2,931	$2,889	$42
Customer relationships		14		158,095	14,286	143,809
Trademarks and trade names		2.7		1,219	609	610
Total Finite-Lived Intangible Assets				$162,245	$17,784	$144,461

Indefinite-Lived Intangible Assets
Franchise agreements				$812,371

				December 31, 2017
	Useful			Gross		Net
	Life			Carrying	Accumulated	Carrying
	Range (years)			Amount	Amortization	Amount
Finite-Lived Intangible Assets
Cable franchise renewals and access rights	1	-	25	$4,138	$3,886	$252
Customer relationships		14		160,000	7,619	152,381
Trademarks and trade names		2.7		1,300	325	975
Total Finite-Lived Intangible Assets				$165,438	$11,830	$153,608

Indefinite-Lived Intangible Assets
Franchise agreements				$812,137

Intangible asset amortization expense was $3.0 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and $8.7 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the future amortization of intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining three months)	$2,981
2019	11,925
2020	11,437
2021	11,436
2022	11,433
Thereafter	95,249
Total	$144,461

Actual amortization expense in future periods may differ from the amounts above as a result of new intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.        LONG-TERM DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Notes (as defined below)	$450,000	$450,000
Senior Credit Facilities (as defined below)	734,375	744,375
Capital lease obligation	255	267
Total debt	1,184,630	1,194,642
Less unamortized debt issuance costs	(18,519)	(19,585)
Less current portion	(19,063)	(14,375)
Total long-term debt	$1,147,048	$1,160,682

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

The Company was in compliance with all debt covenants as of September 30, 2018.

As of September 30, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $240.6 million and $493.8 million, respectively, and each bore interest at a rate of 4.14% per annum. Letter of credit issuances under the Revolving Credit Facility totaled $4.1 million and the Company had $195.9 million available for borrowing under the Revolving Credit Facility at September 30, 2018.

In connection with the Repricing Amendment, the Company incurred debt issuance costs of $2.1 million, of which $0.1 million was expensed immediately. The Company recorded $1.1 million and $1.0 million of debt issuance cost amortization for the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included within interest expense in the condensed consolidated statements of operations and comprehensive income.

As of September 30, 2018, the future maturities of long-term debt were as follows (in thousands):

Year Ending December 31,	Amount
2018 (remaining three months)	$4,379
2019	20,642
2020	26,892
2021	30,017
2022	630,017
Thereafter	472,683
Total	$1,184,630

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

Financial Assets and Liabilities. The Company has estimated the fair value of its financial instruments as of September 30, 2018 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in the condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts, fair values and related fair value hierarchies of the Company’s financial assets and liabilities were as follows (in thousands):

	September 30, 2018
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$38,518	$38,518	Level 1
Commercial paper	$174,623	$174,543	Level 2
Liabilities:
Long-term debt, including current portion:
Notes	$450,000	$458,438	Level 2
Senior Credit Facilities	$734,375	$734,375	-

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

The Company’s deferred compensation liability was $3.1 million and $20.2 million at September 30, 2018 and December 31, 2017, respectively. The current portion of this liability is included within accounts payable and accrued liabilities and the noncurrent portion is included within other noncurrent liabilities in the condensed consolidated balance sheets. The majority of the balance at December 31, 2017 was paid out during the third quarter of 2018. This liability represents the market value of participant balances in a notional investment account that is comprised primarily of mutual funds, whose value is based on observable market prices. However, since the deferred compensation liability is not exchanged in an active market, it is classified as Level 2 in the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. However, such assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the nine months ended September 30, 2018 or 2017.

10.       TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through September 30, 2018, the Company had repurchased 199,861 shares of its common stock at an aggregate cost of $95.8 million. During the nine months ended September 30, 2018, the Company repurchased 34,028 shares at an aggregate cost of $22.6 million. No shares were repurchased during the three months ended September 30, 2018.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock with a fair market value equal to the applicable statutory minimum amount of employee withholding taxes due are withheld by the Company upon vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted during the three and nine months ended September 30, 2018 were $0.2 million and $7.1 million, for which the Company withheld 220 and 9,990 shares of common stock, respectively. Treasury shares of 182,840 held at September 30, 2018 include such shares withheld for withholding tax.

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

The 2015 Plan provides, that, subject to certain adjustments for specified corporate events, the maximum number of shares of common stock that may be issued under the 2015 Plan is 334,870. At September 30, 2018, 251,517 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity-based awards is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense was $2.4 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively, and $7.3 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $2.9 million related to equity-based awards during the nine months ended September 30, 2018. The deferred tax asset related to all outstanding equity-based awards was $3.7 million as of September 30, 2018.

Restricted Stock Awards. Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity during the nine months ended September 30, 2018 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2017	51,290	$472.89
Granted	14,954	$693.50
Forfeited	(1,599)	$624.53
Vested and issued	(24,962)	$396.30
Outstanding as of September 30, 2018	39,683	$598.13

Vested and unissued as of September 30, 2018	4,141	$493.69

Equity-based compensation expense for restricted stock was $1.5 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and $4.5 million and $5.5 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $9.0 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.

Stock Appreciation Rights. A summary of SAR activity during the nine months ended September 30, 2018 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	102,458	$477.62	$100.91	$23,173	8.1
Granted	16,000	$704.90	$169.91	$-	9.3
Exercised	(17,737)	$433.15	$89.68
Forfeited	(3,864)	$422.31	$87.22
Outstanding as of September 30, 2018	96,857	$525.51	$114.91	$34,684	7.3

Vested and exercisable as of September 30, 2018	35,358	$455.77	$95.70	$15,128	6.6

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the nine months ended September 30, 2018 were as follows:

2018
Expected volatility	22.47%
Risk-free interest rate	2.39%
Expected term (in years)	6.25
Expected dividend yield	0.99%

Equity-based compensation expense for SARs was $0.9 million for both the three months ended September 30, 2018 and 2017 and $2.8 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $6.4 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.3 years.

12.       INCOME TAXES

The Company’s effective tax rate was 22.4% and 34.5% for the three months ended September 30, 2018 and 2017, respectively, and 21.6% and 36.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the same quarter in the prior year primarily relates to a reduction in the Federal corporate income tax rate from 35% to 21% as a result of the 2017 Federal tax reform legislation and $1.3 million of income tax benefits attributable to state effective tax rate changes recorded during the three months ended September 30, 2018. The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the prior year period was further impacted by $2.9 million of income tax benefits attributable to equity-based compensation awards recorded during the nine months ended September 30, 2018.

The Company recognized the income tax effects of the 2017 Federal tax reform legislation in its consolidated financial statements included in the 2017 Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740 – Income Taxes. As such, the Company’s financial results for 2017 reflected the income tax effects of the 2017 Federal tax reform legislation for which the accounting under ASC 740 was complete as well as provisional amounts for those specific income tax effects of the 2017 Federal tax reform legislation for which the accounting under ASC 740 was incomplete but a reasonable estimate could be determined. The Company has recognized the provisional tax impacts related to acceleration of depreciation and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements included in the 2017 Form 10-K. The accounting was completed when the Company’s 2017 Federal corporate income tax return was filed in October 2018.

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

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$38,314	$30,905	$122,752	$90,878
Denominator:
Weighted average common shares outstanding - basic	5,674,224	5,680,600	5,687,849	5,678,485
Effect of dilutive equity awards (1)	43,351	73,310	37,671	67,298
Weighted average common shares outstanding - diluted	5,717,575	5,753,910	5,725,520	5,745,783

Net income per common share:
Basic	$6.75	$5.44	$21.58	$16.00
Diluted	$6.70	$5.37	$21.44	$15.82

(1)

Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive equity-based awards totaled 1,589 and 2,669 for the three months ended September 30, 2018 and 2017, respectively, and 2,029 and 2,354 for the nine months ended September 30, 2018 and 2017, respectively.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about the cable industry and our business, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the acquisition of NewWave;
●	our ability to integrate NewWave’s operations into our own in an efficient and effective manner;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any new significant acquisitions by us;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees;
●	changing and additional regulation of our data, video and voice services, including legislative and regulatory efforts to impose new legal requirements on our data services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our indebtedness on our business, financial condition or results of operations and cash flows;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers;
●	changes in our estimates of the impact of the 2017 Federal tax reform legislation;
●	changes in GAAP or other applicable accounting policies;
●

the outcome of our efforts to complete the remediation of the material weakness in our internal control over financial reporting related to the NewWave billing system (as defined below) by the end of 2018; and

●	the other risks and uncertainties detailed in the section titled “Risk Factors” in our 2017 Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2017 Form 10-K. Our results of operations for the three and nine months ended September 30, 2018 may not be indicative of our future results.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 77% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We are among the 10 largest cable system operators in the United States based on customers and revenues in 2017, providing service to 801,179 residential and business customers out of approximately 2.1 million homes passed as of September 30, 2018. Of these customers, 660,799 subscribed to data services, 328,921 subscribed to video services and 127,972 subscribed to voice services.

We generate substantially all our revenues through five primary products. Ranked by share of our total revenues through the first nine months of 2018, they are residential data (45.7%), residential video (32.5%), business services (data, voice and video – 14.4%), residential voice (3.9%) and advertising sales (2.2%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to differences in competition, product maturity and relative costs.

On May 1, 2017, we completed the acquisition of all the outstanding equity interests of NewWave. We paid a purchase price of $740.2 million in cash on a debt-free basis, subject to customary post-closing adjustments. Our results of operations for the nine months ended September 30, 2018 include the full impact of NewWave operations, while our comparable results for 2017 include only five months of NewWave operations, as the acquisition was not completed until May 1, 2017.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall primary service units (“PSUs”). Accordingly, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering. Since 2012, we have adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services in addition to, or instead of, residential voice service. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing and maintaining our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected lifetime value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins (refer to the section entitled “Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure).

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

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the FCC used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”), which imposed on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed and prescribes certain additional disclosure requirements. The Order was upheld in the courts, but in September 2017, several parties, including the American Cable Association and NCTA – The Internet & Television Association (the “NCTA”), filed petitions for certiorari with the U.S. Supreme Court. The FCC filed its response on August 2, 2018 and other parties filed responses on various dates in September 2018. On November 5, 2018, the U.S. Supreme Court denied the petitions. However, in December 2017, the FCC rescinded the majority of the open internet rules previously adopted in the Order, with the exception of the disclosure requirements. Several parties have challenged the FCC’s new rules in Federal courts, and those appeals are pending. Congress and numerous states also have proposed legislation regarding net neutrality. Several states, including Oregon and Washington, have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. The U.S. Department of Justice recently challenged California’s net neutrality law in Federal court. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress, at the state level or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress, the states or the courts may affect our operations or impose costs on our business.

Results of Operations

Revision of Previously Issued Financial Statements and Adoption of Revenue Recognition Standard

In conjunction with the error correction in the fourth quarter of 2017 associated with our historical accounting for certain categories of internal labor and related costs, we revised our historical consolidated financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes. As a result, the financial statements for the three and nine months ended September 30, 2017 have been revised to reflect the error correction. Refer to note 2 to the condensed consolidated financial statements for additional details.

Further, we adopted the revenue recognition standard, ASC 606 - Revenue from Contracts with Customers, effective January 1, 2018, using the full retrospective method. The adoption resulted in the deferral of all business installation revenues and residential and business customer acquisition costs, to be recognized over a period of time, instead of immediately. The financial statements for the three and nine months ended September 30, 2017 have been recasted to reflect the impact of the revenue recognition standard adoption. Refer to note 3 to the condensed consolidated financial statements for additional details.

PSU and Customer Counts

During the 12 months ended September 30, 2018, our total PSUs decreased 26,189, or 2.3%, compared to our total PSUs as of September 30, 2017. Residential data PSUs and business services PSUs increased 16,491 and 8,468, respectively, while residential video PSUs and residential voice PSUs decreased 41,296 and 9,852, respectively. Our total customer relationships increased 5,069, or 0.6%, year-over-year, with a 5,916 increase in business customer relationships being partially offset by an 847 decrease in residential customer relationships.

The following table provides an overview of selected customer data for the time periods specified:

	As of September 30,		Annual Net Gain/(Loss)
	2018	2017	Change	% Change
Residential data PSUs	598,001	581,510	16,491	2.8
Residential video PSUs (1)	312,564	353,860	(41,296)	(11.7)
Residential voice PSUs	101,443	111,295	(9,852)	(8.9)
Total residential PSUs	1,012,008	1,046,665	(34,657)	(3.3)

Business data PSUs (2)	62,798	56,143	6,655	11.9
Business video PSUs	16,357	16,853	(496)	(2.9)
Business voice PSUs (3)	26,529	24,220	2,309	9.5
Total business services PSUs	105,684	97,216	8,468	8.7

Total PSUs	1,117,692	1,143,881	(26,189)	(2.3)

Total residential customer relationships	730,252	731,099	(847)	(0.1)
Total business customer relationships	70,927	65,011	5,916	9.1
Total customer relationships	801,179	796,110	5,069	0.6

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

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Revenues

Revenues increased $14.4 million, or 5.7%, due primarily to increases in residential data and business services revenues of $14.3 million and $4.4 million, respectively. The increase was the result of organic growth in our higher margin product lines of residential data and business services, partially offset by decreases in residential video and residential voice revenues.

Revenues by service offering were as follows for the three months ended September 30, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$124,089	46.3	$109,781	43.2	$14,308	13.0
Residential video	84,570	31.5	88,601	34.9	(4,031)	(4.5)
Residential voice	10,169	3.8	11,265	4.4	(1,096)	(9.7)
Business services	39,581	14.8	35,156	13.9	4,425	12.6
Advertising sales	6,288	2.3	5,885	2.3	403	6.8
Other	3,571	1.3	3,145	1.3	426	13.5
Total revenues	$268,268	100.0	$253,833	100.0	$14,435	5.7

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$68.83	$62.49	$6.34	10.1
Residential video (1)	$88.44	$81.96	$6.48	7.9
Residential voice (1)	$32.95	$33.26	$(0.31)	(0.9)
Business services (2)	$185.32	$180.13	$5.19	2.9

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

Residential data service revenues increased $14.3 million, or 13.0%, as a result of organic subscriber growth, a modem rental rate adjustment in the first quarter of 2018, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $4.0 million, or 4.5%, due primarily to an 11.7% year-over-year decrease in residential video subscribers, partially offset by a broadcast television surcharge increase implemented in the first quarter of 2018.

Residential voice service revenues decreased $1.1 million, or 9.7%, due primarily to an 8.9% year-over-year decrease in residential voice subscribers.

Business services revenues increased $4.4 million, or 12.6%, due primarily to growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2018. Total business customer relationships increased 9.1% year-over-year.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $92.0 million in the third quarter of 2018 and increased $0.1 million, or 0.1%, compared to the third quarter of 2017. Operating expenses as a percentage of revenues were 34.3% for the third quarter of 2018 compared to 36.2% for the year-ago quarter.

Selling, general and administrative expenses were $59.4 million for the third quarter of 2018 and increased $7.6 million, or 14.7%, compared to the third quarter of 2017. The increase was primarily attributable to higher marketing expenses of $3.9 million, system conversion costs of $1.7 million, higher net compensation expenses of $0.8 million and higher insurance expenses of $0.8 million. Selling, general and administrative expenses as a percentage of revenues were 22.2% and 20.4% for the third quarter of 2018 and 2017, respectively.

Depreciation and amortization expense was $50.4 million for the third quarter of 2018 and increased $3.7 million, or 7.9%, compared to the third quarter of 2017. The increase was due primarily to new assets placed in service since the third quarter of 2017, partially offset by assets that became fully depreciated since the third quarter of 2017. As a percentage of revenues, depreciation and amortization expense was 18.8% for the third quarter of 2018 compared to 18.4% for the third quarter of 2017.

We recognized a $3.1 million net loss on asset disposals during the third quarter of 2018 compared to a $2.5 million net loss on asset disposals in the third quarter of 2017.

Interest Expense

Interest expense increased $1.4 million, or 10.3%, to $15.5 million, driven by an increase in interest rates year-over-year.

Income Tax Provision

The income tax provision decreased $5.2 million, or 32.1%. Our effective tax rate was 22.4% and 34.5% for the third quarter of 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to a reduction in the Federal corporate income tax rate from 35% to 21% as a result of the 2017 Federal tax reform legislation and $1.3 million of income tax benefits attributable to state effective tax rate changes recorded during the third quarter of 2018.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Revenues

Revenues increased $100.2 million, or 14.3%, due primarily to increases in residential data, business services and residential video revenues of $62.6 million, $21.1 million and $14.9 million, respectively. The increase was the result of organic growth in our higher margin product lines of residential data and business services and four additional months of NewWave operations.

Revenues by service offering were as follows for the nine months ended September 30, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$366,418	45.7	$303,799	43.3	$62,619	20.6
Residential video	260,788	32.5	245,928	35.0	14,860	6.0
Residential voice	31,345	3.9	32,549	4.6	(1,204)	(3.7)
Business services	115,757	14.4	94,616	13.5	21,141	22.3
Advertising sales	17,445	2.2	17,477	2.5	(32)	(0.2)
Other	10,690	1.3	7,889	1.1	2,801	35.5
Total revenues	$802,443	100.0	$702,258	100.0	$100,185	14.3

Average monthly revenue per unit for the indicated service offerings were as follows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$68.20	$63.25	$4.95	7.8
Residential video (1)	$87.80	$81.37	$6.43	7.9
Residential voice (1)	$32.90	$34.15	$(1.25)	(3.7)
Business services (2)	$185.10	$176.68	$8.42	4.8

(1)

Average monthly revenue per unit values represent the applicable year-to-date residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by nine, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated number of PSUs during such period.

(2)

Average monthly revenue per unit values represent year-to-date business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each period, divided by nine, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent business services revenues (excluding installation and activation fees) divided by the pro-rated number of business customer relationships during such period.

Revenues by service offering, excluding the impact of revenues related to legacy NewWave cable systems, were as follows for the nine months ended September 30, 2018 and 2017, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$308,729	47.0	$276,888	44.5	$31,841	11.5
Residential video	204,927	31.2	211,554	34.0	(6,627)	(3.1)
Residential voice	26,374	4.0	28,578	4.6	(2,204)	(7.7)
Business services	93,369	14.2	82,910	13.3	10,459	12.6
Advertising sales	16,465	2.5	16,817	2.7	(352)	(2.1)
Other	7,162	1.1	5,830	0.9	1,332	22.8
Total revenues	$657,026	100.0	$622,577	100.0	$34,449	5.5

Average monthly revenue per unit for the indicated service offerings, excluding the impact of revenues and customers related to legacy NewWave cable systems, were as follows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$70.30	$65.19	$5.11	7.8
Residential video (1)	$87.91	$80.94	$6.97	8.6
Residential voice (1)	$34.39	$33.96	$0.43	1.3
Business services (2)	$180.56	$172.44	$8.12	4.7

(1)

Average monthly revenue per unit values represent the applicable year-to-date residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by nine.

(2)

Average monthly revenue per unit values represent year-to-date business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each period, divided by nine.

Residential data service revenues increased $62.6 million, or 20.6%, as a result of organic subscriber growth, the NewWave operations, a modem rental rate adjustment in the first quarter of 2018, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $14.9 million, or 6.0%, due primarily to the NewWave operations and a broadcast television surcharge increase implemented in the first quarter of 2018, partially offset by an 11.7% year-over-year decrease in residential video subscribers.

Residential voice service revenues decreased $1.2 million, or 3.7%, due primarily to an 8.9% year-over-year decrease in residential voice subscribers, partially offset by an additional four months of NewWave operations.

Business services revenues increased $21.1 million, or 22.3%, due primarily to growth in our business data and voice services to small and medium-sized businesses and enterprise customers, the NewWave operations and a rate adjustment for business video customers in the first quarter of 2018. Total business customer relationships increased 9.1% year-over-year.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $278.5 million for the nine months ended September 30, 2018 and increased $33.5 million, or 13.7%, compared to the year ago period. Operating expenses as a percentage of revenues were 34.7% for the first three quarters of 2018 compared to 34.9% for the first three quarters of 2017. The increase in operating expenses attributable to the NewWave operations was $30.7 million. Excluding the expenses associated with the NewWave operations, operating expenses would have been $207.5 million for the nine months ended September 30, 2018, an increase of $2.7 million, or 1.3%, compared to the first three quarters of 2017. The increase was due primarily to higher repairs and maintenance costs of $1.6 million, programming costs of $0.6 million and contract labor costs of $0.5 million. Operating expenses as a percentage of revenues, excluding the impact of NewWave operations, would have been 31.6% for the nine months ended September 30, 2018 compared to 32.9% for the nine months ended September 30, 2017.

Selling, general and administrative expenses increased $15.4 million, or 10.3%, to $164.6 million. Selling, general and administrative expenses as a percentage of revenues were 20.5% and 21.2% for the nine months ended September 30, 2018 and 2017, respectively. The increase in selling, general and administrative expenses attributable to the NewWave operations was $11.9 million. Excluding the expenses associated with the NewWave operations, selling, general and administrative expenses would have increased $3.6 million, or 2.6%, to $142.0 million due primarily to higher marketing costs of $4.5 million, medical insurance expense of $3.0 million and hiring and training costs of $0.7 million, partially offset by lower acquisition-related costs of $5.2 million. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 21.6% for the nine months ended September 30, 2018 compared to 22.2% for the nine months ended September 30, 2017.

Depreciation and amortization expense increased $14.0 million, or 10.4%, including a $17.4 million increase attributable to the NewWave operations. The increase was due primarily to new assets placed in service since the third quarter of 2017, including property, plant and equipment and finite-lived intangible assets acquired as part of the NewWave acquisition, partially offset by assets that became fully depreciated since the third quarter of 2017. As a percentage of revenues, depreciation and amortization expense was 18.5% for the nine months ended September 30, 2018 compared to 19.1% for the nine months ended September 30, 2017.

We recognized a net loss on asset disposals of $12.5 million in the first three quarters of 2018. In the first three quarters of 2017, we recognized a net gain of $3.2 million on asset disposals, primarily due to a gain recognized on the sale of a portion of a non-operating property that included our previous headquarters building, net of an overall net loss on fixed asset disposals.

Interest Expense

Interest expense increased $11.7 million, or 35.1%, to $45.1 million due primarily to additional outstanding debt incurred on May 1, 2017 to finance the NewWave acquisition and an increase in interest rates year-over-year.

Income Tax Provision

The income tax provision decreased $19.2 million, or 36.2%. Our effective tax rate was 21.6% and 36.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate was due primarily to a reduction in the Federal corporate income tax rate, $2.9 million of income tax benefits attributable to equity-based compensation awards and $2.3 million of income tax benefits attributable to state effective tax rate changes recorded during the nine months ended September 30, 2018.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset disposals, system conversion costs, rebranding costs, other (income) expense and other unusual operating expenses, as provided in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

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

	Three Months Ended September 30,		2018 vs. 2017
(dollars in thousands)	2018	2017	$ Change	% Change
Net income	$38,314	$30,905	$7,409	24.0

Plus: Interest expense	15,460	14,019	1,441	10.3
Income tax provision	11,048	16,269	(5,221)	(32.1)
Depreciation and amortization	50,414	46,712	3,702	7.9
Equity-based compensation	2,418	3,076	(658)	(21.4)
Severance expense	1,111	350	761	217.4
Loss on deferred compensation	100	1,485	(1,385)	(93.3)
Acquisition-related costs	10	557	(547)	(98.2)
Loss on asset disposals, net	3,140	2,506	634	25.3
System conversion costs	1,735	-	1,735	NM
Rebranding costs	423	-	423	NM
Other income, net	(1,503)	(278)	(1,225)	NM

Adjusted EBITDA	$122,670	$115,601	$7,069	6.1

	Nine Months Ended September 30,		2018 vs. 2017
(dollars in thousands)	2018	2017	$ Change	% Change
Net income (1)	$122,752	$90,878	$31,874	35.1

Plus: Interest expense	45,136	33,408	11,728	35.1
Income tax provision	33,762	52,943	(19,181)	(36.2)
Depreciation and amortization	148,225	134,270	13,955	10.4
Equity-based compensation	7,262	7,921	(659)	(8.3)
Severance expense	1,618	3,141	(1,523)	(48.5)
Loss on deferred compensation	616	1,914	(1,298)	(67.8)
Acquisition-related costs	39	5,280	(5,241)	(99.3)
(Gain) loss on asset disposals, net	12,508	(3,180)	15,688	NM
System conversion costs	3,902	-	3,902	NM
Rebranding costs	423	-	423	NM
Other income, net	(3,002)	(243)	(2,759)	NM

Adjusted EBITDA (1)	$373,241	$326,332	$46,909	14.4

NM = Not meaningful.

(1) Net income and Adjusted EBITDA for the nine months ended September 30, 2018 include the full impact of NewWave operations, while net income and Adjusted EBITDA for the nine months ended September 30, 2017 include only five months of NewWave operations, as NewWave was not acquired until May 1, 2017.

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

During the first three quarters of 2018, our cash and cash equivalents increased $75.1 million. At September 30, 2018, we had $236.9 million of cash on hand compared to $161.8 million at December 31, 2017. Our working capital was $151.0 million and $76.7 million at September 30, 2018 and December 31, 2017, respectively.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$307,617	$219,788	$87,829	40.0
Net cash used in investing activities	(155,603)	(843,461)	687,858	(81.6)
Net cash provided by (used in) financing activities	(76,865)	604,334	(681,199)	(112.7)
Increase (decrease) in cash and cash equivalents	75,149	(19,339)	94,488	NM
Cash and cash equivalents, beginning of period	161,752	138,040	23,712	17.2
Cash and cash equivalents, end of period	$236,901	$118,701	$118,200	99.6

NM = Not meaningful.

Net cash provided by operating activities was $307.6 million and $219.8 million for the first three quarters of 2018 and 2017, respectively. The $87.8 million year-over-year increase was primarily attributable to an increase in Adjusted EBITDA of $46.9 million and a $55.0 million decrease in cash tax payments in 2018 compared to 2017, partially offset by a $15.5 million increase in cash paid for interest.

Net cash used in investing activities was $155.6 million and $843.5 million for the first three quarters of 2018 and 2017, respectively. The $687.9 million decrease in cash used from the prior year period was due primarily to the $727.9 million used to purchase NewWave in the prior year, partially offset by the receipt of $10.1 million of proceeds in 2017 from the sale of a non-operating property and a $30.6 million year-over-year increase in cash paid for capital expenditures primarily attributable to increased NewWave capital spending during 2018.

Net cash used in financing activities was $76.9 million for the first three quarters of 2018 compared to net cash provided by financing activities of $604.3 million for the first three quarters of 2017. The $681.2 million change in net cash flows from the prior year period was primarily a result of the NewWave financing transactions that took place in the second quarter of 2017, partially offset by a $22.2 million increase in year-over-year share repurchase activity and a $4.3 million increase in dividends paid to stockholders.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the third quarter of 2018, we have repurchased 199,861 shares of our common stock at an aggregate cost of $95.8 million. During the first two quarters of 2018, we repurchased 34,028 shares at an aggregate cost of $22.6 million. No shares were repurchased during the third quarter of 2018.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the third quarter of 2018, the Board approved a quarterly dividend of $2.00 per share of common stock, which was paid on September 7, 2018. On November 5, 2018, the Board approved a quarterly dividend of $2.00 per share of common stock to be paid on December 7, 2018 to holders of record as of November 20, 2018.

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

We were in compliance with all debt covenants as of September 30, 2018.

As of September 30, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $240.6 million and $493.8 million, and each bore interest at a rate of 4.14% per annum. Letter of credit issuances under the Revolving Credit Facility totaled $4.1 million and we had $195.9 million available for borrowing under the Revolving Credit Facility at September 30, 2018.

In connection with the Repricing Amendment, we incurred debt issuance costs of $2.1 million, of which $0.1 million was expensed immediately. We recorded $1.1 million and $1.0 million of debt issuance cost amortization for the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table presents our capital expenditures by category in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Customer premise equipment	$46,332	$24,907
Commercial	6,501	7,077
Scalable infrastructure	36,090	30,811
Line extensions	12,128	10,381
Upgrade/rebuild	18,244	12,905
Support capital	39,875	42,749
Total	$159,170	$128,830

Contractual Obligations and Contingent Commitments

The following is a summary of our outstanding contractual obligations as of September 30, 2018 (in thousands):

Year ending December 31,	Programming Purchase Commitments (1)	Operating Lease Payments	Debt Payments (2)	Other Purchase Obligations (3)	Total
2018 (remaining three months)	$57,093	$471	$4,379	$6,988	$68,931
2019	168,019	1,524	20,642	17,573	207,758
2020	101,035	1,095	26,892	13,170	142,192
2021	32,746	793	30,017	7,935	71,491
2022	92	379	630,017	2,607	633,095
Thereafter	-	447	472,683	5,007	478,137
Total	$358,985	$4,709	$1,184,630	$53,280	$1,601,604

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on tier placement as of September 30, 2018 and the estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the amounts shown.

(2)	Debt payments include principal repayment obligations as defined by the agreements described in the “Financing Activity” section and for capital lease payment obligations.
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

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $2.2 million for both the three months ended September 30, 2018 and 2017 and $6.6 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively.

●

We pay fees to franchise authorities under multi-year franchise agreements based on a percentage of revenues generated from video service each year. Franchise fees and other franchise-related costs are included in both revenues and operating expenses within the condensed consolidated statements of operations and comprehensive income. Such amounts totaled $4.0 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $12.1 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively.

●

We have cable franchise agreements requiring the construction of cable plant and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $13.2 million and $12.0 million as of September 30, 2018 and December 31, 2017, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2018, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 because of the material weakness in the Company’s internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2018 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2018	218	$743.08	-	$154,171
August 1 to 31, 2018	1	$724.80	-	$154,171
September 1 to 30, 2018	1	$836.00	-	$154,171
Total	220	$743.42	-	$154,171

(1)

Consists of shares withheld from employees to satisfy estimated tax withholding obligations in connection with vesting of restricted stock under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the vesting date.

(2)

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1	Steven S. Cochran Offer Letter dated July 2, 2018.*

10.2	Kevin P. Coyle Separation Agreement dated July 2, 2018.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: November 7, 2018

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Senior Vice President and Chief Financial Officer

Date: November 7, 2018