Form 10-K
period 2018-12-31
Cable One, Inc.
filed 2019-02-28
CIK 1632127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑       No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes   ☐       No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018 was approximately $3.1 billion, based on the closing price for the registrant’s common stock on such date. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2018 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 5,703,322 shares of the registrant’s common stock issued and outstanding as of February 22, 2019.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any acquisitions by us;
●	risks that our rebranding may not produce the benefits expected;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers; and
●	the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 78% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to 804,865 residential and business customers out of approximately 2.1 million homes passed as of December 31, 2018. Of these customers, 663,074 subscribed to data services, 326,423 subscribed to video services and 125,934 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues during 2018, they are residential data (46.0%), residential video (32.0%), business services (data, voice and video – 14.5%), residential voice (3.8%) and advertising sales (2.3%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs.

In 2018, our Adjusted EBITDA margins for residential data and business services were approximately six and seven times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 53% and 62% of total residential video revenues. None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are allocated equally on a per primary service unit (“PSU”) basis. Programming costs and retransmission fees have a meaningfully lower impact on business services margins than residential video because business services include data and voice in addition to video, diminishing the relative impact of programming costs and retransmission fees on that product line as a whole.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall PSUs. Accordingly, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering. Since 2012, we have adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are primarily due to the increasing use of wireless voice services instead of residential voice services. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected lifetime value (“LTV”), who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

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

●

Residential video. Residential video service is a highly competitive business. As we focus on the higher-margin businesses of residential data and business services, we have de-emphasized our residential video business and, as a result, expect residential video revenues to continue to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their residential voice services and exclusively use wireless voice services. We believe this trend will continue because of competition from wireless voice service providers. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data and voice customers and revenues, and we expect this growth to continue. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We elevated our capital investments between 2012 and 2018 to increase our plant capacities and reliability, launch all-digital video services (which has made available approximately half of average plant bandwidth for data services) and increase data capacity by moving from four-channel bonding to 32-channel bonding (to enable our 1 Gigabit per second (“Gbps”) download speed data service, GigaONE®). We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the RBI Holding LLC (“NewWave”) and Delta Communications, L.L.C. (“Clearwave”) transactions described below, because we believe these investments are necessary to remain competitive. We expect to spend up to $35 million during 2019, in addition to the combined nearly $27 million spent for NewWave in 2018 and 2017, to enhance those acquired operations by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to legacy Cable One platforms and expanding our high-capacity fiber network. The term “legacy Cable One” in this Annual Report on Form 10-K refers to Cable One operations excluding the impact or operations of NewWave or Clearwave.

Our primary goals are to continue growing residential data and business services, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our industrial engineering-driven cost management, remain focused on customers with high LTV and follow through with further planned investments in broadband plant upgrades and new data service offerings for residential and business customers.

Our business is subject to extensive governmental regulation. Such regulation has led to increases in our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. In 2015, the Federal Communications Commission (the “FCC”) used its Title II authority to regulate broadband internet access services through the Open Internet Order (the “Order”), which imposed on all providers of broadband internet access service, including us, obligations that limit the ways certain types of traffic can be managed and prescribes certain additional disclosure requirements. The Order was upheld in the courts, and in November 2018 the U.S. Supreme Court declined to review the lower courts’ decisions. However, in December 2017, the FCC rescinded the majority of the open internet rules previously adopted in the Order, with the exception of the disclosure requirements. Several parties have challenged the FCC’s new rules in Federal courts, and those appeals are pending. Congress and numerous states also have proposed legislation regarding net neutrality. Several states, including Oregon and Washington (where we have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress, at the state level or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress, the states or the courts may affect our operations or impose costs on our business.

We serve our customers through a plant and network with 100% two-way capacity measuring approximately 790 megahertz on average and DOCSIS 3.0 capabilities in all of our systems. Our technically advanced infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant consists of a fiber-to-the-premises or hybrid fiber-coaxial (“HFC”) network with ample unused capacity and standard download speeds of 100 Megabits per second (“Mbps”), which meaningfully distinguishes our offering from competitors in most of our markets. We have completed a multi-year investment program in our plant, which resulted in increased broadband capacity and reliability and which has enabled and will continue to enable us to offer even higher download speeds to our customers (at both the standard and enhanced data service levels), which we believe will reinforce our competitive strength in this area.

Corporate History

In 1986, The Washington Post Company (the prior name of our former corporate parent, Graham Holdings Company (“GHC”)) acquired from Capital Cities Communications, Inc. a number of other companies owning, in total, 53 cable television systems with approximately 350,000 subscribers in 15 Western, Midwestern and Southern states. Since then, we completed over 30 acquisitions and dispositions of cable systems, both through cash sales and system trades. In the process, we substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets and acquiring cable systems in non-metropolitan markets that fit our business model. On July 1, 2015, we became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of our spin-off from GHC (the “spin-off”).

On May 1, 2017, we acquired NewWave, a provider of data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas.

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. The acquisition provides us with a premier fiber network within our existing footprint, further enables us to supply our customers with enhanced business services solutions and provides a platform to allow us to replicate Clearwave’s strategy in several of our other markets.

We will be rebranding our business as Sparklight™ beginning in the summer of 2019. This new brand is intended to better convey who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world. In January 2019, as part of the rebrand, we began streamlining our residential internet service plans and pricing, offering even faster speeds, further value and the ability to include unlimited data on any plan. Sparklight will also strengthen our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources.

Industry Overview

We are a fully integrated provider of data, video and voice services to residential and business customers across various geographic regions. We provide services that are similar to those provided by cable companies, telephone companies and fiber providers, among others. These providers, each to a varying degree, own and/or lease a network that allows them to deliver their services and distribute their signals to the homes and businesses of subscribers. In addition to building their own network backbone and/or leasing physical access to the network backbone, companies providing video services also purchase licenses to provide their subscribers with access to television channels owned by programmers and broadcasters via distribution over the network backbone. Companies providing video services also typically sell advertising on their video channels.

These companies generate revenue by charging subscription fees to their residential and business customers at rates that vary according to the data, video and/or voice services for which customers subscribe and the type of internet access and video equipment furnished to them. These companies generally operate in their chosen geographic markets under either non-exclusive franchises or other telecommunications licenses granted by state or local authorities for specified periods of time. These companies generally market and sell multiple PSUs in bundles or packages in order to maximize the number of PSUs per household, as they believe it is desirable to sell multiple products as a package as the fixed costs per customer can be spread over multiple PSUs.

While we are smaller than the nation’s biggest providers of data, video and voice services, we have a record of consistent, long-term financial and operational success driven by our differentiated operating philosophy. We emphasize focus as opposed to scale, which is a departure from more conventional strategies in our industry, but is well suited to the markets in which we operate and enables us to take advantage of our strengths.

Our Strengths

We leverage a variety of strengths as a service provider, stemming from, among other things, historical and ongoing capital investments in our plant and our focus on serving customers in non-metropolitan markets. These strengths include the following:

Attractive markets. Our customers are located primarily in non-metropolitan, secondary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition from telephone companies than similar service providers in metropolitan markets.

●	Advances in technology often come later to our markets — for example, few competitors in our markets offer fiber-to-the-premises.

●	Our subscribers tend to be value-focused, enabling us to save video services costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic market would have on our overall business.

Deep customer understanding. We have operated as a non-metropolitan service provider for over 20 years. In order to understand our customers’ demands and preferences, we have conducted daily customer research for more than two decades and currently conduct thousands of customer satisfaction surveys per year. We believe we have gained valuable insight into how to serve customers in non-metropolitan markets, including with respect to providing an optimal mix of video channel options, price points and best-in-class customer service levels. In addition, the vast majority of our employees (who we refer to as associates) reside and work in our markets, providing local services through education programs and donations of time and resources that enhance our commitment to the communities we serve.

Superior broadband technology with ample unused capacity. We offer our residential and business data customers internet products at faster speeds than those available from competitors in most of our markets. Our broadband plant consists of a fiber-to-the-premises or HFC network with ample unused capacity. Our standard broadband offering for our residential customers is a download speed of 100 Mbps, which is at the high end of the range of standard residential offerings in our markets. Our fastest broadband offering for our residential customers is currently a download speed of up to 1 Gbps. We also offer WiFi ONE™ to residential customers across the entire legacy Cable One footprint. WiFi ONE is an advanced Wi-Fi solution that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. WiFi ONE is offered free of charge to residential customers who rent one or more modems from us.

In addition, we have made significant investments in our business consistent with our strategic focus to enhance sales of residential data services and business services. We completed significant, multi-year plant and product enhancements in our legacy Cable One markets in 2017 and continued making enhancements in our NewWave markets in 2018, which increased our broadband capacity and reliability. These initiatives caused us to incur multiple years of higher than usual capital spending. However, we believe the competitive benefits will be significant, particularly for data services. We also made the following ongoing capital investments and new product introductions in 2018:

●

We continued to decrease the average number of data customers per unique service group by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.

●	We continued to invest in plant reinforcement projects, which have enhanced reliability, and plant extension projects, which have expanded the number of serviceable homes and businesses.

●

We virtually completed the roll out of GigaONE, our 1 Gbps data service, to legacy Cable One residential customers (which was available to over 98% of legacy Cable One homes passed as of December 31, 2018). We have made substantial progress in transitioning the acquired NewWave systems to 32-channel bonding, which will allow us to launch faster speeds, including GigaONE, throughout these markets in 2019.

●

We continued to deploy 10 Gbps Ethernet Passive Optical Network (“EPON”) fiber-to-the-premises technology across multiple markets, supporting the ongoing roll-out of Piranha Fiber®, which offers market-leading symmetrical speeds of 2 Gbps to our business customers.

●

We introduced a new managed Wi-Fi service for our small and medium-sized businesses. The enhanced product provides up to 10,000 square feet of Wi-Fi coverage and a variety of self-service solutions through our One Gateway mobile application.

●

We launched two new voice products for business customers — hosted voice and session initiation protocol (“SIP”) trunking. Hosted voice is an internet-delivered voice service that eliminates the need for an onsite phone system by providing cloud-based features and functionality. This removes the capital burden of an expensive infrastructure for small and medium-sized businesses. SIP trunking enables scalability and flexibility, providing customers who have modern phone systems with a more cost-effective solution compared to traditional voice services.

We anticipate that the projects we have invested in over the last several years will facilitate sustained increases in residential data and business services revenues and customer satisfaction.

Low cost structure and competitive pricing. We believe our operating costs, taken as a whole, are as low as or lower than any major service provider. We attribute our low-cost structure to a commitment to focusing on retaining our highest value customers (rather than seeking to obtain as many customers as possible) and the lower costs of operating in non-metropolitan markets compared to metropolitan markets. In addition, because we operate our residential and business data services with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.

Customer satisfaction. We have a customer-focused approach, influencing how we are organized, how we sell our services and how we service our customers. For example, we offer a same-day service guarantee in almost every one of our markets, which we believe none of our major competitors in our markets currently offer. We believe that our dedication to providing a differentiated customer experience is an important driver of our overall value proposition and creates loyalty, improves customer retention and drives increased demand for our services. We have always focused on customer satisfaction, with an emphasis on consistently benchmarking our customer satisfaction over time and relative to our competitors based on internally and externally generated customer satisfaction data. We received the highest score in J.D. Power’s 2018 U.S. Internet Service Provider Satisfaction Study for the western region. As part of rebranding our business as Sparklight, we will continue our focus on making the lives of our customers easier by providing value-added services, such as expanding customer self-service options through improved residential and business online portals and creating a more personalized experience in updated and refreshed local offices.

Employee satisfaction. We have also focused on employee satisfaction, believing our customers’ satisfaction is tightly linked to our employee satisfaction. Employee satisfaction has been consistently high throughout the past decade, based on routine internal measurements. We currently measure our employee satisfaction monthly. None of our employees have been unionized for over two decades.

Experienced management team. Our senior management team is comprised of senior executives who have significant experience in our industry. Our executive management team has an average industry tenure of over 20 years and an average tenure at Cable One (or its predecessors) of over 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.

Our Strategies

We have a multi-faceted strategy that builds upon our long track record of focusing on the right markets, the right products and the right customers, as well as controlling our operating and capital costs. More specifically, our strategy includes the following principal components:

Focus on larger non-metropolitan markets. We believe our decision over two decades ago to concentrate on non-metropolitan markets has served us well, and we intend to continue to focus on offering our products primarily in these markets. The economics of non-metropolitan markets, for which we have optimized our strategy and our operations, are different from operations in major cities, and have yielded positive operating results for our business. Because price points for services in non-metropolitan markets are generally lower, and customers in non-metropolitan markets tend to subscribe to fewer PSUs, our average revenue per customer and our PSUs per customer are lower than they might be in metropolitan markets. However, many of our costs are also lower than they would be in metropolitan markets. The dynamics of larger, non-metropolitan markets enable us to operate at attractive margins and earn substantial returns, while remaining consistent with our focus on meeting customer demand for low prices and simultaneously keeping costs down. In addition, we tend to face less vigorous competition than service providers in metropolitan markets.

Maximize Adjusted EBITDA less capital expenditures and drive profitable growth. We concentrate on the products and customers that maximize Adjusted EBITDA less capital expenditures and provide the best opportunity for profitable growth. We believe residential video and residential voice face inexorable long-term declines. With respect to the video product, programmers and broadcasters are charging higher rates and retransmission fees for content to distributors providing video services (often for content for which viewership is declining), and distributors have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings via the internet has given customers new alternatives to traditional video offerings. In addition, demand for cellular and smartphone offerings have reduced residential voice starts for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth, higher margin opportunities such as residential data and business services.

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our residential video customers decreased by 10.5% in 2018 versus 2017 and legacy Cable One residential video customers decreased by 11.9% in 2017 versus 2016. While this strategy runs contrary to conventional wisdom in our industry, which puts heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business customers is far more important than the number of triple-play package customers we have.

Target higher value residential customers. Since 2013, we have introduced rigorous analytics to determine the LTV of current and potential residential customers. We target marketing and customer service at customers who we believe are likely to produce relatively higher value over the life of their service relationships with us, rather than seeking to maximize the number of new customers. We analyze the net present value of every residential start and seek to identify customers with high LTV, who are more likely to buy data service, less likely to churn and more likely to pay on time. Seeking to retain and sell more or higher tier services to residential customers with a high LTV has enabled us to earn higher profits with fewer customers and PSUs per customer. We believe that optimizing the LTV of data-only customers as video and voice cord-cutting accelerates is both a necessity and an opportunity for our business.

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is reflected in everything we do, including pricing, the allocation of sales, marketing and customer service resources, capital spending and the way we conduct negotiations with suppliers, especially video suppliers. During 2018, we continued to further diversify our revenue streams away from video as residential data and business services represented 60.5% of our total revenues versus 57.1% for 2017 and 54.4% for 2016. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically have been marketed as a package. Our data-only connects are growing significantly faster than any other segment of our residential business as we have focused on selling data-only packages to new customers rather than cross-selling video services to these customers.

Our business services revenues increased 19.0% compared to 2017. We expect to generate continued growth in business services by leveraging and investing in our existing infrastructure capabilities and footprint to offer higher broadband speeds than other providers in our markets and to expand our business services to attract more small, medium-sized and enterprise business customers.

Continue our culture of cost leadership. We believe our total combined operating and capital costs per customer over the past decade have been among the lowest of any service provider with publicly reported numbers and that our operating margins compare very favorably with those of significantly bigger companies in our industry. This is the antithesis of normal economies-of-scale expectations, where higher volumes are expected to create lower costs per customer and increase operating margins. Rather than increasing our size and seeking cost savings through economies-of-scale, we have achieved our lower cost structure over many years by focusing on:

●	serving primarily non-metropolitan, secondary markets, which contain different customer dynamics from those in metropolitan markets and would require us to implement additional operational components;

●

the adoption of new technologies only after they have been tested by other companies in other markets, rather than incurring the level of capital expenditures and risk necessary to be an early adopter of most new technologies;

●

implementing a virtually centralized call center to receive inbound customer service calls and dispatch technicians across all of our markets, while keeping the majority of our call center employees in our non-metropolitan markets;

●

standardizing our programming offerings across legacy Cable One markets, which reduces our customer service costs, in contrast to other service providers that offer different programming packages in different markets;

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

We believe our strategy has produced positive results, and we have begun applying this strategy in our NewWave operations. From 2011 through December 31, 2018, legacy Cable One experienced a 60% reduction in bad debt; a 54% reduction in the frequency of telephone customer service calls, resulting in a 46% headcount reduction in telephone customer service personnel; a decline of 38% in the frequency of technicians being dispatched to customer locations, resulting in a 22% headcount reduction in the staff devoted to that function; and an overall headcount reduction, primarily through attrition, of 25% of our legacy Cable One workforce. During this same period, both our customer and employee satisfaction have remained high or improved based on internal measurements and, in the case of customer satisfaction, externally generated data.

Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions and internal investments, capital structure optimization and return of capital.

Our Products

Residential Data Services

Residential data services represented 46.0%, 43.4% and 42.2% of our total revenues for 2018, 2017 and 2016, respectively. We offer multiple tiers of data services with download speeds up to 1 Gbps to over 98% of our legacy Cable One residential customers as of December 31, 2018 and up to 200 Mbps to our remaining residential customers. To meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we launched WiFi ONE in 2017 to residential customers across the entire legacy Cable One footprint. WiFi ONE is an advanced Wi-Fi solution combining state-of-the-art technology solutions with certified Cable One technicians, who locate and configure hardware based on individual customer need. WiFi ONE provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.

Residential Video Services

Residential video services represented 32.0%, 34.6% and 36.0% of our total revenues for 2018, 2017 and 2016, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. Our basic video service generally consists of local networks, local community programming, such as governmental and public access, and certain other channels, such as weather, shopping and religious channels. Our digital video service includes national and regional cable networks, music channels and an interactive, electronic programming guide with parental controls. We also offer premium channels, which include networks such as HBO, Showtime, Starz and Cinemax, that generally offer, without commercial interruption, movies, original programming, live sporting events and concerts and other features. Our digital video customers may also subscribe to our advanced services. Our advanced video services include whole-home DVRs, which digitally record programming and pause and rewind live programming, and high-definition set-top boxes, which provide high-resolution picture quality, improved audio quality and a wide-screen format and allow our customers to access internet content on their televisions.

Our TV Everywhere product enables our video customers to stream many of their favorite channels and shows to mobile devices and computers, expanding the value of our video services. Our TV Everywhere product includes the most popular networks across a wide range of genres, including HBO and Cinemax.

Residential Voice Services

Residential voice services represented 3.8%, 4.6% and 5.2% of our total revenues for 2018, 2017 and 2016, respectively. Our residential voice service transmits digital voice signals over our network and is an interconnected Voice over Internet Protocol (“VoIP”) service. Our voice services include unlimited local and long-distance calling, voicemail, call waiting, three-way calling, caller ID, anonymous call rejection and other features. Our voice services also provide international calling by the minute.

Business Services

We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 14.5%, 13.7% and 12.2% of our total revenues for 2018, 2017 and 2016, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers.

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

We offer delivery of data and voice services over EPON technology primarily for mid-market customers. This shared fiber architecture provides for a mixture of symmetrical and asymmetrical internet speeds ranging from 50 Mbps to 2 Gbps. We expect to expand EPON to additional areas and markets each year for the foreseeable future, especially in our competitive locations.

For enterprise and wholesale customers, we offer dedicated bandwidth in addition to multiple voice services via fiber optic technology. Our fiber optic-based products include dark fiber in addition to dedicated internet access and ethernet private line with speeds ranging from 10 Mbps to 10 Gbps in scalable increments. We also offer network to network interface connections to other carriers at multiple points of presence across the United States. In 2017, we began offering ethernet services over our coaxial network. This service offers symmetrical speeds ranging from 3 Mbps to 10 Mbps and is available directly to enterprise customers in addition to wholesale and carrier customers.

Advertising

Advertising sales represented 2.3%, 2.6% and 3.4% of our total revenues for 2018, 2017 and 2016, respectively. Our agreements with each of our programmers provide that we may sell a specified amount of time on our programmers’ channels, to both local and national advertising clients. We offer a full suite of digital advertising products, including website construction, targeted display and both short- and long-form video production.

Competition

We operate in a highly competitive, subscriber-driven and rapidly changing environment and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, DBS providers, telephone companies that offer data and video services through digital subscriber line (“DSL”) technology or fiber-to-the-node networks, municipalities with fiber-based networks, regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market in which we are already operating.

Although approximately 71% of our footprint currently has limited competition for residential high-speed data service at speeds comparable to our own, we anticipate a slow yet steady growth of new entrants into our markets. Currently, approximately 9% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. However, AT&T and its subsidiary DirecTV also offers video and wireless voice services along with its high-speed data service. We also face increasing competition from wireless telephone companies for our residential voice services, as some of our customers are replacing our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether.

A small number of municipalities have also announced plans to construct their own data networks with access speeds that match or exceed those of our own through the use of fiber optic technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from a state or local governmental franchising authority (“LFA”), reducing their barriers to entry into our markets. The entrance of municipalities as competitors in our markets would add to the competition we face and could lead to additional customer attrition.

While not an area of strategic focus for us, our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including Amazon Prime, Apple TV, Hulu, Netflix, Sling TV, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content over the internet, which may result in less demand for the video services we provide.

Competition for dedicated fiber-optic services for enterprise business customers is also intense as both local telephone companies and regional overbuilders offer data and voice services over dedicated fiber connections. While certain of these entities are currently more widely-known for dedicated fiber services than we are, we maintain a competitive advantage through our local presence and deep customer relationships in the communities we serve.

Employees

As of December 31, 2018, we had 2,224 full-time employees, and none were represented by a union.

Available Information and Website

Our internet address is www.cableone.net. We make available free of charge through our website, http://ir.cableone.net, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (the “SEC”). Printed copies of these documents will be furnished without charge (except exhibits) to any stockholder upon written request addressed to our Secretary at 210 E. Earll Drive, Phoenix, Arizona 85012. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The contents of these websites are not incorporated by reference into this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.

Executive Officers

The following table presents certain information, as of February 27, 2019, concerning our executive officers.

Name	Age	Position
Ms. Julia M. Laulis	56	Chair of the Board, President and Chief Executive Officer
Mr. Michael E. Bowker	50	Chief Operating Officer
Mr. Steven S. Cochran	47	Senior Vice President and Chief Financial Officer
Mr. Kenneth E. Johnson	55	Senior Vice President, Technology Services
Mr. Eric M. Lardy	45	Senior Vice President
Mr. Charles B. McDonald	43	Senior Vice President, Operations
Mr. Peter N. Witty	51	Senior Vice President, General Counsel and Secretary

Julia M. Laulis

Ms. Laulis has been Chair of the Board since January 2018, Chief Executive Officer and a member of our Board of Directors (the “Board”) since January 2017 and President of Cable One since January 2015.

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

Ms. Laulis serves on the boards of C-SPAN, CableLabs and The Cable Center and is a trustee of the C-SPAN Educational Foundation.

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

Steven S. Cochran

Mr. Cochran has been Senior Vice President and Chief Financial Officer of Cable One since August 2018.

Prior to joining Cable One, Mr. Cochran served as Chief Executive Officer and a member of the board of directors of WideOpenWest, Inc. (“WOW”) after holding various other positions at the company, including Chief Financial Officer, Chief Operating Officer and President. Prior to WOW, Mr. Cochran served in various finance and accounting roles at Millennium Digital Media, including Senior Vice President and Chief Financial Officer. Previously, Mr. Cochran was an accountant at Arthur Andersen LLP.

Kenneth E. Johnson

Mr. Johnson has been Senior Vice President, Technology Services of Cable One since May 2018.

Mr. Johnson joined Cable One in 2017 as Vice President, Northeast Division following Cable One’s acquisition of NewWave.

Prior to joining Cable One, Mr. Johnson served as Chief Operating Officer and Chief Technology Officer for NewWave. Prior to NewWave, Mr. Johnson was Chief Technology Officer for SureWest Communications and Everest Connections.

Mr. Johnson serves on the board of the National Cable Television Cooperative.

Eric M. Lardy

Mr. Lardy has been a Senior Vice President of Cable One since January 2017.

Mr. Lardy joined Cable One in 1997 as a manager in one of our systems and has held a variety of positions of increasing responsibility in marketing, operations, and system general management. Mr. Lardy was named Vice President, Strategic Planning and Finance in 2014 and was promoted to Senior Vice President in January 2017.

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

Prior to joining Cable One, Mr. McDonald worked as a Senior Process Engineer for Three-Five Systems and Brillian Corp.

Peter N. Witty

Mr. Witty has been Senior Vice President, General Counsel and Secretary of Cable One since April 2018.

Prior to joining Cable One, Mr. Witty served as General Counsel and Secretary for Gas Technology Institute (“GTI”), an energy research, development and training organization. Prior to GTI, he spent 10 years with Abbott Laboratories, serving in various positions, including as Senior Counsel and Division Counsel. Mr. Witty previously practiced law as an associate at Latham & Watkins LLP and Ross & Hardies (now McGuireWoods LLP).

Regulation and Legislation

General

Our data, video and voice operations are subject to various requirements imposed by U.S. Federal, state and local governmental authorities. The regulation of certain cable rates pursuant to procedures established by Congress has negatively affected our revenues. Certain other legislative and regulatory matters discussed in this section also have the potential to adversely affect our data, video and voice businesses. The following discussion does not purport to be a complete summary of all the provisions of U.S. Federal and state law that may affect our operations. Proposals for additional or revised regulations and requirements are pending before Congress, state legislatures, and state and Federal regulatory agencies. We generally cannot predict whether new legislation or regulations, court action, or a change in the extent of application or enforcement of current laws and regulations would have an adverse impact on our operations.

Broadband Internet Access Services

Broadband internet access service, which we currently offer in all our cable systems, is subject to some regulation at the Federal level and is not subject to state or local government regulation at this time, except for the state net neutrality laws discussed below.

Regulatory Reclassification and Net Neutrality Regulation. In 2015, the FCC elected, by a 3-2 vote, to reclassify broadband internet access service as a “telecommunications service” and to subject the service to net neutrality and certain common carrier regulations under Title II of the Communications Act of 1934, as amended (the “Communications Act”). Those regulations: (1) prohibited broadband internet access service providers from (a) blocking access to lawful content, applications, services or non-harmful devices; (b) impairing or degrading lawful internet traffic on the basis of content, applications or services; or (c) favoring lawful traffic from one provider of internet content over lawful traffic of another content provider in exchange for consideration; (2) established a new “general conduct standard” that prohibited broadband internet access service providers from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access and use the lawful internet content, applications, services or devices of their choosing; and (3) required broadband internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. The Order was upheld in the courts, and in November 2018 the U.S. Supreme Court declined to review the lower courts’ decisions. However, in December 2017, the FCC rescinded the majority of the open internet rules previously adopted in the Order, with the exception of the disclosure requirements. Several parties have challenged the FCC’s new rules in Federal courts, and those appeals are pending. Congress and numerous states also have proposed legislation regarding the net neutrality rules. Several states, including Oregon and Washington (where we have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Net neutrality obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or when future changes to the regulatory framework will occur at the FCC, in Congress, at the state level or in the courts. We also cannot predict whether or to what extent the rules as revised by the FCC, Congress, the states or the courts may affect our operations or impose costs on our business.

Privacy. Broadband internet access service is subject to many of the same U.S. Federal and state privacy laws that apply to other electronic communications. These include the Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data becomes more prevalent in the communications industry, our compliance obligations may grow. In November 2016, the FCC adopted new rules for broadband internet access services to protect the privacy of certain information broadband internet access service providers obtain about their customers. However, in April 2017, the broadband privacy and data security rules adopted by the FCC in 2016 were repealed pursuant to the Congressional Review Act, which also restricts the FCC from adopting “substantially similar” rules in the future. In September 2017, the FCC reinstated its previous rules applicable to customer proprietary network information (“CPNI”) for voice services. In addition, privacy legislation has been proposed at the Federal and state level, some of which would require broadband service providers to apply heightened privacy and security protections to customer data. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

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

We are also subject to Federal and state laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

Digital Millennium Copyright Act. Owners of copyrights and trademarks actively seek to prevent use of the internet to violate their rights. For example, copyright and trademark owners assert claims that a customer used an internet service or resources accessed via the internet to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner. In some cases, copyright and trademark owners have sought to recover damages from the broadband internet access service provider as well as or instead of the customer. The law relating to the potential liability of broadband internet access service providers in these circumstances is unsettled. In 1998, Congress adopted the Digital Millennium Copyright Act, which grants broadband internet access service providers protection against certain claims of copyright infringement resulting from the actions of customers if the internet provider complies with certain requirements. So far, Congress has not adopted similar immunity for broadband internet access service providers for trademark infringement claims.

Business Data Services. In April 2017, the FCC adopted a new deregulatory framework for Business Data Services (“BDS”), formerly known as “special access” services. These services provide dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections. The new framework eliminates pricing regulation for certain types of BDS and establishes a competitive market test for determining whether other types of BDS should remain subject to pricing regulation. Several parties challenged the FCC’s decision in Federal court, and the court remanded a portion of the decision back to the FCC for further consideration. At this time, we cannot predict how these rule changes will affect our business.

Video Services

Title VI of the Communications Act establishes the principal Federal regulatory framework for our operation of cable systems and for the provision of our video services. The Communications Act allocates primary responsibility for enforcing the Federal policies among the FCC and state and local governmental authorities.

Franchising. We are required to obtain franchises from state or local governmental authorities to operate our cable systems. Those franchises typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority. The FCC has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally-imposed franchise obligations. This development, which is especially beneficial to new entrants, is expected to continue to accelerate the competition we are experiencing in the video service marketplace. In July 2017, the U.S. Court of Appeals for the Sixth Circuit vacated and remanded to the FCC its prior determination that local franchising authorities are prohibited from regulating non-telecommunications services provided by incumbent cable operators and that the term “franchise fees” under the statute includes all “in-kind” payments. The FCC is reviewing these issues as a result of the remand. We cannot predict the outcome of the remand to the FCC, and whether or to what extent the rules as revised by the FCC or the courts may affect our operations or impose costs on our business.

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

In other cases, we have been required to provide consideration to broadcasters to obtain retransmission consent, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable to a station or to provide cash compensation. This development results in increased operating costs for cable systems, which ultimately increases the rates cable systems charge subscribers. In March and November 2014, the FCC and Congress imposed new requirements in this area including restrictions on broadcasters’ ability to jointly negotiate with cable providers for carriage of their stations, and the FCC is seeking comment on possible changes to regulations in this area, which could affect our business. In July 2016, the FCC announced that it would not adopt additional rules governing good faith negotiations for retransmission consent, but it would be prepared to assist in negotiations when necessary. In September 2014, the FCC repealed its sports blackout rules, which prohibited cable and satellite operators from retransmitting any sports event that was blacked out on a local broadcast station.

Media Ownership Rules. In November 2017, the FCC took steps to relax its media ownership rules, which, among other things, would eliminate restrictions that limit the number of commonly owned television stations per market and restrict newspaper/broadcast and radio/television station cross-ownership. These rules are in effect, but have been challenged in Federal court. In December 2017, the FCC announced a further proceeding that could eventually lead to additional relaxation of the FCC’s media ownership rules, including the cap on the number of television stations that one entity can control nationwide. In December 2018, the FCC commenced the next quadrennial review of the media ownership rules. We cannot predict the outcome of the ongoing reviews by the FCC and the Federal court and whether or to what extent the rules as revised by the FCC or the courts may affect our operations or impose costs on our business. These changes or proposed changes could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations and thereby possibly increase the amounts we pay to broadcasters for retransmission fees.

Independent Programming. In September 2016, the FCC initiated a rulemaking proceeding to adopt rules prohibiting certain practices that may affect the relationship between multichannel video programming distributors (“MVPDs”), such as us, and independent programmers. The proposal examines whether certain “most favored nation” and alternative distribution method provisions in program carriage agreements should be prohibited and whether program bundling practices by large programmers affect the ability of MVPDs to carry independent programmers. We cannot predict whether the FCC will pursue this proceeding, and, if so, how it will proceed.

Pole Attachments. U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for telecommunications services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband internet access service. In July 2017, the U.S. Court of Appeals for the Eighth Circuit upheld the FCC’s November 2015 pole attachment decision. In April 2018, the U.S. Supreme Court declined to review that decision. In October 2017, the FCC adopted a one-touch make-ready policy for pole attachments, which has been challenged by the utility companies. We cannot predict the outcome of this proceeding, or how this proceeding may affect our operations or impose costs on our business. In the meantime, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, although the FCC’s rule revisions to equalize pole attachment rates and its December 2017 reversal of its previous reclassification of broadband internet access services make this issue less significant. We cannot predict the extent to which these and other rule changes will affect our ability over time to secure timely access to poles at reasonable rates for our data, voice and video services. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

U.S. Federal Copyright Issues. The Copyright Act of 1976, as amended (the “Copyright Act”), gives cable systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license.

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

Over-the-Top Video Programming. The continued proliferation of broadband services in the United States has enabled cable programmers and broadcast television stations and networks to “stream” their video content to consumers over the internet. Although we have benefited generally from the growth in broadband due to our role as a provider of broadband services, the continued and growing availability of cable programming and broadcast television content on the internet may result in less demand for our video cable service offering. Some providers of cable service are marketing their own version of OTT video programming, thus enabling their subscribers to access cable programming outside of their home or business. Some fixed and wireless broadband providers are excluding certain streamed content from metered data charges or data limits in an effort to make their broadband service more attractive to consumers. In addition, online video distributors and other OTT video distributors have begun to stream broadcast programming over the internet. In some cases, distributors streamed broadcast programming without the consent of broadcasters and copyright owners. Broadcasters challenged this practice, and in June 2014, the U.S. Supreme Court determined that such streaming requires the consent of the applicable copyright owner. However, there is a potential for other streaming services to attempt to enter the market, and in December 2014, the FCC opened a proceeding concerning how OTT providers should be classified for purposes of the FCC’s rules. We cannot predict the outcome of these proceedings, nor related litigation, nor how widespread these practices may become or the extent to which the integrated functionality and ease of use of the cable platform will continue to appeal to the majority of our subscribers.

Wireless Services. In 2017, the FCC completed an auction of additional spectrum, including spectrum in the television broadcast band, for use by wireless broadband providers. The FCC process provided for both the auction of spectrum and a “repacking,” whereby certain broadcast stations will move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The availability of more spectrum to enable wireless video services over time will create additional competitive alternatives to cable services. The auction ended in March 2017, and in April 2017, the FCC began the process of transitioning broadcast stations to new channel assignments. MVPDs are required to submit an estimate of the costs incurred to continue carrying stations that were reassigned to new channels. We cannot predict the amount of funding, if any, that we might receive from the disbursement of these funds.

Set-Top Boxes. Congress, the FCC and other government agencies have for some time been developing and implementing regulations that affect the types of set-top boxes that cable operators can lease or deploy to their subscribers. Prior to 2015, FCC rules banned the integration of security and non-security function in set-top boxes and required MVPDs to allow third-party vendors to provide set-top boxes with basic converter functions. In 2015, Congress repealed the integration ban and mandated that the FCC establish a working group to identify, report on and recommend a successor technology- and platform-neutral security solution. In February 2016, the FCC opened a rulemaking to consider proposals that would require any retail video device to work on any cable operator’s system, but this item was removed from active FCC review. We cannot predict if or when new changes may be proposed, what effect such changes may have on our operations, or if they will increase our costs and impair our ability to deliver programming to our customers.

Disability Access. In September 2010, Congress passed the Twenty-First Century Communications and Video Accessibility Act (the “CVAA”). The CVAA directs the FCC to impose additional accessibility requirements on cable operators. For example, cable operators that serve 50,000 or more subscribers must provide 50 hours of video description per calendar quarter during primetime or on children’s programming on each channel on which they carry one of the top five national non-broadcast networks. In addition, cable operators of all sizes must pass through video description that is provided for each broadcast station or non-broadcast network that they carry. Compliance imposes certain costs on us. The CVAA also directs the FCC to adopt rules to help ensure that persons with disabilities have access to video programming and related information. The FCC has adopted a requirement that equipment used by consumers to access video programming and other services offered by cable operators make on-screen text menus and guides for the display or selection of video programming audibly accessible to individuals who are blind or visually impaired. In October 2013, the FCC also initiated a proceeding to consider additional rules. In February 2014, the FCC issued an order adopting closed captioning quality standards for video programming distributors (“VPDs”) and, in February 2016, the FCC amended its rules to allocate responsibility for the quality of closed captioning between video programmers and VPDs. The FCC also revised its procedures for the handling of complaints regarding closed captioning quality. We cannot predict any further actions the FCC will take in this proceeding or the extent to which any such requirements may impose new costs on us.

In 2017, the FCC increased the amount of video-described programming for covered broadcast and cable channels from 50 hours to 87.5 hours and the number of cable networks that are required to provide video-described programming. We cannot predict how these new obligations could impose costs on our business.

ATSC 3.0. In November 2017, the FCC adopted new rules to authorize television stations to use the “Next Generation TV” broadcast television standard, ATSC 3.0. Should use of the new standard become widespread, we could be required to deploy new equipment and our carriage obligations may be impacted. We cannot predict the effect that use of the new standard could have on our equipment costs, carriage obligations or retransmission fees.

Other Requirements. The FCC regulates various other aspects of cable operations, including certain terms for commercial leased access, signal leakage, distant broadcast station signals and technical standards. We cannot predict whether, when or to what extent changes to these and other regulations may affect our operations or costs.

Voice Services

Voice Over Internet Protocol. Service providers, including us and others, offer VoIP service, which permits users to make voice calls over broadband communications networks, including the internet, to recipients on the public switched telephone network (“PSTN”) and other broadband communications networks. U.S. Federal law preempts state and local regulatory barriers to the offering of voice service by service providers, and the FCC and U.S. Federal courts generally have preempted state laws that seek to regulate or classify VoIP.

The FCC has held that VoIP services are IP-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s U.S. Federal jurisdiction and not to state regulation. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by service providers are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for service providers that provide interconnected VoIP services, including us. Although the FCC has yet to ascribe a regulatory definition to VoIP services, the FCC nevertheless has imposed a number of obligations on interconnected VoIP service providers, some of which are discussed more fully below.

The Minnesota Public Utilities Commission (“PUC”) has ruled that the VoIP service of another cable operator should be classified and regulated as a telecommunications service in the state, subject to entry and rate regulation. In May 2017, the U.S. District Court for the District of Minnesota held that such operator’s VoIP service is an “information service” rather than a “telecommunications service,” which prevents the Minnesota PUC from regulating VoIP as a telecommunications service in Minnesota. The Minnesota PUC appealed the decision to the U.S. Court of Appeals for the Eighth Circuit. The FCC supported the cable operator in its appeal. In September 2018, the Eighth Circuit upheld the district court decision and denied the Minnesota PUC’s petition for rehearing in December 2018. We cannot predict whether the Minnesota PUC will ask the U.S. Supreme Court to review the Eighth Circuit decision, the outcome of the proceeding or how the proceeding may affect our operations or impose costs on our business.

Emergency 911 Services. The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and receive calls from persons who use the PSTN must provide its customers with the same enhanced 911 (“E911”) features that traditional telephone and wireless companies are obligated to provide. This requirement was upheld on appeal. In January 2015, the FCC established indoor location requirements when E911 calls are made by interconnected VoIP subscribers. The FCC also requires certain providers of facilities-based fixed, residential voice services, which includes interconnected VoIP service providers, to offer backup power options to consumers and to inform consumers of the availability of such options.

CALEA. FCC regulations require providers of interconnected VoIP service to comply with the requirements of the Communications Assistance for Law Enforcement Act, which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.

Universal Service. The FCC has determined that interconnected VoIP service providers must contribute to the Federal Universal Service Fund (the “USF”). The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international interconnected VoIP services. We are permitted to recover these contributions from our customers. In October 2011, the FCC adopted an order and new rules intended to transition the USF so that it supports the build out of broadband, rather than telecommunications facilities. The order principally addressed the manner in which universal service funds will be distributed to network operators for broadband build out. In April 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. We cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including us and our competitors. The FCC’s 2011 universal service reform order was subject to both reconsideration requests and appeals, and in May 2014, the U.S. Court of Appeals for the Tenth Circuit upheld the order in its entirety, and the U.S. Supreme Court declined to review the case. In November 2010, the FCC determined that states may impose state USF fees on interconnected VoIP service providers subject to certain limitations and requirements. State USF contributions are based on a percentage of revenues earned from end-user intrastate interconnected VoIP services, and we are typically permitted to recover these contributions from our customers. We cannot predict whether or how the imposition of such state-based universal service fees will affect our operations and business. In addition, the FCC has focused on subsidizing broadband deployment and this shift could help some of our competitors. For example, the FCC substantially revised the program that provides universal service support for services to schools and libraries to shift support from voice services to broadband services and the deployment of Wi-Fi networks. Similarly, the FCC has expanded its Lifeline subsidy program for low-income consumers to include broadband services in addition to voice services and is considering further changes that may affect the Lifeline program. We cannot predict whether or how these programs will be changed.

Intercarrier Compensation. The order and new rules adopted by the FCC in October 2011 in connection with universal service reform also addressed intercarrier compensation and specified that “VoIP-PSTN traffic,” that is, traffic exchanged over public switched telephone network facilities that originates and/or terminates in IP format, which includes interconnected VoIP traffic, is subject to intercarrier compensation obligations either on the basis of specified default charges or through negotiated rates. The FCC’s order was subject to both reconsideration requests and appeals. The U.S. Court of Appeals for the Tenth Circuit upheld the order in its entirety, and the U.S. Supreme Court declined to review the case. Future FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic could have a profound and material effect on the profitability of providing voice and data services.

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

Rural Calling Issues. In October 2013, the FCC adopted new rules to combat problems with the completion of long-distance calls to rural areas. The new rules applied detailed record keeping, record retention and reporting requirements on all voice providers, including VoIP service providers, subject to certain exceptions. The rules also prohibit VoIP service providers (and other voice providers) from using false audible ringing when originating calls. The FCC further revised its rules in April 2018, but we cannot predict how these rule changes may affect our operations or impose costs on our business.

State and Local Taxes

The Internet Tax Freedom Act prohibits most states and localities from imposing taxes on internet access service charges. Legislative and administrative proceedings in some states and localities have imposed or are considering adopting changes to general business taxes, central assessments for property tax and new taxes and fees applicable to our services. Often, DBS and other competitors that deliver their services over the internet do not face similar state tax and fee burdens. In addition, the FCC’s 2015 reclassification of broadband internet access services as Title II telecommunications services may cause or allow, directly or indirectly, some states and localities to seek to impose additional taxes and fees on our data services. However, such state and local actions may be hindered by the FCC’s decision to rescind the majority of the rules adopted in the Order.

ITEM 1A.	RISK FACTORS

You should carefully consider all of the information in this Annual Report on Form 10-K and each of the risks described below, which we believe are the principal risks that we face. Some risks relate principally to the securities markets and ownership of our common stock.

Any of the following risks could materially and adversely affect our business, financial results, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

Risks Relating to Our Business

We face significant competition from other service providers, as well as other well-capitalized entrants in the video and data services industry, which could reduce our market share and lower our profits.

We operate in a highly competitive, subscriber-driven and rapidly changing environment and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, DBS providers; telephone companies that offer data and video services through DSL or fiber-to-the-node networks; municipalities with fiber-based networks; regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market in which we are already operating.

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by LFAs, and these franchises are typically non-exclusive. Accordingly, LFAs can grant additional franchises to our competitors and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. Although as a general matter internet service providers have upgraded their data networks to enable faster upload and download speeds for their customers in metropolitan markets before upgrading their data networks in our markets, approximately 29% of our footprint has been overbuilt and currently faces competition for residential high-speed data service at speeds comparable to our own, and we anticipate a slow yet steady growth of new entrants into our markets. Currently, approximately 9% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. In certain of our markets, some of our telephone company competitors have entered into strategic partnerships or other arrangements with DBS operators that permit these telephone companies to package the video services of DBS operators with their own data, residential voice and wireless voice services. An example of such arrangement is AT&T’s ownership of DirecTV. We also face increasing competition from wireless telephone companies for residential voice services, as some of our customers are replacing our residential voice services completely with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are developing high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

A small number of municipalities have also announced plans to construct their own data networks with access speeds that match or exceed those of our own through the use of fiber optic technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from an LFA, reducing their barriers to entry into our markets. The entrance of municipalities as competitors in our markets would add to the competition we face and could lead to additional customer attrition.

Our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including Amazon Prime, Apple TV, Hulu, Netflix, Sling TV, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content on the internet, which may result in less demand for the video services we provide. In addition, companies that offer OTT content in certain markets also provide data services, such as Alphabet, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services business, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic.

Competition for dedicated fiber-optic services for enterprise business customers is also intense as both local telephone companies and regional overbuilders offer data and voice services over dedicated fiber connections.

Any of these events could have a material negative impact on our operations, business, financial results and financial condition.

Our business is characterized by rapid technological change, and if we do not adapt to technological changes and respond appropriately to changes in consumer demand, our competitive position may be harmed.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address consumers’ changing demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, that are not available at competitive prices or that do not function as expected, our competitive position could deteriorate and our business and financial results could suffer.

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

In addition, we seek to leverage overall industry experience before rolling out new technology in order to avoid investing in technology that has not been proven successful in other markets. We implement this approach to avoid costly mistakes made by early adopters of new technology that does not provide expected returns, and it exposes us to the risk that one of our competitors will adopt successful new technology before us and leverage this new technology to attract our customers, increasing the level of customer attrition we experience and adversely affecting our business.

Business services sales increasingly contribute to our results of operations, and we face risks as we attempt to further focus on sales to our business customers.

Growth in revenue from sales to our business customers in legacy Cable One markets has exceeded 11% for each year since we started focusing on business services sales in 2011, and we may encounter challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel toward our business customers. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of our business customers, we would no longer expect business sales to increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins than we anticipate.

Over the past few years, the sales margins on our residential video services, which accounted for 32.0%, 34.6% and 36.0% of our total revenues in 2018, 2017 and 2016, respectively, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers are expected to ask for higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins and adversely impact our business.

We may not be able to obtain necessary hardware, software and operational support.

We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone and the set-top boxes and modems that we lease to our customers. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties; they significantly increase the amount we pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

We recently made several acquisitions, and may make other acquisitions, which exposes us to risks and uncertainties associated with acquisitions.

We completed the NewWave acquisition on May 1, 2017 and the Clearwave acquisition on January 8, 2019. In addition, we may make other acquisitions. Such acquisitions could involve a number of risks and uncertainties, including:

●	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key employees of the acquired businesses;

●	the potential diversion of senior management’s attention from our ongoing operations;

●	the difficulty of maintaining relationships with the customers, suppliers and other business partners of the acquired business;

●	the difficulty and amount of time necessary to realize expected synergies and other benefits of the acquisitions;

●	the risks associated with integrating financial reporting and internal control systems;

●	the difficulty in adapting and expanding information technology systems and other business processes to incorporate the acquired businesses;

●	potential future impairments of goodwill associated with the acquired businesses; and

●	in some cases, the potential for increased regulation.

If an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business or one or more of the other risks and uncertainties identified above occur in connection with our acquisitions, our operations, business, results of operations and financial condition could be materially negatively affected.

Our rebranding may not produce the benefits expected.

In December 2018, we announced that we will be rebranding our business as Sparklight beginning in the summer of 2019. The rebranding will result in significant investment by us and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, we have registered and applied for registration of certain trademarks associated with the rebranding and we will continue to evaluate the registration and maintenance of additional trademarks associated with the rebranding. A failure to obtain or maintain trademark registrations could limit our ability to protect and enforce our trademarks and impede our rebranding and marketing efforts. Our rebranding could also result in the loss of brand recognition, customer loyalty or reputation and could require us to devote additional resources to advertising and marketing our new brand. Our rebranding initiative may not produce the benefits expected and could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

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

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), terrorist attacks, accidental releases of information or similar events, may disrupt our business.

Network and information systems and other technologies are critical to our operating activities, both to internal uses and in supplying data, video and voice services to customers. Network or information system shutdowns or other service disruptions caused by cyber-attacks, such as distributed denial of service attacks, dissemination of malware and other malicious activity, pose increasing risks. Both unsuccessful and successful cyber-attacks on companies have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. From time to time third parties make malicious attempts to access our network. Any successful attempts could result in an unauthorized release of information, degradation to our network and information systems or disruption to our data, video and voice services, all of which could adversely affect our reputation and results of operations.

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

In the ordinary course of our business, we electronically maintain confidential, proprietary and personal information in our information technology systems and networks and those of third-party vendors, including customer, personnel and vendor data. These systems may be targets of attack by cyber criminals or other wrongdoers seeking to steal such information for financial gain or to harm our business operations or reputation. The loss, misuse, compromise, leakage, falsification or accidental release of such information may result in costly investigations, remediation efforts and notification to affected consumers, personnel or vendors. Cyber-attacks could also adversely affect our operating results; consume internal resources and result in government investigations, fines and penalties, litigation or potential liability for us and otherwise harm our business.

Various U.S. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data and sensitive personal information that could be used to commit identity theft. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative and regulatory activity in the privacy area may result in new laws that are relevant to our operations, for example, use of consumer data for marketing or advertising. Claims of failure to comply with our privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our reputation and could have an adverse effect on our business.

We also are subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on or otherwise adversely affect our business.

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

Risks Relating to Regulation and Legislation

The profitability of our data service offerings may be impacted by legislative or regulatory efforts to impose net neutrality and other new requirements on cable operators.

The majority of our Adjusted EBITDA less capital expenditures comes from residential data services, and we expect that a majority of our residential customers will be data-only in the future. We have aligned our resources to emphasize increased sales of data services as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including by charging our data subscribers higher rates based on the overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by any new net neutrality requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could be materially negatively impacted. While the FCC has eliminated most net neutrality requirements, the FCC, Congress, states or the courts may revisit this determination in the future. For example, Congress and numerous states have proposed legislation regarding the net neutrality rules. Several states, including Oregon and Washington (where we have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.

The regulation of broadband activities, including net neutrality obligations, and any related court decisions could cause us to incur additional compliance costs, restrict our ability to profit from our existing broadband network, limit the return we can expect to achieve on past and future investments in our broadband networks and adversely affect our business. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business.

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

Many of the LFAs from whom we have obtained franchises, permits and similar authorizations required to operate our video services business have established comprehensive facilities and service requirements as well as specific customer service standards and monetary penalties for non-compliance. In many cases, our franchises are terminable if we fail to comply with significant provisions set forth in the applicable franchise agreement governing our video operations. Franchises are generally granted for fixed terms and must be periodically renewed. LFAs may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. LFAs often demand concessions or other commitments as a condition to renewal. The traditional cable franchising regime has recently undergone significant change as a result of various Federal and state actions. Some state franchising laws do not allow us to immediately opt into favorable statewide franchising. In many cases, state franchising laws will result in fewer franchise-imposed requirements for our competitors who are new entrants than for us, until we are able to opt into the applicable state franchise. We cannot assure that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisers have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more markets could materially negatively affect our business in the affected geographic area.

In addition, certain of our franchise agreements require that the applicable LFA approve a transfer of control of our Company. Although FCC rules provide that a transfer application shall be deemed granted if it is not acted upon within 120 days after submission, as a practical matter, cable operators often waive the deadline if the LFA has not completed its review to facilitate discussions and thereby avoid an LFA denying the transfer of control. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these franchise agreements in the event of a potential transfer of control of our Company.

We may encounter increased pole attachment costs.

Under U.S. Federal law, we have the right to attach cables carrying video and other services to telephone and similar poles and underground conduits owned by utility companies. In addition, U.S. Federal law requires most telephone and power utilities to charge reasonable rates to cable operators for utilizing space on utility poles or in underground conduits in order to transmit video services to customers. However, because these cables may carry services other than video services, such as voice services, some utility pole owners have sought to impose on cable companies a telecommunications rate for utilizing pole space for voice services, which is higher than the statutory rate charged to cable operators for video services. In May 2010 and again in April 2011, the FCC adopted new requirements relating to pole access and construction practices that were expected to improve the ability of cable operators to attach to utility poles on a timely basis and to lower the pole attachment rate for voice services. In October 2013, the U.S. Supreme Court declined to review a lower court’s decision to uphold the FCC’s pole attachment regulations. The FCC further revised its pole attachment rules in November 2015 to adjust the formula for calculating pole rental rates, which resulted in similar rates for telecommunications attachments and cable attachments and eliminated the ability of utility companies to justify higher rates for pole attachments used to provide broadband internet access service. In July 2017, the U.S. Court of Appeals for the Eighth Circuit upheld the FCC’s November 2015 pole attachment decision. In April 2018, the U.S. Supreme Court declined to review that decision. In October 2017, the FCC adopted a one-touch make-ready policy for pole attachments, which has been challenged by the utility companies. We cannot predict the outcome of this proceeding, or how this proceeding may affect our operations or impose costs on our business. In the meantime, the appropriate method for calculating pole attachment rates for cable operators that provide VoIP services remains unclear, although the FCC’s rule revisions to equalize pole attachment rates and its December 2017 reversal of its previous reclassification of broadband internet access services make this issue less significant. We cannot predict the extent to which regulatory changes may affect our ability over time to secure timely access to poles at reasonable rates for our data, voice and video services. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs and materially negatively impact our operations, business, financial condition and results of operations.

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

The FCC has taken steps and proceedings to relax its media ownership rules, which, among other things, would eliminate restrictions that limit the number of commonly owned television stations per market and restrict newspaper/broadcast and radio/television station cross-ownership and could eventually lead to increasing the cap on the number of television stations that one entity can control nationwide. However, these rule changes have been challenged in Federal court. The FCC also has commenced a new proceeding to review its media ownership rules. These changes or proposed changes could increase the negotiating leverage that broadcasters hold in retransmission consent negotiations and thereby possibly increase the amounts we pay to broadcasters to retransmit their television stations on its cable systems.

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

Risks Relating to Our Indebtedness

We incurred indebtedness in connection with the spin-off and the NewWave and Clearwave acquisitions, and the degree to which we are now leveraged may have a material adverse effect on our business, financial condition or results of operations and cash flows.

In connection with the spin-off in July 2015, we incurred indebtedness in an aggregate principal amount of $550.0 million. In connection with the NewWave acquisition in May 2017, we incurred $250.0 million and $500.0 million of senior secured loans maturing in May 2022 and May 2024, respectively, to finance the acquisition and related fees and expenses and to pay off $93.8 million of our then-existing term loan indebtedness. In connection with the Clearwave acquisition in January 2019, we incurred $250.0 million of senior secured loans maturing in January 2026.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the spin-off and the NewWave and Clearwave acquisitions, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control.

The terms of our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our ability to take some or all of the following actions:

●	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

●	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

●	make investments or acquisitions;

●	sell, transfer or otherwise dispose of certain assets;

●	create or allow to exist liens;

●	enter into sale/leaseback transactions;

●	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

●	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

●	enter into transactions with affiliates;

●	prepay, repurchase or redeem certain kinds of indebtedness;

●	issue or sell stock of our subsidiaries; and/or

●	significantly change the nature of our business.

As a result of all of these restrictions, we may be:

●	limited in how we conduct our business and pursue our strategy;

●	unable to raise additional debt financing to operate during general economic or business downturns; or

●	unable to compete effectively or to take advantage of new business opportunities.

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

As of the end of 2018, we had $730.0 million of outstanding term loans and an additional $195.9 million of undrawn revolving credit commitments with variable rates of interest that expose us to interest rate risks. Additionally, in January 2019, we incurred an additional $250.0 million of term loan indebtedness with a variable rate of interest in connection with the Clearwave acquisition. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we enter into may not fully mitigate our interest rate risk. As a result, our financial condition could be materially negatively affected.

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

Risks Relating to Our Common Stock and the Securities Market

Our stock price may fluctuate significantly, depending on many factors, some of which may be beyond our control.

The market price of our common stock may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results due to factors related to our business;

●	success or failure of our business strategies;

●	our quarterly or annual earnings, or those of other companies in our industry;

●	our ability to obtain financing as needed;

●	announcements by us or our competitors of significant acquisitions or dispositions;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or maintain coverage of, our common stock;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of our Company and our industry;

●	overall market fluctuations;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting our business;

●	changes in capital gains taxes and taxes on dividends affecting stockholders; and

●	general economic conditions and other external factors.

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

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board or certain stockholders holding a significant percentage of the voting power of our outstanding voting stock. These include provisions that:

●	divide our Board into three classes of directors, standing for election on a staggered basis, such that only approximately one-third of the directors constituting our Board may change each year;

●	do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders;

●	provide that only our Chief Executive Officer and a majority of our directors, and not our stockholders, may call a special meeting of our stockholders;

●	require the approval of our Board or the affirmative vote of stockholders holding at least 66 2/3% of the voting power of our capital stock to amend our Amended and Restated By-laws; and

●	limit our ability to enter into business combination transactions with certain stockholders.

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

Our headquarters is located in Phoenix, Arizona. The majority of the offices and headend facilities of our individual cable systems are located in buildings owned by us.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We have generally been named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our cable system architecture, electronic program guides, cable modem technology or VoIP services infringe on process patents held by third parties. In addition, we have been subject to various civil lawsuits in the ordinary course of business, including contract disputes, actions alleging negligence, invasion of privacy, violations of applicable wage and hour laws and statutory and common law claims involving various other matters. We do not view any of these proceedings as material to our business and are currently not subject to any other material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded under the ticker symbol “CABO” on the New York Stock Exchange.

Holders

As of February 22, 2019, there were 339 holders of record of our common stock and 5,703,322 shares of our common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock between July 1, 2015 (the date our stock began trading on the New York Stock Exchange) and December 31, 2018 with the cumulative total returns of the Standard & Poor’s 500 Stock Index, a new custom peer group index (the “New Peer Group”), which was created because of the purchase of one of our peer companies by another entity, and our prior peer group index (the “Prior Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on July 1, 2015 and that dividends, if any, were reinvested. The New Peer Group of data, video and voice services companies includes Altice USA, Inc. (beginning June 22, 2017, when it first became a publicly-traded company); Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc. (beginning May 25, 2017, when it first became a publicly-traded company). The Prior Peer Group of data, video and voice services companies includes Altice USA, Inc. (beginning June 22, 2017, when it first became a publicly-traded company); Charter Communications, Inc.; Comcast Corporation; General Communication, Inc.; and WideOpenWest, Inc. (beginning May 25, 2017, when it first became a publicly-traded company).

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

Purchases of Equity Securities by the Issuer

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2018 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2018 (2)	36	$877.77	-	$154,171
November 1 to 30, 2018 (3)	1,125	$863.38	825	$153,462
December 1 to 31, 2018	3,961	$837.53	3,961	$150,144
Total	5,122	$843.49	4,786

(1)

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock), which was announced on August 7, 2015. The authorization does not have an expiration date. Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.

(2)

Consists of shares withheld from employees to satisfy estimated tax withholding obligations in connection with vesting of restricted stock under the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”). The average price paid per share for the common stock withheld was based on the closing price of our common stock on the vesting date.

(3)

Includes 300 shares purchased by an executive officer of the Company that were not under the publicly announced share repurchase program (which should not be deemed to be an admission that such executive officer is, in fact, an affiliated purchaser of the Company).

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information. We derived the selected consolidated balance sheet information as of December 31, 2018 and 2017, and the selected consolidated statement of operations information for the years ended December 31, 2018, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated balance sheet information as of December 31, 2016, 2015 and 2014, and the selected consolidated statement of operations information for the years ended December 31, 2015 and 2014 from prior consolidated financial statements not included in this Annual Report on Form 10-K.

The selected historical financial data presented below should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. Further, the following factors may impact the cross-period comparability of the information provided in the table below:

●

For each of the periods presented prior to July 1, 2015, we were a separate wholly owned subsidiary of GHC. The financial information for the periods prior to July 1, 2015 may not necessarily reflect what our financial position and results of operations would have been had we been a stand-alone entity during the periods presented, as such historical financial information includes allocations of certain GHC corporate expenses. We believe the assumptions and methodologies underlying the allocation of those expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as a stand-alone entity.

●

The 2018 financial information includes NewWave operations and the 2017 financial information includes eight months of NewWave operations following the completion of our acquisition of NewWave on May 1, 2017.

●	The 2018 and 2017 financial information reflects the prospective adoption of a change in estimate and change in accounting principle for capitalized labor costs effective in the first quarter of 2017.

●

The 2018, 2017 and 2016 financial information reflects the adoption of the new revenue recognition accounting standard. We have elected not to recast our financial information for 2015 or 2014 to reflect the retrospective adoption of the new revenue recognition accounting standard, as allowed by GAAP.

	As of, and for the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
		(As Recasted)	(As Recasted)
Consolidated Balance Sheet Information
Cash and cash equivalents	$264,113	$161,752	$138,040	$119,199	$6,410
Total assets	$2,303,234	$2,204,632	$1,428,361	$1,422,466	$1,283,866
Total debt, including capital lease obligations and excluding unamortized debt issuance costs	$1,180,251	$1,194,642	$545,284	$549,051	$-
Total liabilities	$1,527,876	$1,528,185	$955,195	$974,517	$420,764
Total stockholders’ equity	$775,358	$676,447	$473,166	$447,949	$863,102

Consolidated Statement of Operations Information
Revenues	$1,072,295	$959,956	$819,348	$807,266	$814,812
Net income	$164,760	$235,171	$100,317	$91,822	$147,907
Net income per common share:
Basic	$28.98	$41.40	$17.47	$15.69	$25.31
Diluted	$28.77	$40.92	$17.38	$15.67	$25.31

Consolidated Statement of Stockholders’ Equity Information
Dividends declared per common share	$7.50	$6.50	$6.00	$1.50	$-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our accompanying audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, as well as the discussion in the section of this Annual Report on Form 10-K entitled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may vary materially from those expressed or implied by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

Our Business

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 78% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to 804,865 residential and business customers out of approximately 2.1 million homes passed as of December 31, 2018. Of these customers, 663,074 subscribed to data services, 326,423 subscribed to video services and 125,934 subscribed to voice services.

We generate substantially all our revenues through five primary products. Ranked by share of our total revenues during 2018, they are residential data (46.0%), residential video (32.0%), business services (data, voice and video – 14.5%), residential voice (3.8%) and advertising sales (2.3%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to competition, product maturity and relative costs.

In 2018, our Adjusted EBITDA margins for residential data and business services were approximately six and seven times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 53% and 62% of total residential video revenues. None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are allocated equally on a per PSU basis. Programming costs and retransmission fees have a meaningfully lower impact on business services margins than residential video because business services include data and voice, in addition to video, diminishing the relative impact of programming costs and retransmission fees on that product line as a whole.

Prior to 2012, we were focused on growing revenues through subscriber retention and growth in overall PSUs. Accordingly, our strategies consisted of, among others, offering promotional discounts to new and existing subscribers adding new services and to subscribers purchasing more than one service offering. Since 2012, we have adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. We believe the declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services is primarily due to the increasing use of wireless voice services instead of residential voice services. Beginning in 2013, we shifted our focus away from maximizing customer PSUs and towards growing our higher margin businesses, namely residential data and business services. Separately, we have also focused on retaining customers with a high expected LTV, who are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

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

●

Residential video. Residential video service is a highly competitive business. As we focus on the higher-margin businesses of residential data and business services, we have de-emphasized our residential video business and, as a result, expect residential video revenues to continue to decline in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of homes in the United States deciding to terminate their residential voice services and exclusively use wireless voice services. We believe this trend will continue because of competition from wireless voice service providers. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data and voice customers and revenues, and we expect this growth to continue. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins in products sold to business customers have remained attractive, and we expect this trend to continue.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, OTT video providers and DBS television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We elevated our capital investments between 2012 and 2018 to increase our plant capacities and reliability, launch all-digital video services (which has made available approximately half of average plant bandwidth for data services) and increase data capacity by moving from four-channel bonding to 32-channel bonding (to enable our GigaONE data service). We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave and Clearwave transactions, because we believe these investments are necessary to remain competitive. We expect to spend up to $35 million during 2019, in addition to the combined nearly $27 million spent for NewWave in 2018 and 2017, to enhance those acquired operations by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to legacy Cable One platforms and expanding our high-capacity fiber network.

Our primary business goals are to continue growing residential data and business services, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our industrial engineering-driven cost management, remain focused on customers with high LTV and follow through with further planned investments in broadband plant upgrades and new data service offerings for residential and business customers.

On May 1, 2017, we acquired NewWave, a provider of data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. We paid a purchase price of $740.2 million in cash on a debt-free basis. In connection with the transaction, we amended our existing credit agreement and incurred $750.0 million of senior secured loans which were used to finance the acquisition, repay in full our then-existing term loan and pay related fees and expenses. Refer to notes 4 and 9 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for details on these transactions.

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. We paid a purchase price of $357.0 million in cash on a debt-free basis, subject to customary post-closing adjustments. The acquisition provides us with a premier fiber network within our existing footprint, further enables us to supply our customers with enhanced business services solutions and provides a platform to allow us to replicate Clearwave’s strategy in several of our other markets.

Results of Operations

PSU and Customer Counts

During 2018, our total PSUs decreased 26,491, or 2.3%, compared to our total PSUs as of December 31, 2017. Residential data PSUs and business PSUs increased 15,862 and 4,827, respectively, while residential video PSUs and residential voice PSUs decreased 36,237 and 10,943, respectively. Our total customer relationships increased 7,328, or 0.9%, year-over-year, with increases of 4,089 and 3,239 in business and residential customer relationships, respectively.

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

The following table provides an overview of selected customer data for the time periods specified:

	As of December 31,
	2018	2017	2016
Residential data PSUs	600,716	584,854	469,053
Residential video PSUs (1)	310,475	346,712	306,563
Residential voice PSUs	99,070	110,013	97,724
Total residential PSUs	1,010,261	1,041,579	873,340

Business data PSUs (2)	62,358	58,299	44,855
Business video PSUs	15,948	17,176	13,683
Business voice PSUs (3)	26,864	24,868	18,087
Total business PSUs	105,170	100,343	76,625

Total data PSUs	663,074	643,153	513,908
Total video PSUs	326,423	363,888	320,246
Total voice PSUs	125,934	134,881	115,811
Total PSUs	1,115,431	1,141,922	949,965

Total residential customer relationships	734,250	731,011	605,699
Total business customer relationships	70,615	66,526	51,523
Total customer relationships	804,865	797,537	657,222

(1)

Residential video PSUs include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video PSUs at the individual unit level.

(2)	Business data PSUs include commercial accounts that receive data service via a cable modem and commercial accounts that receive data service optically via fiber connections.
(3)	Business voice customers who have multiple voice lines are only counted once in the PSU total.

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

2018 Compared to 2017

Revenues

Revenues increased $112.3 million, or 11.7%, due primarily to increases in residential data, business services and residential video revenues of $76.5 million, $24.9 million and $10.8 million, respectively. The increase was the result of four additional months of NewWave operations and organic growth in our higher margin product lines of residential data and business services.

Revenues by service offering were as follows for 2018 and 2017, together with the percentages of total revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$492,816	46.0	$416,355	43.4	$76,461	18.4
Residential video	343,344	32.0	332,536	34.6	10,808	3.3
Residential voice	41,278	3.8	43,733	4.6	(2,455)	(5.6)
Business services	155,993	14.5	131,082	13.7	24,911	19.0
Advertising sales	24,919	2.3	24,824	2.6	95	0.4
Other	13,945	1.4	11,426	1.1	2,519	22.0
Total revenues	$1,072,295	100.0	$959,956	100.0	$112,339	11.7

Average monthly revenue per unit for the indicated service offerings were as follows for 2018 and 2017:

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$68.70	$63.28	$5.42	8.6
Residential video (1)	$86.96	$81.07	$5.89	7.3
Residential voice (1)	$32.86	$33.80	$(0.94)	(2.8)
Business services (2)	$187.32	$177.73	$9.59	5.4

(1)

Average monthly revenue per unit values represent the applicable annual residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each year, divided by 12, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated number of PSUs during such period.

(2)

Average monthly revenue per unit values represent annual business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each year, divided by 12, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent business services revenues (excluding installation and activation fees) divided by the pro-rated number of business customer relationships during such period.

Revenues by service offering, excluding the impact of revenues related to legacy NewWave systems, were as follows for 2018 and 2017, together with the percentages of total revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2018		2017		2018 vs. 2017
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$415,503	47.2	$372,876	44.8	$42,627	11.4
Residential video	270,170	30.7	278,445	33.4	(8,275)	(3.0)
Residential voice	34,690	3.9	37,460	4.5	(2,770)	(7.4)
Business services	126,032	14.3	112,110	13.5	13,922	12.4
Advertising sales	23,484	2.7	23,799	2.9	(315)	(1.3)
Other	9,753	1.2	8,007	0.9	1,746	21.8
Total revenues	$879,632	100.0	$832,697	100.0	$46,935	5.6

Average monthly revenue per unit, excluding the impact of revenues and customers related to legacy NewWave systems, were as follows for 2018 and 2017:

	Year Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Residential data (1)	$70.86	$65.49	$5.37	8.2
Residential video (1)	$87.72	$80.49	$7.23	9.0
Residential voice (1)	$34.31	$33.54	$0.77	2.3
Business services (2)	$181.65	$172.62	$9.03	5.2

(1)

Average monthly revenue per unit values represent the applicable annual residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each year, divided by 12.

(2)

Average monthly revenue per unit values represent annual business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each year, divided by 12.

Residential data service revenues increased $76.5 million, or 18.4%, as a result of organic subscriber growth, an additional four months of NewWave operations, a modem rental rate adjustment in the first quarter of 2018, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $10.8 million, or 3.3%, due primarily to an additional four months of NewWave operations and a broadcast television surcharge increase implemented in the first quarter of 2018, partially offset by a 10.5% year-over-year decrease in residential video subscribers.

Residential voice service revenues decreased $2.5 million, or 5.6%, due primarily to a 9.9% year-over-year decrease in residential voice subscribers, partially offset by an additional four months of NewWave operations.

Business services revenues increased $24.9 million, or 19.0%, due primarily to growth in our business data and voice services to small and medium-sized businesses and enterprise customers, an additional four months of NewWave operations and a rate adjustment for business video customers in the first quarter of 2018. Total business customer relationships increased 6.1% year-over-year.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $370.3 million for 2018 and increased $33.2 million, or 9.9%, compared to 2017. Operating expenses as a percentage of revenues were 34.5% for 2018 compared to 35.1% for 2017. The increase in operating expenses attributable to the NewWave operations was $30.5 million. Excluding the expenses associated with the NewWave operations, operating expenses would have been $276.6 million for 2018, an increase of $2.7 million, or 1.0%, compared to 2017. The increase was due primarily to higher repairs and maintenance costs of $1.5 million and programming costs of $1.3 million. Operating expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 31.4% for 2018 compared to 32.9% for 2017.

Selling, general and administrative expenses increased $17.8 million, or 8.7%, to $222.2 million. Selling, general and administrative expenses as a percentage of revenues were 20.7% and 21.3% for 2018 and 2017, respectively. The increase in selling, general and administrative expenses attributable to the NewWave operations was $12.8 million, including $4.6 million for system conversion costs. Excluding the expenses associated with the NewWave operations, selling, general and administrative expenses would have increased $5.0 million, or 2.7%, to $192.8 million due primarily to higher insurance expense of $4.4 million, marketing costs of $2.1 million, rebranding costs of $1.0 million and compensation expense of $0.8 million, partially offset by lower acquisition-related costs of $4.1 million. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 21.9% for 2018 compared to 22.5% for 2017.

Depreciation and amortization expense increased $16.1 million, or 8.9%, including an $18.2 million increase attributable to the NewWave operations. As a percentage of revenues, depreciation and amortization expense was 18.4% for 2018 compared to 18.9% for 2017.

We recognized a net loss on asset disposals of $14.2 million in 2018 compared to $0.6 million in 2017. The prior year amount consisted of a $7.2 million net loss on asset disposals and a gain on the sale of a portion of our previous headquarters property of $6.6 million. The year-over-year increase in the net loss on asset disposals was primarily attributable to a write-off of excess equipment and a higher amount of assets retired as new assets replaced them.

Interest Expense

Interest expense increased $13.6 million, or 28.9%, to $60.4 million due primarily to additional outstanding debt incurred on May 1, 2017 to finance the NewWave acquisition and an increase in interest rates year-over-year.

Other Income

Other income for 2018 primarily consisted of interest income of $4.6 million. Other income for 2017 primarily consisted of interest income of $1.2 million, partially offset by a $0.6 million write-off of debt issuance costs related to the additional debt incurred to finance the NewWave acquisition.

Income Tax Provision (Benefit)

The income tax provision was $47.2 million in 2018 compared to an income tax benefit of $45.0 million in 2017. The year-over-year change was due primarily to a one-time reduction of our 2017 net deferred income tax liability as a result of the Federal tax reform legislation passed in the fourth quarter of 2017. Our effective tax rate was 22.3% and (23.7)% for 2018 and 2017, respectively.

2017 Compared to 2016

Revenues

Revenues increased $140.6 million, or 17.2%, due primarily to increases in residential data, residential video and business services revenues of $70.8 million, $37.8 million and $31.0 million, respectively. The increase was the result of the NewWave operations since May 1, 2017 and organic growth in our higher margin product lines of residential data and business services, partially offset by a decrease in advertising sales revenues.

Revenues by service offering were as follows for 2017 and 2016, together with the percentages of total revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$416,355	43.4	$345,563	42.2	$70,792	20.5
Residential video	332,536	34.6	294,781	36.0	37,755	12.8
Residential voice	43,733	4.6	42,949	5.2	784	1.8
Business services	131,082	13.7	100,034	12.2	31,048	31.0
Advertising sales	24,824	2.6	27,496	3.4	(2,672)	(9.7)
Other	11,426	1.1	8,525	1.0	2,901	34.0
Total revenues	$959,956	100.0	$819,348	100.0	$140,608	17.2

Average monthly revenue per unit for the indicated service offerings were as follows for 2017 and 2016:

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$63.28	$61.68	$1.60	2.6
Residential video (1)	$81.07	$74.84	$6.23	8.3
Residential voice (1)	$33.80	$34.29	$(0.49)	(1.4)
Business services (2)	$177.73	$165.92	$11.81	7.1

(1)

Average monthly revenue per unit values represent the applicable annual residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each year, divided by 12, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated number of PSUs during such period.

(2)

Average monthly revenue per unit values represent annual business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each year, divided by 12, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent business services revenues (excluding installation and activation fees) divided by the pro-rated number of business customer relationships during such period.

Revenues by service offering, excluding the impact of revenues related to legacy NewWave systems, were as follows for 2017 and 2016, together with the percentages of total revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2017		2016		2017 vs. 2016
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$372,876	44.8	$345,563	42.2	$27,313	7.9
Residential video	278,445	33.4	294,781	36.0	(16,336)	(5.5)
Residential voice	37,460	4.5	42,949	5.2	(5,489)	(12.8)
Business services	112,110	13.5	100,034	12.2	12,076	12.1
Advertising sales	23,799	2.9	27,496	3.4	(3,697)	(13.4)
Other	8,007	0.9	8,525	1.0	(518)	(6.1)
Total revenues	$832,697	100.0	$819,348	100.0	$13,349	1.6

Average monthly revenue per unit for the indicated service offerings, excluding the impact of revenues and customers related to legacy NewWave systems, were as follows for 2017 and 2016:

	Year Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Residential data (1)	$65.49	$61.68	$3.81	6.2
Residential video (1)	$80.49	$74.84	$5.65	7.5
Residential voice (1)	$33.54	$34.29	$(0.75)	(2.2)
Business services (2)	$172.62	$165.92	$6.70	4.0

(1)

Average monthly revenue per unit values represent the applicable annual residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each year, divided by 12.

(2)

Average monthly revenue per unit values represent annual business services revenues (excluding installation and activation fees) divided by the average of the number of business customer relationships at the beginning and end of each year, divided by 12.

Residential data service revenues increased $70.8 million, or 20.5%, due primarily to an increase in residential data customers of 24.7% year-over-year as a result of the NewWave operations and organic subscriber growth, a reduction in package discounting and increased subscriptions to premium tiers by residential customers.

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

Business services revenues increased $31.0 million, or 31.0%, due primarily to the NewWave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers and a rate adjustment for business video customers in the first quarter of 2017. Total business customer relationships increased 29.1% year-over-year.

Advertising sales revenues decreased $2.7 million, or 9.7%, due primarily to a decrease in political advertising and fewer video customers to be reached by advertising spots.

Other revenues increased $2.9 million, or 34.0%, due primarily to the NewWave operations.

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

Selling, general and administrative expenses increased $19.4 million, or 10.5%, to $204.4 million for 2017. Selling, general and administrative expenses as a percentage of revenues were 21.3% and 22.6% for 2017 and 2016, respectively. Additional selling, general and administrative expenses attributable to the NewWave operations were $16.6 million for 2017. Increases in severance costs of $4.4 million, deferred compensation expenses of $2.4 million and software maintenance costs of $2.1 million were partially offset by a $3.6 million decrease in labor costs associated with the capitalized labor change and a $1.8 million decrease in employee incentive costs. Excluding the incremental expenses associated with the NewWave operations, selling, general and administrative expenses would have increased $2.8 million, or 1.5%, to $187.8 million for 2017. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the NewWave operations, would have been 22.5% in 2017 compared to 22.6% in 2016.

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

We recognized a $0.6 million net loss on asset disposals in 2017 compared to $2.8 million in 2016. The net loss in 2017 consisted of a $7.2 million loss on disposals of property, plant and equipment, including $2.1 million associated with damage caused by Hurricane Harvey, partially offset by a $6.6 million gain on the sale of a portion of our previous headquarters property.

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

Income Tax Provision (Benefit)

The income tax provision (benefit) decreased $106.7 million, or 173.0%, to a benefit of $45.0 million. The decrease primarily related to a net income tax benefit of $114.0 million associated with a reduction of our net deferred income tax liability as a result of the Federal tax reform legislation passed in the fourth quarter of 2017 and $3.4 million of income tax benefits attributable to equity-based awards recorded throughout 2017. Our effective tax rate was (23.7)% for 2017 and 38.1% for 2016.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset disposals, system conversion costs, rebranding costs, other (income) expense and other unusual operating expenses, as provided in the table below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculation under our outstanding Senior Credit Facilities and Notes (each as defined under “Financial Condition: Liquidity and Capital Resources – Financing Activity” below) to determine compliance with the covenants contained in the Senior Credit Facilities and ability to take certain actions under the Indenture (as defined under “Financial Condition: Liquidity and Capital Resources – Financing Activity” below) governing the Notes. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

		Year Ended December 31,
(in thousands)		2018	2017	2016
Net income (1)		$164,760	$235,171	$100,317

Plus:	Interest expense	60,415	46,864	30,221
	Income tax provision (benefit)	47,224	(45,028)	61,681
	Depreciation and amortization	197,731	181,619	147,839
	Equity-based compensation	10,486	10,743	12,298
	Severance expense	2,347	5,652	1,012
	Loss on deferred compensation	425	2,753	312
	Acquisition-related costs	1,773	5,942	4,719
	Loss on asset disposals, net	14,167	574	2,821
	System conversion costs (2)	5,037	-	-
	Rebranding costs	968	-	-
	Other income, net	(4,487)	(668)	(5,121)

Adjusted EBITDA (1)		$500,846	$443,622	$356,099

(1)	Net income and Adjusted EBITDA for 2018 include the full impact of NewWave operations, while net income and Adjusted EBITDA for 2017 include only eight months of NewWave operations, as NewWave was not acquired until May 1, 2017.
(2)	Comprised of $4.6 million of billing system conversion costs related to NewWave and $0.4 million of enterprise resource planning system implementation costs.

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

The following table shows a summary of our cash flows for the years indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$407,769	$324,486	$257,121
Net cash used in investing activities	(214,295)	(891,167)	(141,607)
Net cash provided by (used in) financing activities	(91,113)	590,393	(96,673)
Increase in cash and cash equivalents	102,361	23,712	18,841
Cash and cash equivalents, beginning of period	161,752	138,040	119,199
Cash and cash equivalents, end of period	$264,113	$161,752	$138,040

During 2018 and 2017, our cash and cash equivalents increased $102.4 million and $23.7 million, respectively. At December 31, 2018 and 2017, we had $264.1 million and $161.8 million of cash on hand and working capital of $184.2 million and $76.7 million, respectively.

Cash provided by operating activities increased $83.3 million in 2018 compared to 2017, which was primarily attributable to an increase in Adjusted EBITDA of $57.2 million and a decrease in cash tax payments of $57.8 million, partially offset by a $13.7 million increase in cash paid for interest and a $1.6 million difference in changes to net operating assets and liabilities. The change in operating cash flows in 2017 compared to 2016 was primarily attributable to an increase in Adjusted EBITDA of $87.5 million and a decrease in cash income tax payments of $13.4 million, partially offset by an $18.8 million difference in changes to net operating assets and liabilities and a $15.4 million increase in cash paid for interest.

Cash used in investing activities during 2018 decreased $676.9 compared to 2017 due primarily to the $727.9 million used to purchase NewWave in 2017, partially offset by the receipt of $10.1 million of proceeds in 2017 from the sale of a non-operating property and a $40.6 million year-over-year increase in capital spending during 2018. The higher use of cash in 2017 compared to 2016 was due primarily to $727.9 million in net cash paid for the NewWave acquisition and a $28.2 million increase in cash paid for capital expenditures.

Cash used in financing activities was $91.1 million and $96.7 million in 2018 and 2016, respectively, and cash provided by financing activities was $590.4 million in 2017. Cash outflows in 2018 primarily related to $42.9 million of dividends paid to stockholders, $26.6 million of common stock repurchases, $14.4 million of long-term debt repayments and $7.2 million of withholding tax payments associated with equity award vesting and exercise activities. Cash inflows in 2017 were primarily attributable to $750.0 million of new debt incurred in connection with the NewWave acquisition, partially offset by long term debt payments, including a $93.8 million term loan repayment, $37.2 million of dividends paid to stockholders, a $15.2 million payment of debt issuance costs and $5.0 million of withholding tax payments associated with equity award vesting and exercise activities. Cash outflows in 2016 primarily consisted of $56.4 million for common stock repurchases, $34.4 million of dividends paid to stockholders, $3.8 million of long-term debt repayments and $2.2 million of withholding tax payments for vested restricted stock awards.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of 2018, we have repurchased 204,647 shares of our common stock at an aggregate cost of $99.8 million. During 2018, we repurchased 38,814 shares at an aggregate cost of $26.6 million.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2018, the Board approved a quarterly dividend of $2.00 per share of common stock, which was paid on December 7, 2018. On February 5, 2019, the Board approved a quarterly dividend of $2.00 per share of common stock to be paid on March 8, 2019 to holders of record as of February 19, 2019.

Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Notes”) pursuant to an indenture (the “Indenture”) dated as of June 17, 2015. The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year. The Notes are jointly and severally guaranteed on a senior unsecured basis (the “Guarantees”) by each of our subsidiaries that guaranteed the Senior Credit Facilities (the “Guarantors”). In addition, if a subsidiary of the Company becomes a guarantor in respect of the Senior Credit Facilities or certain other indebtedness, it is required to provide (subject to customary exceptions) a Guarantee in respect of the Notes. The Notes are unsecured and senior obligations of the Company. The Guarantees are unsecured and senior obligations of the Guarantors. At our option, we may redeem the Notes, in whole or in part, at any time at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, asset sales, transactions with affiliates, changes in control and mergers or sales of all or substantially all of our assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods), which include nonpayment on the Notes, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness over a specified threshold, failure to pay certain judgments over a specified threshold and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the Indenture or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may declare the principal of, and accrued but unpaid interest, if any, on the then outstanding Notes to be due and payable immediately.

On June 30, 2015, we entered into a Credit Agreement among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto. The Credit Agreement provided for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate principal amount of $100 million (the “Original Term Loan Facility” and, together with the Revolving Credit Facility, the “Original Credit Facilities”). Concurrently with our entry into the Credit Agreement, we borrowed the full amount of the Original Term Loan Facility (the “Original Term Loan”).

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

The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $4.1 million at December 31, 2018 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.88% per annum at December 31, 2018. We had $195.9 million available for borrowing under the Revolving Credit Facility at December 31, 2018.

On May 1, 2017, we entered into a Restatement Agreement (the “Restatement Agreement”) with JPMorgan, as administrative agent, and the lenders party thereto, pursuant to which we amended and restated the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”) and incurred $750.0 million of senior secured loans (the “2017 New Loans”), which were used, together with cash on hand, to (i) finance the NewWave acquisition, (ii) repay in full the Original Term Loan and (iii) pay related fees and expenses.

The 2017 New Loans consist of (a) a five-year incremental term “A” loan in an aggregate principal amount of $250.0 million (the “Term Loan A”) and (b) a seven-year incremental term “B” loan in an aggregate principal amount of $500.0 million (the “Term Loan B” and, together with the Term Loan A and the Revolving Credit Facility, the “Senior Credit Facilities”). The obligations under the Amended and Restated Credit Agreement are guaranteed by our wholly owned subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the Guarantors.

On April 23, 2018, we entered into Amendment No. 1 (the “Repricing Amendment”) to the Amended and Restated Credit Agreement to, among other things, decrease the applicable margin for the Term Loan B to 1.75% for LIBOR borrowings and 0.75% for base rate borrowings.

The interest margins applicable to the 2017 New Loans under the Amended and Restated Credit Agreement are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio and (ii) with respect to the Term Loan B, (x) for any date on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter, 1.75% for LIBOR loans and 0.75% for base rate loans. The Term Loan A may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions) and amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The Term Loan B amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of repayment), with the outstanding balance due upon maturity. The Term Loan B may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions), benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement.

We were in compliance with all debt covenants as of December 31, 2018.

As of December 31, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $237.5 million and $492.5 million, respectively, and each bore interest at a rate of 4.28% per annum.

In connection with the Repricing Amendment, we incurred debt issuance costs of $2.1 million, of which $0.1 million was expensed immediately. We recorded $4.2 million, $3.2 million and $1.6 million of debt issuance cost amortization expense for the years ended December 31, 2018, 2017 and 2016, respectively. Unamortized debt issuance costs totaled $17.6 million and $19.6 million at December 31, 2018 and 2017, respectively.

On January 7, 2019, we entered into Amendment No. 2 to the Amended and Restated Credit Agreement with CoBank, ACB, as lender, and JPMorgan, as administrative agent, to provide for a new seven-year incremental term “B” loan in an aggregate principal amount of $250.0 million (the “Term B-2 Loan”). The net proceeds from the Term B-2 Loan were used to finance, in part, our acquisition of Clearwave.

The Term B-2 Loan is an obligation of ours and is guaranteed by our wholly owned subsidiaries that guarantee our other obligations under the Amended and Restated Credit Agreement. The Term B-2 Loan is secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors.

The interest margin applicable to the Term B-2 Loan is, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The Term B-2 Loan may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions) and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. The Term B-2 Loan amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The final maturity of the Term B-2 Loan may be accelerated following an event of default under the Amended and Restated Credit Agreement. Other than with respect to maturity, amortization, prepayment premiums and pricing, the Term B-2 Loan contains terms that are substantially similar to our existing Term Loan B.

Capital Expenditures

We have significant ongoing capital expenditure requirements. In addition, we expect to spend up to $35 million during 2019, in addition to the combined nearly $27 million spent for NewWave in 2018 and 2017, to enhance acquired operations by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to legacy Cable One platforms and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

We have adopted capital expenditure disclosure guidance as supported by the NCTA – The Internet & Television Association (“NCTA”). These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of capital expenditures reported in this Annual Report on Form 10-K are calculated in accordance with NCTA disclosure guidelines.

The following table presents our capital expenditures by category in accordance with NCTA disclosure guidelines for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Customer premise equipment	$56,500	$37,071	$22,248
Commercial	9,832	9,595	8,257
Scalable infrastructure	46,176	40,122	41,017
Line extensions	16,381	15,947	10,470
Upgrade/rebuild	30,081	19,186	17,575
Support capital	58,796	57,442	31,257
Total	$217,766	$179,363	$130,824

Contractual Obligations and Contingent Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2018 (in thousands):

Year Ending December 31,	Programming Purchase Commitments (1)	Operating Lease Payments	Debt Payments (2)	Other Purchase Obligations (3)	Total
2019	$201,894	$1,767	$20,625	$24,385	$248,671
2020	160,489	1,219	26,892	17,095	205,695
2021	88,872	911	30,017	9,560	129,360
2022	8,910	398	630,017	2,760	642,085
2023	6,162	204	5,017	1,581	12,964
Thereafter	3,726	299	467,683	3,648	475,356
Total	$470,053	$4,798	$1,180,251	$59,029	$1,714,131

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on tier placement as of December 31, 2018 and the estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the amounts shown.

(2)	Debt payments include principal repayment obligations as defined by the agreements described in the “Financing Activity” section and capital lease payment obligations.
(3)

Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown. Any amounts for which we are liable under purchase orders are included within accounts payable and accrued liabilities in our consolidated balance sheet.

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $8.9 million, $7.8 million and $5.7 million for 2018, 2017 and 2016, respectively.

●

We pay fees to franchise authorities under multi-year franchise agreements based on a percentage of revenues generated from video service each year. Franchise fees and other franchise-related costs are included in both revenues and operating expenses within the consolidated statements of operations and comprehensive income. Such amounts totaled $16.1 million, $15.7 million and $14.2 million for 2018, 2017 and 2016, respectively.

●

We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $13.3 million and $12.0 million as of December 31, 2018 and 2017, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all our significant accounting policies, see note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

When an indicator of impairment is determined, the first step is to identify the future intent of the asset or asset group: hold for continued use, hold for sale, or dispose by a means other than sale. If the asset is held for continued use and the carrying amount exceeds the undiscounted sum of cash flows expected from the use and eventual disposition of the property, the impairment loss is recognized as the difference between the carrying amount and the estimated fair value of the asset or asset group, and the new cost basis is depreciated over the remaining useful life of the asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value less disposal costs. To the extent the carrying value is greater than the asset’s estimated fair value less disposal costs, an impairment charge is recognized for the difference. If the asset is to be disposed by a means other than sale, the depreciation estimates are revised to reflect the use of the asset over its shortened useful life.

Significant judgments in this area involve determining whether an event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value.

Goodwill and Indefinite-Lived Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2018	2017
Goodwill and indefinite-lived intangible assets	$984,500	$984,266
Total assets	$2,303,234	$2,204,632
Goodwill and indefinite-lived intangible assets as a percentage of total assets	42.7%	44.6%

Goodwill. Goodwill is calculated as the excess of the consideration transferred over the fair value of identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and other agreements. We assess the recoverability of our goodwill as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are established at the geographic division level. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value. Any excess amount is recorded as an impairment charge in the current period (limited to the amount of goodwill recorded). We elected to perform a quantitative assessment for our goodwill in 2018, for which the fair value of each geographic reporting unit was determined by applying a calculated multiple from our peer group companies to each reporting unit’s forecasted cash flow. Based on the assessment, we concluded that the fair value of goodwill for each geographic reporting unit exceeded its carrying value. We did not record any impairment of goodwill in any of the periods presented.

Indefinite-Lived Intangible Assets. Intangible assets with an indefinite life are from franchise agreements that we have with state and local governments allowing us to contract and operate our business within a specified geographic area. We expect our franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. We group the recorded values of our various franchise agreements into geographic divisions or units of account.

We assess the recoverability of our indefinite-lived intangible assets as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We evaluate the unit of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our indefinite-lived intangible assets primarily based on a multi-period excess earnings method (“MPEEM”) analysis that involves significant judgment. When analyzing the fair values indicated under the MPEEM analysis, we also consider multiples of Adjusted EBITDA generated by the underlying assets, current market transactions, and profitability information. If the fair value of our indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We performed a qualitative assessment of our franchise assets in 2018. Based on the assessment, we concluded that it is more likely than not that the fair value of franchise assets in each unit of account exceeded the carrying value of such assets and, therefore, we did not perform a quantitative analysis. We did not recognize any impairment charges in any of the periods presented.

Property, Plant and Equipment

Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2018	2017
Property, plant and equipment, net	$847,979	$831,892
Total assets	$2,303,234	$2,204,632
Property, plant and equipment, net as a percentage of total assets	36.8%	37.7%

Year Ended December 31,	Cash Paid for Property, Plant and Equipment
2018	$215,761
2017	$175,196
2016	$147,014

Property, plant and equipment represents the costs incurred in the design, construction and implementation of plant, infrastructure and capacity improvements and upgrades. Costs associated with the installation and upgrade of services and the acquiring and deploying of customer premise equipment, including materials, internal and external labor costs and related indirect and overhead costs, are also capitalized. Indirect and overhead costs include payroll taxes, insurance and other benefits and vehicle, tool and supply expense related to installation activities. Capitalized labor costs include the direct costs of engineers and technical managers involved in the design and implementation of plant and infrastructure, the costs of technicians involved in the installation and upgrades of services and customer premise equipment, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs capitalized for engineering and technical personnel are based on standards developed by position for the percentage of time spent on capitalized projects while internal labor costs associated with installation and other plant activities are based on standards developed from operational data. Overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

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

Market risk is the potential loss arising from changes in market rates and prices, such as interest rates. As described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity,” our long-term debt at December 31, 2018 consisted of $730.0 million of borrowings under the Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin and $450.0 million of the Notes. Based on the principal outstanding under our Senior Credit Facilities as of December 31, 2018, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $7.3 million. An increase in the market rate of interest applicable to the Notes would not increase our interest expense with respect to the Notes since the rate of interest we are required to pay on the Notes is fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the related notes thereto and the report of the independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Disclosed Material Weakness

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

During the fourth quarter of 2018, the Company successfully completed the conversion of the NewWave billing system to the Company’s legacy billing system and the testing necessary to conclude that the material weakness described above has been remediated.

Changes in Internal Control Over Financial Reporting

Except for the conversion of the NewWave billing system to the Company’s legacy billing system described above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2019 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2019 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2019 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2019 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

4.3	Second Supplemental Indenture, dated as of January 31, 2019, among Cable One, Inc., Delta Communications, L.L.C. and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.1

Tax Matters Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).

10.2

Employee Matters Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).+

10.3	Cable One, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.4	Cable One, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

Exhibit Number	Description

10.5

Form of Stock Appreciation Right Agreement for grants during 2015 and 2016 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).+

10.6	Form of Stock Appreciation Right Agreement for grants during 2017 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.7

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2017 (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.8

Form of Restricted Stock Award Agreement for time-based restricted stock grants during 2017 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.9

Restatement Agreement, dated as of May 1, 2017, among Cable One, Inc., Cable One VoIP, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).

10.10

Amendment No. 1, dated as of April 23, 2018, to the Amended and Restated Credit Agreement among Cable One, Inc., the lenders or other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on April 23, 2018).

10.11

Amendment No. 2, dated as of January 7, 2019, to the Amended and Restated Credit Agreement among Cable One, Inc., the lenders or other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 8, 2019).

10.12

Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.13

Form of Non-Employee Director Restricted Stock Unit Agreement for grants beginning in 2017 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).+

10.14	Form of Stock Appreciation Right Agreement for grants during 2018 (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.15

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.16

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.17	Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants during 2018.*+

Exhibit Number	Description

10.18

Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2018 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.19	Alan H. Silverman Separation Agreement dated November 17, 2017 (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.20	Steven S. Cochran Offer Letter dated July 2, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 8, 2018).+

10.21	Kevin P. Coyle Separation Agreement dated July 2, 2018 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 8, 2018).+

10.22	Form of Stock Appreciation Right Agreement for grants beginning in 2019.*+

10.23	Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2019.*+

10.24	Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2019.*+

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLE ONE, INC. (Registrant)

Date: February 27, 2019	By:	/s/ Julia M. Laulis
Julia M. Laulis
Chair of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julia M. Laulis and Steven S. Cochran, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	February 27, 2019
Julia M. Laulis	(Principal Executive Officer)

/s/ Steven S. Cochran	Senior Vice President and Chief Financial Officer	February 27, 2019
Steven S. Cochran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brad D. Brian	Director	February 27, 2019
Brad D. Brian

/s/ Thomas S. Gayner	Director	February 27, 2019
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	February 27, 2019
Deborah J. Kissire

/s/ Thomas O. Might	Director	February 27, 2019
Thomas O. Might

/s/ Alan G. Spoon	Director	February 27, 2019
Alan G. Spoon

/s/ Wallace R. Weitz	Director	February 27, 2019
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 27, 2019
Katharine B. Weymouth

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cable One, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 27, 2019

We have served as the Company’s auditor since 2014.

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$264,113	$161,752
Accounts receivable, net	29,947	29,930
Income taxes receivable	10,713	21,331
Prepaid and other current assets	13,090	10,898
Total Current Assets	317,863	223,911
Property, plant and equipment, net	847,979	831,892
Intangible assets, net	953,851	965,745
Goodwill	172,129	172,129
Other noncurrent assets	11,412	10,955
Total Assets	$2,303,234	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$94,134	$117,855
Deferred revenue	18,954	15,008
Current portion of long-term debt	20,625	14,375
Total Current Liabilities	133,713	147,238
Long-term debt	1,142,056	1,160,682
Deferred income taxes	242,127	207,154
Other noncurrent liabilities	9,980	13,111
Total Liabilities	1,527,876	1,528,185

Commitments and contingencies (see note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued, and 5,703,402 and 5,731,442 shares outstanding as of December 31, 2018 and 2017, respectively)	59	59
Additional paid-in capital	38,898	28,412
Retained earnings	850,292	728,386
Accumulated other comprehensive loss	(96)	(352)
Treasury stock, at cost (184,497 and 156,457 shares held as of December 31, 2018 and 2017, respectively)	(113,795)	(80,058)
Total Stockholders' Equity	775,358	676,447
Total Liabilities and Stockholders' Equity	$2,303,234	$2,204,632

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands, except per share and share data)	2018	2017	2016
Revenues	$1,072,295	$959,956	$819,348
Costs and Expenses:
Operating (excluding depreciation and amortization)	370,269	337,040	296,577
Selling, general and administrative	222,216	204,384	185,013
Depreciation and amortization	197,731	181,619	147,839
Loss on asset disposals, net	14,167	574	2,821
Total Costs and Expenses	804,383	723,617	632,250
Income from operations	267,912	236,339	187,098
Interest expense	(60,415)	(46,864)	(30,221)
Other income, net	4,487	668	5,121
Income before income taxes	211,984	190,143	161,998
Income tax provision (benefit)	47,224	(45,028)	61,681
Net income	$164,760	$235,171	$100,317

Net income per common share:
Basic	$28.98	$41.40	$17.47
Diluted	$28.77	$40.92	$17.38
Weighted average common shares outstanding:
Basic	5,684,375	5,680,073	5,743,568
Diluted	5,725,963	5,747,037	5,770,960

Other comprehensive income, net of tax	256	94	111
Comprehensive income	$165,016	$235,265	$100,428

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per	Common Stock		Additional Paid-In	Retained	Treasury Stock,	Accumulated Other Comprehensive	Total Stockholders’
share and share data)	Shares	Amount	Capital	Earnings	at cost	Loss	Equity
Balance at December 31, 2015	5,833,442	$59	$4,929	$464,559	$(16,367)	$(557)	$452,623
Net income	-	-	-	100,317	-	-	100,317
Changes in pension, net of tax	-	-	-	-	-	111	111
Equity-based compensation	-	-	12,298	-	-	-	12,298
Issuance of common stock under restricted stock unit awards	947	-	(380)	-	380	-	-
Issuance of equity awards, net of forfeitures	4,247	-	-	-	-	-	-
Repurchase of common stock	(126,797)	-	-	-	(56,370)	-	(56,370)
Withholding tax for equity awards	(3,616)	-	-	-	(2,190)	-	(2,190)
Excess income tax benefits for equity-based compensation activities		-	822	-	-	-	822
Dividends paid to stockholders ($6.00 per common share)	-	-	-	(34,445)	-	-	(34,445)
Balance at December 31, 2016	5,708,223	59	17,669	530,431	(74,547)	(446)	473,166
Net income	-	-	-	235,171	-	-	235,171
Changes in pension, net of tax	-	-	-	-	-	94	94
Equity-based compensation	-	-	10,743	-	-	-	10,743
Issuance of equity awards, net of forfeitures	31,129	-	-	-	-	-	-
Repurchases of common stock	(900)	-	-	-	(528)	-	(528)
Withholding tax for equity awards	(7,010)	-	-	-	(4,983)	-	(4,983)
Dividends paid to stockholders ($6.50 per common share)	-	-	-	(37,216)	-	-	(37,216)
Balance at December 31, 2017	5,731,442	59	28,412	728,386	(80,058)	(352)	676,447
Net income	-	-	-	164,760	-	-	164,760
Changes in pension, net of tax	-	-	-	-	-	256	256
Equity-based compensation	-	-	10,486	-	-	-	10,486
Issuance of equity awards, net of forfeitures	20,800	-	-	-	-	-	-
Repurchases of common stock	(38,814)	-	-	-	(26,582)	-	(26,582)
Withholding tax for equity awards	(10,026)	-	-	-	(7,155)	-	(7,155)
Dividends paid to stockholders ($7.50 per common share)	-	-	-	(42,854)	-	-	(42,854)
Balance at December 31, 2018	5,703,402	$59	$38,898	$850,292	$(113,795)	$(96)	$775,358

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$164,760	$235,171	$100,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,731	181,619	147,839
Amortization of debt issuance cost	4,163	3,174	1,642
Equity-based compensation	10,486	10,743	12,298
Write-off of debt issuance costs	110	613	-
Excess income tax benefits for equity-based compensation activities	-	-	(822)
Gain on sale of cable system	-	-	(4,096)
Increase (decrease) in deferred income taxes	34,973	(87,223)	(1,497)
Loss on asset disposals, net	14,167	574	2,821
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	(17)	18,146	1,773
(Increase) decrease in income taxes receivable	10,618	(16,784)	(4,547)
(Increase) decrease in prepaid and other current assets	(2,192)	5,073	(2,618)
Increase (decrease) in accounts payable and accrued liabilities	(27,853)	6,874	4,052
Increase (decrease) in deferred revenue	3,946	(20,547)	(1,324)
Decrease in income taxes payable	-	-	(5,928)
Change in other noncurrent assets and liabilities, net	(3,123)	(12,947)	7,211
Net cash provided by operating activities	407,769	324,486	257,121

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(727,947)	-
Capital expenditures	(217,766)	(179,363)	(130,824)
Increase (decrease) in accrued expenses related to capital expenditures	2,005	4,167	(16,190)
Proceeds from sale of cable system, net	-	-	6,752
Acquisition of cable system	-	-	(2,672)
Proceeds from sales of property, plant and equipment and other	1,466	11,976	1,327
Net cash used in investing activities	(214,295)	(891,167)	(141,607)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	750,000	-
Payment of debt issuance costs	(2,131)	(15,224)	-
Payments on long-term debt	(14,391)	(100,642)	(3,767)
Repurchases of common stock	(26,582)	(528)	(56,370)
Payment of withholding tax for equity awards	(7,155)	(4,983)	(2,190)
Dividends paid to stockholders	(42,854)	(37,216)	(34,445)
Excess income tax benefits for equity-based compensation activities	-	-	822
Deposits received for asset construction	2,000	-	-
Increase in cash overdraft	-	(1,014)	(723)
Net cash provided by (used in) financing activities	(91,113)	590,393	(96,673)

Increase in cash and cash equivalents	102,361	23,712	18,841
Cash and cash equivalents, beginning of period	161,752	138,040	119,199
Cash and cash equivalents, end of period	$264,113	$161,752	$138,040

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$56,412	$43,327	$28,628
Cash paid for income taxes, net of refunds received	$1,811	$59,622	$73,007

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Cable One, Inc., together with its wholly owned subsidiaries, (collectively, “Cable One,” “us,” “our,” “we” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. At the end of 2018, Cable One provided service to 804,865 residential and business customers, of which 663,074 subscribed to data services, 326,423 subscribed to video services and 125,934 subscribed to voice services.

On May 1, 2017, the Company acquired RBI Holding LLC (“NewWave”) for a purchase price of $740.2 million in cash on a debt-free basis. Refer to note 4 for details on this transaction.

On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $357.0 million in cash on a debt-free basis, subject to customary post-closing adjustments. Refer to note 17 for details on this transaction.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s results of operations for the years ended December 31, 2018, 2017 and 2016 may not be indicative of the Company’s future results.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting. Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. The Company’s operations are organized and managed on the basis of operating systems within its geographic divisions. Each operating system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each operating system deploys similar technology to deliver the Company’s products and services, operates within a similar regulatory environment, has similar economic characteristics and is managed by the Company’s chief operating decision maker as part of an aggregate of all operating systems. Management evaluated the criteria for aggregation under ASC 280 and has concluded that the Company meets each of the respective criteria set forth therein. Accordingly, management has identified one reportable segment.

Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates and underlying assumptions.

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

Under the terms of the Company’s franchise agreements, the Company is generally required to pay to the franchising authority an amount based on the gross amount billed to the customer. The Company normally passes these fees to its customers and reports the fees on a gross basis as a component of revenue with the corresponding costs included in operating expense. The franchise authority assesses the Company directly for these fees and it is the Company’s obligation to pay the fees. The amount of such fees recorded on a gross basis was $16.1 million, $15.7 million and $14.2 million in 2018, 2017 and 2016, respectively.

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

Programming Costs. The Company’s programming costs are fees paid to license the programming that is distributed to video customers and are recorded in the period the services are provided. Programming costs are recorded based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. From time to time, these agreements expire, and programming continues to be distributed, often pursuant to an extension, to customers while the parties negotiate new contractual terms. While payments are typically made under the prior agreement’s terms, the amount of programming costs recorded during these interim periods is based on the Company’s estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim periods are recorded in the period of resolution.

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $28.6 million, $25.3 million and $25.9 million in 2018, 2017 and 2016, respectively.

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

For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.

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

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method for all assets, with the exception of capitalized internal labor, which is depreciated using an accelerated method. The estimated useful lives of each category of property, plant and equipment is as follows (in years):

Cable distribution systems	10	–	12
Customer premise equipment	3	–	5
Other equipment, vehicles and fixtures	3	–	10
Capitalized software	3	–	7
Buildings and improvements	10	–	20

The costs of leasehold improvements are amortized over the lesser of their useful lives or the remaining terms of the respective leases.

Costs associated with the installation and upgrade of services and acquiring and deploying customer premise equipment, including materials, internal and external labor costs and related indirect and overhead costs, are capitalized. Indirect and overhead costs include payroll taxes, insurance and other benefits and vehicle, tool and supply expense related to installation activities. Capitalized labor costs include the direct costs of engineers and technical managers involved in the design and implementation of plant and infrastructure, the costs of technicians involved in the installation and upgrades of services and customer premise equipment, and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. Internal labor costs capitalized for engineering and technical personnel are based on standards developed by position for the percentage of time spent on capitalized projects while internal labor costs associated with installation and other plant activities are based on standards developed from operational data. Overhead costs are capitalized based on standards developed from historical information. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software, including costs associated with coding, software configuration, upgrades and enhancements.

Evaluation of Long-Lived Assets. The recoverability of property, plant and equipment and amortized intangible assets is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered to not be recoverable when the undiscounted estimated future cash flows are less than the asset’s recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed of are determined in a similar manner, but the fair market value is reduced for estimated disposal costs.

Finite-Lived Intangible Assets. Finite-lived intangible assets consist of franchise renewals, customer relationships and trademarks and trade names, and are amortized on a straight-line basis over the respective estimated periods for which the assets will provide economic benefit to the Company.

Indefinite-Lived Intangible Assets. The Company’s intangible assets with an indefinite life are franchise agreements that it has with state and local governments allowing the Company to operate our business within a specified geographic area. The Company expects its franchise agreements to provide it with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company has historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. The Company groups the recorded values of its various franchise agreements into geographic divisions or units of account.

The Company assesses the recoverability of its indefinite-lived intangible assets as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The Company evaluates the unit of account used to test for impairment of its indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, the Company estimates the fair value of its indefinite-lived intangible assets primarily based on a multi-period excess earnings method (“MPEEM”) analysis that involves significant judgment. When analyzing the fair values indicated under the MPEEM analysis, the Company also considers multiples of Adjusted EBITDA generated by the underlying assets, current market transactions, and profitability information. If the fair value of the Company’s indefinite-lived intangible assets were less than the carrying amount, the Company would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.

Goodwill. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and other agreements. The Company assesses the recoverability of its goodwill as of November 30th of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The Company tests goodwill for impairment at the reporting unit level. To determine its reporting units, the Company evaluates the components one level below the segment level and it aggregates the components if they have similar economic characteristics. As a result of this assessment, the Company’s reporting units are established at the geographic division level. The Company evaluates the determination of its reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value. Any excess amount is recorded as an impairment charge in the current period (limited to the amount of goodwill recorded).

Pension and Other Postretirement Benefits. The Company maintains various pension and incentive savings plans. The Company recognizes the overfunded or underfunded status of the defined benefit SERP (as defined in note 14) as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. The Company measures changes in the funded status of its plans using the projected unit credit cost method and several actuarial assumptions, the most significant of which is the discount rate. The Company uses a measurement date of December 31st for its pension and other postretirement benefit plans.

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

Income Taxes. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. This evaluation is made on an ongoing basis. In the event the Company were to determine that it was not able to realize all or a portion of its net deferred income tax assets in the future, the Company would record a valuation allowance, which would impact the provision for income taxes.

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

Asset Retirement Obligations. Certain of the Company’s franchise agreements and lease agreements contain provisions requiring the Company to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could be terminated unexpectedly, which could result in the Company incurring significant expense in complying with restoration or removal provisions. Retirement obligations related to the Company’s lease agreements are de minimis. The Company does not have any significant liabilities related to asset retirement obligations recorded in the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of the amendment is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU was effective January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements, but may have an impact in the future.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard provides a single principles-based, five step model to be applied to all contracts with customers: (i) identify the contract(s) with the customer, (ii) identify the performance obligation(s) in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation(s) in the contract and (v) recognize revenue when each performance obligation is satisfied. The updated guidance also requires additional disclosures regarding the nature and timing of revenue recognition as well as any uncertainty surrounding potential revenue recognition. The Company adopted the updated guidance on January 1, 2018 on a full retrospective basis, which required all periods presented to reflect the impact of the updated guidance. Upon adoption, the Company also implemented changes in the presentation of certain revenues and expenses, which resulted in the deferral of all business installation revenues and residential and business customer acquisition costs, to be recognized over a period of time instead of immediately. Refer to note 3 for further details of the impact on the Company’s 2017 and 2016 consolidated financial statements and the requisite disclosures pertaining to the transition to the new standard.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The update specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and may be adopted either retrospectively or prospectively. The Company is currently evaluating the method of adoption to pursue as well as the expected impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to recognize an allowance for expected lifetime credit losses through earnings concurrent with the recognition of a financial asset measured at amortized cost. The estimate of expected credit losses is required to be adjusted each reporting period over the life of the financial asset. The update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and requires a modified retrospective adoption approach. The Company does not expect ASU 2016-13 to have a material impact on its consolidated financial statements upon adoption, but it may have an impact in the future.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record substantially all of their leases on the balance sheet as a right-of-use asset and a corresponding lease liability, with the exception of short-term leases. The Company will be required to classify each separate lease component as either an operating lease or a finance lease at the lease commencement date. Initial measurement of the right-of-use asset and lease liability is the same for both operating and finance leases, however, expense recognition and amortization of the right-of-use asset differs. Operating leases will reflect lease expense on a straight-line basis similar to current operating leases while finance leases will reflect a front-loaded expense pattern similar to current capital leases. The Company will adopt this guidance beginning in the first quarter of 2019 and anticipates utilizing the modified retrospective transition method by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjusting prior period reported amounts. The Company expects to elect certain practical expedients permitted under the transition guidance. The adoption of this guidance will result in the Company implementing new systems, processes and internal controls and will require additional quantitative and qualitative disclosures around the amount, timing and uncertainty of lease-related cash flows and significant judgments utilized. The Company’s lease portfolio primarily consists of building, land, tower, fiber, equipment and colocation site leases, among others. The Company is currently in the process of determining the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

3.	ADOPTION OF NEW REVENUE RECOGNITION STANDARD

The Company adopted ASC 606 on January 1, 2018 using the full retrospective method, resulting in a recasting of prior period consolidated financial statements. The adoption resulted in the deferral of all business installation revenues and residential and business customer acquisition costs, to be recognized over a period of time, instead of immediately. The impact of the ASC 606 adoption on the comparative 2017 and 2016 consolidated financial statements was as follows (in thousands, except per share data):

	December 31, 2017
	As Reported	ASC 606 Adjustment	As Recasted
Consolidated Balance Sheet Information
Assets
Current Assets:
Accounts receivable, net	$51,141	$(21,211)	$29,930
Prepaid and other current assets	8,160	2,738	10,898
Total Current Assets	242,384	(18,473)	223,911
Other noncurrent assets	6,179	4,776	10,955
Total Assets	$2,218,329	$(13,697)	$2,204,632

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$117,963	$(108)	$117,855
Deferred revenue	38,266	(23,258)	15,008
Total Current Liabilities	170,604	(23,366)	147,238
Deferred income taxes	205,636	1,518	207,154
Other noncurrent liabilities	9,991	3,120	13,111
Total Liabilities	1,546,913	(18,728)	1,528,185

Stockholders' Equity
Retained earnings	723,354	5,032	728,386
Total Stockholders' Equity	671,416	5,031	676,447
Total Liabilities and Stockholders' Equity	$2,218,329	$(13,697)	$2,204,632

	Year Ended December 31, 2017
	As Reported	ASC 606 Adjustment	As Recasted
Consolidated Statement of Operations and Comprehensive Income Information
Revenues	$960,029	$(73)	$959,956
Costs and Expenses:
Selling, general and administrative	204,799	(415)	204,384
Total Costs and Expenses	724,032	(415)	723,617
Income from operations	235,997	342	236,339
Income before income taxes	189,801	342	190,143
Income tax benefit	(44,227)	(801)	(45,028)
Net income	$234,028	$1,143	$235,171

Net income per common share:
Basic	$41.20	$0.20	$41.40
Diluted	$40.72	$0.20	$40.92

Comprehensive income	$234,122	$1,143	$235,265

Consolidated Statement of Cash Flows Information
Net income	$234,028	$1,143	$235,171
Decrease in deferred income taxes	(86,357)	(866)	(87,223)
(Increase) decrease in accounts receivable, net	(3,065)	21,211	18,146
Decrease in prepaid and other current assets	4,950	123	5,073
Increase (decrease) in accounts payable and accrued liabilities	6,982	(108)	6,874
Increase (decrease) in deferred revenue	1,560	(22,107)	(20,547)
Change in other noncurrent assets and liabilities, net	(13,551)	604	(12,947)
Net cash provided by operating activities	$324,486	$-	$324,486

	Year Ended December 31, 2016
	As Reported	ASC 606 Adjustment	As Recasted
Consolidated Statement of Operations and Comprehensive Income Information
Revenues	$819,625	$(277)	$819,348
Costs and Expenses:
Selling, general and administrative	184,024	989	185,013
Total Costs and Expenses	631,261	989	632,250
Income from operations	188,364	(1,266)	187,098
Income before income taxes	163,264	(1,266)	161,998
Income tax provision	62,162	(481)	61,681
Net income	$101,102	$(785)	$100,317

Net income per common share:
Basic	$17.60	$(0.13)	$17.47
Diluted	$17.52	$(0.14)	$17.38

Comprehensive income	$101,213	$(785)	$100,428

Consolidated Statement of Cash Flows Information
Net income	$101,102	$(785)	$100,317
Increase (decrease) in deferred income taxes	(1,090)	(407)	(1,497)
(Increase) decrease in prepaid and other current assets	243	(2,861)	(2,618)
Decrease in deferred revenue	(173)	(1,151)	(1,324)
Change in other noncurrent assets and liabilities, net	2,007	5,204	7,211
Net cash provided by operating activities	$257,121	$-	$257,121

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

●

The net decrease in total liabilities reflects a decrease in deferred revenue to remove amounts billed to customers for which the associated performance obligations have not yet been satisfied, partially offset by the recognition of deferred revenue related to certain up-front and installation fees collected from business customers, which were historically recognized when billed and the net tax effect of these adjustments on deferred assets and liabilities.

●

The changes in revenues and expenses are a result of the deferred recognition of incremental customer acquisition costs and up-front and installation business services fees over a period of time, compared to the historical treatment of immediate recognition.

4.	NEWWAVE ACQUISITION

On May 1, 2017, the Company acquired all the outstanding equity interests in NewWave for $740.2 million in cash on a debt-free basis. Refer to note 9 for details regarding the financing of the transaction. NewWave provides data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. Cable One and NewWave shared similar strategies, customer demographics, and products. Accordingly, the acquisition of NewWave offers the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies.

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

5.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Residential
Data	$492,816	$416,355	$345,563
Video	343,344	332,536	294,781
Voice	41,278	43,733	42,949
Business services	155,993	131,082	100,034
Advertising sales	24,919	24,824	27,496
Other	13,945	11,426	8,525
Total revenues	$1,072,295	$959,956	$819,348

Fees imposed on the Company by various governmental authorities are passed through monthly to the Company’s customers and are periodically remitted to authorities. These fees were $16.1 million, $15.7 million and $14.2 million for 2018, 2017 and 2016, respectively. Further, as the Company acts as principal, these fees are reported in video revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

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

Contract Costs. The Company capitalizes the incremental costs incurred in obtaining customers, such as commission costs and certain third-party costs. Commission expense is recognized using a portfolio approach over the calculated average residential and business customer tenure. Deferred commissions totaled $7.8 million and $7.5 million as of December 31, 2018 and 2017, respectively, and were included within prepaid and other current assets and other noncurrent assets in the consolidated balance sheets. Commission amortization expense was $3.6 million, $3.1 million and $3.7 million for 2018, 2017 and 2016, respectively, and was included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Deferred commissions of $2.9 million included within prepaid and other current assets in the consolidated balance sheet as of December 31, 2018 are expected to be amortized over the next 12 months.

Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $19.0 million and $15.0 million as of December 31, 2018 and 2017, respectively. Nearly all the deferred revenue liabilities existing at December 31, 2017 were recognized within revenues in the consolidated statement of operations and comprehensive income during 2018. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $2.8 million and $3.1 million as of December 31, 2018 and 2017, respectively, and were included within other noncurrent liabilities in the consolidated balance sheets.

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

6.	ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2018	2017
Trade receivables, net	$28,128	$25,014
Other receivables	1,819	4,916
Accounts receivable, net	$29,947	$29,930

The changes in the allowance for doubtful accounts were as follows (in thousands):

	Balance at Beginning of Period	Additions – Charged to Costs and Expenses(1)	Deductions	Balance at End of Period
2018	$1,876	$5,101	$(4,932)	$2,045
2017	$505	$4,925	$(3,554)	$1,876
2016	$864	$2,316	$(2,675)	$505

(1)	Additions for 2017 include a $1.1 million allowance for doubtful accounts assumed as part of the NewWave acquisition.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2018	2017
Accounts payable	$20,790	$21,670
Programming costs	17,092	19,500
Accrued compensation and related benefits	21,314	35,189
Accrued sales and other operating taxes	8,149	6,113
Cash overdrafts	4,689	8,994
Franchise fees	3,870	4,457
Subscriber deposits	5,180	6,540
Customer refunds	1,863	3,498
Accrued insurance costs	3,976	3,312
Other accrued expenses	7,211	8,582
Total accounts payable and accrued liabilities	$94,134	$117,855

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2018	2017
Cable distribution systems	$1,421,820	$1,329,451
Customer premise equipment	220,571	200,175
Other equipment and fixtures	406,011	378,968
Buildings and leasehold improvements	100,625	95,314
Capitalized software	94,801	89,773
Construction in progress	69,163	67,564
Land	11,946	11,585
Property, plant and equipment, gross	2,324,937	2,172,830
Less accumulated depreciation	(1,476,958)	(1,340,938)
Property, plant and equipment, net	$847,979	$831,892

The Company’s industry is capital intensive, and a significant portion of the Company’s resources are spent on capital activities associated with extending, rebuilding and upgrading its network. For the years ended December 31, 2018, 2017 and 2016, cash paid for property, plant and equipment was $215.8 million, $175.2 million and $147.0 million, respectively.

Depreciation expense was $186.0 million, $173.6 million and $147.7 million in 2018, 2017 and 2016, respectively.

In 2017, the Company sold a portion of its previous headquarters property for $10.1 million in gross proceeds and recognized a related gain of $6.6 million. The remaining portion of the property’s carrying value of $4.6 million is included within other noncurrent assets in the consolidated balance sheets as assets held for sale at both December 31, 2018 and 2017.

As previously disclosed in note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K"), the Company changed its accounting for the capitalization of certain internal labor and related costs associated with construction and customer installation activities commencing in the first quarter of 2017. The Company initially classified the entire change as a change in accounting estimate. During the fourth quarter of 2017, the Company determined that a portion of what had previously been reflected as a change in estimate should have been categorized as a change in accounting principle, a portion was determined to be a correction of an error and a portion remained a change in estimate. The changes determined to be a change in estimate or change in accounting principle were applied prospectively for all of 2017. The Company revised its historical consolidated financial statements to properly reflect the impact of the labor capitalization, including the related impact to depreciation expense and income taxes, and corrected for other previously identified immaterial errors, as disclosed in the 2017 Form 10-K.

The Company estimates that the change in principle resulted in a decrease in operating expenses (excluding depreciation and amortization) of approximately $11.3 million and $11.5 million, a decrease in selling, general and administrative expenses of approximately $0.2 million and $0.2 million and an increase in depreciation and amortization expense of $2.9 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively, compared to the results under the prior principle.

8.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill at both December 31, 2018 and 2017 was $172.1 million. The Company elected to perform a quantitative assessment for its goodwill in 2018, for which the fair value of each geographic reporting unit was determined by applying a calculated multiple from the Company’s peer group companies to each reporting unit’s forecasted cash flow. Based on the assessment, the Company concluded that the fair value of goodwill for each geographic reporting unit exceeded its carrying value. The Company did not record any impairment of goodwill in any of the periods presented.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				December 31, 2018			December 31, 2017
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,887	$40	$4,138	$3,886	$252
Customer relationships		14		160,000	19,047	140,953	160,000	7,619	152,381
Trademarks and trade names		2.7		1,300	813	487	1,300	325	975
Total Finite-Lived Intangible Assets				$164,227	$22,747	$141,480	$165,438	$11,830	$153,608

Indefinite-Lived Intangible Assets
Franchise agreements				$812,371			$812,137

Intangible asset amortization expense was $11.7 million, $8.0 million and less than $0.1 million in 2018, 2017 and 2016, respectively.

As of December 31, 2018, the future amortization of currently held intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2019	$11,925
2020	11,437
2021	11,436
2022	11,433
2023	11,431
Thereafter	83,818
Total	$141,480

Actual amortization expense in future periods may differ from the amounts above as a result of new intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

The Company performed a qualitative assessment of its franchise assets in 2018. Based on the assessment, the Company concluded that it is more likely than not that the fair value of franchise assets in each unit of account exceeded the carrying value of such assets and, therefore, the Company did not perform a quantitative analysis. The Company did not recognize any impairment charges in any of the periods presented.

9.	LONG-TERM DEBT

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

At the option of the Company, the Notes are redeemable, in whole or in part, at any time at the redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the redemption date.

The Indenture includes certain covenants relating to debt incurrence, liens, restricted payments, asset sales, transactions with affiliates, changes in control and mergers or sales of all or substantially all of the Company’s assets. The Indenture also provides for customary events of default (subject, in certain cases, to customary grace periods), which include nonpayment on the Notes, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness over a specified threshold, failure to pay certain judgments over a specified threshold and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee under the Indenture or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may declare the principal of, and accrued but unpaid interest, if any, on the then outstanding Notes to be due and payable immediately.

Senior Credit Facilities. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto. The Credit Agreement provided for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Credit Facility”) and a five-year term loan facility in an aggregate principal amount of $100 million (the “Original Term Loan Facility” and, together with the Revolving Credit Facility, the “Original Credit Facilities”). Concurrently with its entry into the Credit Agreement, the Company borrowed the full amount of the Original Term Loan Facility (the “Original Term Loan”).

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

The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility of $4.1 million at December 31, 2018 were held for the benefit of certain general and liability insurance matters and bore interest at a rate of 1.88% per annum at December 31, 2018. The Company had $195.9 million available for borrowing under the Revolving Credit Facility at December 31, 2018.

On May 1, 2017, the Company entered into a Restatement Agreement (the “Restatement Agreement”) with JPMorgan, as administrative agent, and the lenders party thereto, pursuant to which the Company amended and restated the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”) and incurred $750.0 million of senior secured loans (the “2017 New Loans”) which were used, together with cash on hand, to (i) finance the NewWave acquisition, (ii) repay in full the Original Term Loan and (iii) pay related fees and expenses.

The 2017 New Loans consist of (a) a five-year incremental term “A” loan in an aggregate principal amount of $250.0 million (the “Term Loan A”) and (b) a seven-year incremental term “B” loan in an aggregate principal amount of $500.0 million (the “Term Loan B” and, together with the Term Loan A and the Revolving Credit Facility, the “Senior Credit Facilities”). The obligations under the Amended and Restated Credit Agreement are guaranteed by the Company’s wholly owned subsidiaries and are secured, subject to certain exceptions, by substantially all assets of the Company and the Guarantors.

On April 23, 2018, the Company entered into Amendment No. 1 (the “Repricing Amendment”) to the Amended and Restated Credit Agreement to, among other things, decrease the applicable margin for the Term Loan B to 1.75% for LIBOR borrowings and 0.75% for base rate borrowings.

The interest margins applicable to the 2017 New Loans under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio and (ii) with respect to the Term Loan B, (x) for any date on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter, 1.75% for LIBOR loans and 0.75% for base rate loans. The Term Loan A may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions) and amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year after funding, 5.0% per annum for the second year after funding, 7.5% per annum for the third year after funding and 10.0% per annum for the fourth and fifth years after funding (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The Term Loan B amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of repayment), with the outstanding balance due upon maturity. The Term Loan B may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions), benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement.

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

The Company was in compliance with all debt covenants as of December 31, 2018.

As of December 31, 2018, outstanding borrowings under the Term Loan A and Term Loan B were $237.5 million and $492.5 million, respectively, and each bore interest at a rate of 4.28% per annum.

In connection with the Repricing Amendment, the Company incurred debt issuance costs of $2.1 million, of which $0.1 million was expensed immediately. The Company recorded $4.2 million, $3.2 million and $1.6 million of debt issuance cost amortization for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are reflected within interest expense in the consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $17.6 million and $19.6 million at December 31, 2018 and 2017, respectively. These balances are reflected within long-term debt in the consolidated balance sheets.

The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2018	2017
Notes	$450,000	$450,000
Senior Credit Facilities	730,000	744,375
Capital lease obligation	251	267
Total debt	1,180,251	1,194,642
Less unamortized debt issuance costs	(17,570)	(19,585)
Less current portion	(20,625)	(14,375)
Total long-term debt	$1,142,056	$1,160,682

As of December 31, 2018, the future maturities of outstanding debt, including capital lease payment obligations, were as follows (in thousands):

Year Ending December 31,	Amount
2019	$20,625
2020	26,892
2021	30,017
2022	630,017
2023	5,017
Thereafter	467,683
Total	$1,180,251

10.	INCOME TAXES

The Company recognized the income tax effects of the 2017 Federal tax reform legislation (the “2017 Tax Act”) in its consolidated financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740 – Income Taxes. As such, the Company’s consolidated financial statements for 2017 reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC 740 was complete as well as provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC 740 was incomplete but a reasonable estimate could be determined. The Company recognized the provisional tax impacts related to acceleration of depreciation and the revaluation of deferred tax assets and liabilities in its 2017 consolidated financial statements. The accounting was completed when the Company’s 2017 Federal corporate income tax return was filed in 2018.

The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2018
U.S. Federal	$10,214	$32,176	$42,390
State and local	2,284	2,550	4,834
Total	$12,498	$34,726	$47,224

Year Ended December 31, 2017
U.S. Federal	$38,033	$(91,271)	$(53,238)
State and local	4,164	4,046	8,210
Total	$42,197	$(87,225)	$(45,028)

Year Ended December 31, 2016
U.S. Federal	$56,564	$(2,172)	$54,392
State and local	6,688	601	7,289
Total	$63,252	$(1,571)	$61,681

The income tax provision (benefit) is different than the amount of income tax determined by applying the U.S. Federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. Federal taxes at statutory rate	$44,517	$66,550	$56,699
State and local taxes, net of U.S. Federal tax	3,816	5,487	3,994
Benefit from remeasurement of deferred taxes due to the 2017 Tax Act	-	(113,976)	-
Equity-based compensation	(3,690)	(3,089)	-
Other	2,581	-	988
Income tax provision (benefit)	$47,224	$(45,028)	$61,681

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2018	2017
Other benefit obligations	$1,940	$5,779
Equity-based compensation	4,080	4,711
Net operating losses	1,983	2,992
Accrued bonus	1,826	-
Reserves	365	760
Other	1,204	542
Deferred tax assets	11,398	14,784
Property, plant and equipment	119,851	95,345
Goodwill and other intangible assets	131,765	123,745
Prepaid commissions	1,909	1,793
Accrued bonus	-	1,055
Deferred tax liabilities	253,525	221,938
Net deferred income tax liability	$242,127	$207,154

The Company has not established valuation allowances against any U.S. Federal or state deferred tax assets.

There were $1.8 million of tax-effected U.S. Federal tax net operating losses available for carryforward at December 31, 2018, which were generated by NewWave prior to the acquisition and have expiration dates through 2036. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company had $0.2 million of tax-effected state tax net operating loss carryforwards at December 31, 2018 with varying expiration dates through 2036.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the consolidated financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions and has determined that there are no material transactions and no material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the consolidated financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the consolidated financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the consolidated financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. The Company classifies penalties, if applicable, associated with any uncertain tax positions as a component of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

11.	FAIR VALUE MEASUREMENTS

The carrying amounts, fair values and related fair value hierarchies of the Company’s financial assets and liabilities as of December 31, 2018 were as follows (in thousands):

	December 31, 2018
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$238,222	$238,222	Level 1
Liabilities:
Long-term debt, including current portion:
Notes	$450,000	$452,250	Level 2
Senior Credit Facilities	$730,000	$698,975	Level 2

Money market investments are primarily held in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the consolidated balance sheets. The fair values of the Notes and Senior Credit Facilities are estimated based on market prices for similar instruments in active markets (level 2).

The Company’s deferred compensation liability represents the market value of participant balances in a notional investment account that is comprised primarily of mutual funds, whose value is based on observable market prices. However, since the deferred compensation liability is not exchanged in an active market, it is classified as level 2 in the fair value hierarchy.

12.	TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through December 31, 2018, the Company had repurchased 204,647 shares of its common stock at an aggregate cost of $99.8 million. During 2018, the Company repurchased 38,814 shares at an aggregate cost of $26.6 million.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted during 2018 and 2017 were $7.2 million and $5.0 million, for which the Company withheld 10,026 and 7,010 shares of common stock, respectively. Treasury shares of 184,497 held at December 31, 2018 include such shares withheld for withholding tax.

13.	EQUITY-BASED COMPENSATION

On June 5, 2015, the Board adopted the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “Original 2015 Plan”), which became effective July 1, 2015. On May 2, 2017, the Company’s stockholders approved the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”), which automatically terminated, replaced and superseded the Original 2015 Plan, except that any outstanding awards granted under the Original 2015 Plan will remain in effect pursuant to their terms. The 2015 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers and employees of the Company and its affiliates are eligible to be granted one or more of the following types of awards under the 2015 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) restricted stock units (“RSUs”), (6) cash-based awards, (7) performance-based awards, (8) dividend equivalents and (9) other stock-based awards, including, without limitation, performance stock units and deferred stock units. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after May 2, 2027.

The 2015 Plan provides that, subject to certain adjustments for specified corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is 334,870, which is equal to the number of remaining shares of Company common stock available for future issuance under the Original 2015 Plan as of May 2, 2017, regardless of whether such shares were subject to outstanding awards as of such date, and no more than 329,962 shares may be issued pursuant to incentive stock options. At December 31, 2018, 236,547 shares were available for issuance under the 2015 Plan.

Total equity-based compensation expense recognized was $10.5 million, $10.7 million and $12.3 million for 2018, 2017 and 2016, respectively, and was included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $3.7 million related to equity-based awards during 2018. The deferred tax asset related to all outstanding equity-based awards was $4.1 million as of December 31, 2018.

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

The current compensation arrangements for the Company’s non-employee directors provide that each non-employee director is entitled to an annual retainer of $75,000 in cash, plus an additional annual cash retainer for each non-employee director who serves as a committee chair or as lead independent director and approximately $125,000 in RSUs. Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date, subject to the director’s continued service through such vesting date. Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer such settlement until his or her separation from service from the Board. Non-employee directors may elect to defer their annual retainer and receive RSUs in lieu of annual cash fees. Such RSU awards granted on January 3, 2018 vested in full on the date immediately preceding the date of the 2018 annual stockholders’ meeting date and future awards will vest on the date immediately preceding the date of the annual stockholders’ meeting immediately following the grant date, subject to the director’s continued service through such vesting date. Any dividends associated with RSUs granted prior to the 2017 annual grant of RSUs will be converted into dividend equivalent units (“DEUs”), which will be delivered at the time of settlement of the associated RSUs. Commencing with the 2017 annual grant of RSUs, dividends associated with RSUs will be paid out in cash at the time of settlement. As of December 31, 2018, 4,144 RSUs, including DEUs, were vested and deferred.

Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2015	39,744	$383.18
Granted	10,369	$454.75
Forfeited	(1,343)	$389.33
Vested and issued	(10,345)	$383.61
Outstanding as of December 31, 2016	38,425	$402.13
Granted	17,245	$633.34
Granted due to performance achievement	5,006	$433.66
Forfeited	(6,223)	$469.23
Vested and issued	(3,163)	$415.39
Outstanding as of December 31, 2017	51,290	$472.89
Granted	17,098	$715.74
Forfeited	(2,455)	$636.64
Vested and issued	(25,057)	$397.53
Outstanding as of December 31, 2018	40,876	$610.88

Vested and unissued as of December 31, 2018	4,144	$493.96

Compensation expense associated with restricted stock is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense for restricted stock was $6.8 million, $7.5 million and $9.4 million for 2018, 2017 and 2016, respectively. At December 31, 2018, there was $9.7 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.1 years.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2015	135,600	$422.31	$87.22	$1,539
Granted	6,100	$522.50	$106.15	$-
Forfeited	(5,700)	$422.31	$87.22
Outstanding as of December 31, 2016	136,000	$426.80	$88.07	$26,510	8.7
Granted	24,432	$632.15	$140.44	$-	9.1
Exercised	(41,603)	$424.02	$87.54
Forfeited	(16,371)	$422.31	$87.22
Outstanding as of December 31, 2017	102,458	$477.62	$100.91	$23,173	8.1
Granted	21,000	$744.47	$181.21	$-	8.7
Exercised	(27,060)	$435.11	$90.06
Forfeited	(5,793)	$502.08	$108.22
Outstanding as of December 31, 2018	90,605	$550.60	$122.29	$24,673	7.2

Vested and exercisable as of December 31, 2018	26,935	$465.74	$98.09	$9,545	6.4

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Expected volatility	22.22%	20.83%	21.63%
Risk-free interest rate	2.53%	2.13%	1.39%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	0.97%	0.95%	1.16%

Compensation expense associated with SARs is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense for SARs was $3.7 million, $3.3 million and $2.9 million for 2018, 2017 and 2016, respectively. At December 31, 2018, there was $6.3 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.1 years.

The Black-Scholes model used to estimate the fair value of the Company’s SARs requires the input of highly subjective assumptions, including the expected volatility of the price of the Company’s common stock, the risk-free interest rate, the expected term of the SARs and the expected dividend yield of the Company’s common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different in the future. These assumptions for 2018 were determined as follows:

●	Fair Value of Common Stock — Valued by reference to the closing price of the Company’s publicly traded common stock on the date of grant.

●

Expected Volatility — Prior to the spin-off the Company did not have a history of market prices for its common stock, and through 2018 it did not have what the Company considered a sufficient trading history for its common stock to exclusively use historical market prices for its common stock to estimate future volatility. Accordingly, the Company estimated the expected stock price volatility for its common stock by using a combination weighting between its life-to-date historical daily volatility and a leverage-adjusted average volatility of industry peers based on daily price observations over a period equivalent to the expected term of the SAR grants. Industry peers consist of public companies in the cable, satellite and integrated telecommunication services industry similar in size, stage of life cycle and financial leverage.

●	Risk-Free Interest Rate — The risk-free interest rate assumption was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the SARs.

●

Expected Term — The expected term represents the period that the Company’s stock-based awards were expected to be outstanding. Prior to the spin-off, the Company did not have stock-based awards specific to Cable One and therefore did not have a history of the period that its stock-based awards were expected to be outstanding. Accordingly, the expected terms of the awards were based on the “simplified method” which defines the expected term as the average of the contractual term of the SARs and the weighted-average vesting period for all tranches.

●

Expected Dividend Yield — The Company expects to continue to pay quarterly dividends in the future and, as such, the expected dividend yield was calculated as the expected future annual dividend divided by the Company’s closing stock price on the grant date.

14.	POSTEMPLOYMENT BENEFIT PLANS

Pension Plans. The Company’s Supplemental Executive Retirement Plan (the “SERP”) includes a defined benefit portion (the “DB SERP”) and a defined contribution portion (the “DC SERP”). As the DB SERP is unfunded, the Company makes contributions to the DB SERP based on actual benefit payments. No participant or Company contributions to the DC SERP occurred during any of the periods presented in the consolidated financial statements.

The following table sets forth obligation information for the DB SERP (in thousands):

	As of December 31,
	2018	2017
Benefit obligation at beginning of period	$5,187	$5,125
Interest cost	179	196
Actuarial gain	(437)	(123)
Benefits paid	(289)	(11)
Benefit obligation at end of period	$4,640	$5,187

The accumulated benefit obligation for the DB SERP at December 31, 2018 and 2017 was $4.6 million and $5.2 million, respectively. The amounts recorded in the consolidated balance sheets for the DB SERP were as follows (in thousands):

	As of December 31,
	2018	2017
Accounts payable and accrued liabilities	$282	$323
Other noncurrent liabilities	4,358	4,864
Total liabilities	$4,640	$5,187

Key assumptions utilized for determining the benefit obligation included the use of a discount rate of 4.27% and 3.56% for 2018 and 2017, respectively.

The Company recognized $0.2 million in DB SERP expense for each of 2018, 2017 and 2016, which was recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Company contributions to the DB SERP were $0.3 million for the year ended December 31, 2018 and were not material for the years ended December 31, 2017 and 2016.

At December 31, 2018, future estimated benefit payments for the next 10 years were as follows (in thousands):

Year Ending December 31,	Estimated Benefit Payments
2019	$288
2020	288
2021	287
2022	287
2023	286
2024 - 2028	1,459
Total	$2,895

The actuarial loss expected to be recognized during 2019 as a component of net periodic cost for the DB SERP is immaterial.

401(k) Plans. The Company sponsors a 401(k) savings plan (the “401(k) Plan”), which allows eligible employees to contribute a portion of their compensation to the 401(k) Plan, and in some cases, a matching contribution to the 401(k) Plan is made by the Company. The Company recorded matching contributions to the 401(k) Plan of $3.6 million, $3.1 million and $2.8 million for 2018, 2017 and 2016, respectively.

Deferred Compensation. The Company has and may continue to enter into arrangements under the Cable One, Inc. Deferred Compensation Plan with certain current and former executives and officers of the Company who desire to defer all or a portion of their annual cash-based incentives. Upon execution of the agreements, the Company transfers the deferred incentive to a long-term liability. Realized and unrealized market-based gains and losses are applied to the respective outstanding balances at each reporting period such that market-based period gains represent additional compensation expense to the Company and market-based losses represent a reduction of compensation expense.

The Company’s deferred compensation expense was $0.4 million, $2.8 million and $0.3 million for 2018, 2017 and 2016, respectively, and was included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The deferred compensation liability as of December 31, 2018 and 2017 was $3.0 million and $20.2 million, respectively. The current portion of this liability is included within accounts payable and accrued liabilities and the noncurrent portion is included within other noncurrent liabilities in the consolidated balance sheets. The Company distributed $17.1 million of deferred compensation payments in 2018.

15.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share further includes any common shares available to be issued upon vesting or exercise of outstanding equity awards if such inclusion would be dilutive, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$164,760	$235,171	$100,317
Denominator:
Weighted average common shares outstanding - basic	5,684,375	5,680,073	5,743,568
Effect of dilutive equity-based awards (1)	41,588	66,964	27,392
Weighted average common shares outstanding - diluted	5,725,963	5,747,037	5,770,960

Net income per common share:
Basic	$28.98	$41.40	$17.47
Diluted	$28.77	$40.92	$17.38

(1)

Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation. The excluded number of anti-dilutive equity-based awards totaled 1,811, 2,600 and 438 for 2018, 2017 and 2016, respectively.

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

The Company’s rent expense, which primarily includes facility and pole rental expense, was $13.1 million, $11.1 million and $8.1 million for 2018, 2017 and 2016, respectively. The Company has lease obligations under various operating leases, including minimum lease obligations for real estate.

The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2018 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Year Ending December 31,	Programming Purchase Commitments (1)	Operating Lease Payments	Debt Payments (2)	Other Purchase Obligations (3)	Total
2019	$201,894	$1,767	$20,625	$24,385	$248,671
2020	160,489	1,219	26,892	17,095	205,695
2021	88,872	911	30,017	9,560	129,360
2022	8,910	398	630,017	2,760	642,085
2023	6,162	204	5,017	1,581	12,964
Thereafter	3,726	299	467,683	3,648	475,356
Total	$470,053	$4,798	$1,180,251	$59,029	$1,714,131

(1)

Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on tier placement as of December 31, 2018 and the estimated subscriber numbers applied to the per-subscriber rates contained in these contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. In addition, programming purchases sometimes occur pursuant to non-binding commitments, which are not reflected in the amounts shown.

(2)	Debt payments include principal repayment obligations as defined by the agreements described in note 9 and capital lease payment obligations.
(3)

Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown. Any amounts for which the Company is liable under purchase orders are included within accounts payable and accrued liabilities in the consolidated balance sheet.

The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $8.9 million, $7.8 million and $5.7 million for 2018, 2017 and 2016, respectively.

●

The Company pays fees to franchise authorities under multi-year franchise agreements based on a percentage of revenues generated from video service each year. Franchise fees and other franchise-related costs are included in both revenues and operating expenses within the consolidated statements of operations and comprehensive income. Such amounts totaled $16.1 million, $15.7 million and $14.2 million for 2018, 2017 and 2016, respectively.

●

The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $13.3 million and $12.0 million as of December 31, 2018 and 2017, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.

Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and has been a defendant in various civil lawsuits that have arisen in the ordinary course of its business. Such matters include contract disputes; actions alleging negligence; invasion of privacy; trademark, copyright and patent infringement; violations of applicable wage and hour laws; statutory or common law claims involving current and former employees; and other matters. Although the outcomes of any legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, the Company believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Regulation in the Company’s Industry. The operation of a cable system is extensively regulated by the Federal Communications Commission (the “FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The Telecommunications Act of 1996 altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the voice services market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing telephone companies to provide video programming in their own telephone service areas. Future legislative and regulatory changes could adversely affect the Company’s operations.

GHC Agreements. On June 16, 2015, Cable One entered into several agreements with GHC that set forth the principal actions taken in connection with the spin-off and that govern the relationship of the parties following the spin-off, including a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The aggregate costs and reimbursements paid to GHC totaled $0.4 million, $0.4 million and $5.5 million in 2018, 2017 and 2016, respectively.

17.	SUBSEQUENT EVENTS

On November 9, 2018, the Company entered into an agreement to acquire Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. The acquisition provides the Company with a premier fiber network within its existing footprint, further enables the Company to supply its customers with enhanced business services solutions and provides a platform to allow the Company to replicate Clearwave’s strategy in several of its other markets. The transaction closed on January 8, 2019 and was funded with cash on hand and the additional term loan borrowings described below. The Company paid a purchase price of $357.0 million in cash on a debt-free basis, subject to customary post-closing adjustments.

On January 7, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement with CoBank, ACB, as lender, and JPMorgan, as administrative agent, to provide for a new seven-year incremental term “B” loan in an aggregate principal amount of $250 million (the “Term B-2 Loan”).

The Term B-2 Loan is an obligation of the Company and is guaranteed by the wholly owned subsidiaries that guarantee the other obligations under the Amended and Restated Credit Agreement. The Term B-2 Loan is secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors.

The interest margin applicable to the Term B-2 Loan is, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The Term B-2 Loan may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions) and is not subject to the financial maintenance covenants under the Amended and Restated Credit Agreement. The Term B-2 Loan amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The final maturity of the Term B-2 Loan may be accelerated following an event of default under the Amended and Restated Credit Agreement. Other than with respect to maturity, amortization, prepayment premiums and pricing, the Term B-2 Loan contains terms that are substantially similar to the existing Term Loan B.

The Company is currently in the process of finalizing the accounting for the acquisition of Clearwave and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter 2019.

18.	SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	Year Ended December 31, 2018 (Unaudited)
(in thousands, except per share and share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$265,761	$268,414	$268,268	$269,852
Total costs and expenses	$201,100	$197,746	$204,949	$200,588
Income from operations	$64,661	$70,668	$63,319	$69,264
Net income	$40,653	$43,785	$38,314	$42,008

Net income per common share:
Basic	$7.13	$7.70	$6.75	$7.40
Diluted	$7.08	$7.65	$6.70	$7.34

Weighted average common shares outstanding:
Basic	5,702,539	5,687,095	5,674,224	5,674,067
Diluted	5,742,648	5,722,869	5,717,575	5,723,528

	Year Ended December 31, 2017 (Unaudited)
(in thousands, except per share and share data)	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter
Revenues	$207,434	$240,991	$253,833	$257,698
Total costs and expenses	$148,858	$183,497	$192,918	$198,344
Income from operations	$58,576	$57,494	$60,915	$59,354
Net income	$32,113	$27,860	$30,905	$144,293

Net income per common share:
Basic	$5.66	$4.91	$5.44	$25.38
Diluted	$5.60	$4.85	$5.37	$25.09

Weighted average common shares outstanding:
Basic	5,671,838	5,678,394	5,680,600	5,684,785
Diluted	5,730,901	5,745,617	5,753,910	5,750,420

(1)	Does not include NewWave operations.
(2)	Includes two months of NewWave operations.