Form 10-Q
period 2019-03-31
Cable One, Inc.
filed 2019-05-10
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36863

Cable One, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3060083
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 E. Earll Drive, Phoenix, Arizona	85012
(Address of Principal Executive Offices)	(Zip Code)

(602) 364-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	CABO	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of May 3, 2019
Common stock, par value $0.01	5,699,603

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$187,559	$264,113
Accounts receivable, net	28,410	29,947
Income taxes receivable	4,658	10,713
Prepaid and other current assets	21,742	13,090
Total Current Assets	242,369	317,863
Property, plant and equipment, net	965,396	847,979
Intangible assets, net	1,039,427	953,851
Goodwill	355,347	172,129
Other noncurrent assets	21,698	11,412
Total Assets	$2,624,237	$2,303,234

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$92,216	$94,134
Deferred revenue	24,096	18,954
Current portion of long-term debt	24,892	20,625
Total Current Liabilities	141,204	133,713
Long-term debt	1,385,475	1,142,056
Deferred income taxes	269,816	242,127
Other noncurrent liabilities	58,707	9,980
Total Liabilities	1,855,202	1,527,876

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,699,330 and 5,703,402 shares outstanding as of March 31, 2019 and December 31, 2018, respectively)	59	59
Additional paid-in capital	41,919	38,898
Retained earnings	877,644	850,292
Accumulated other comprehensive loss	(29,165)	(96)
Treasury stock, at cost (188,569 and 184,497 shares held as of March 31, 2019 and December 31, 2018, respectively)	(121,422)	(113,795)
Total Stockholders' Equity	769,035	775,358
Total Liabilities and Stockholders' Equity	$2,624,237	$2,303,234

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Revenues	$278,605	$265,761
Costs and Expenses:
Operating (excluding depreciation and amortization)	94,518	94,739
Selling, general and administrative	61,443	50,949
Depreciation and amortization	53,844	48,778
Loss on asset disposals, net	1,103	6,634
Total Costs and Expenses	210,908	201,100
Income from operations	67,697	64,661
Interest expense	(18,096)	(14,723)
Other income, net	1,802	617
Income before income taxes	51,403	50,555
Income tax provision	12,664	9,902
Net income	$38,739	$40,653

Net Income per Common Share:
Basic	$6.83	$7.13
Diluted	$6.78	$7.08
Weighted Average Common Shares Outstanding:
Basic	5,674,120	5,702,539
Diluted	5,716,585	5,742,648

Deferred gain (loss) on cash flow hedges and other, net of tax	$(29,069)	$1
Comprehensive income	$9,670	$40,654

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2018	5,703,402	$59	$38,898	$850,292	$(96)	$(113,795)	$775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	38,739	-	-	38,739
Deferred loss on cash flow hedges and other, net of tax	-	-	-	-	(29,069)	-	(29,069)
Equity-based compensation	-	-	3,021	-	-	-	3,021
Issuance of equity awards, net of forfeitures	5,222	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,310)	-	-	-	-	(2,554)	(2,554)
Dividends paid to stockholders ($2.00 per common share)	-	-	-	(11,395)	-	-	(11,395)
Balance at March 31, 2019	5,699,330	$59	$41,919	$877,644	$(29,165)	$(121,422)	$769,035

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2017	5,731,442	$59	$28,412	$728,386	$(352)	$(80,058)	$676,447
Net income	-	-	-	40,653	-	-	40,653
Changes in pension, net of tax	-	-	-	-	1	-	1
Equity-based compensation	-	-	2,338	-	-	-	2,338
Issuance of equity awards, net of forfeitures	14,077	-	-	-	-	-	-
Repurchases of common stock	(3,311)	-	-	-	-	(2,295)	(2,295)
Withholding tax for equity awards	(9,767)	-	-	-	-	(7,199)	(7,199)
Dividends paid to stockholders ($1.75 per common share)	-	-	-	(10,035)	-	-	(10,035)
Balance at March 31, 2018	5,732,441	$59	$30,750	$759,004	$(351)	$(89,552)	$699,910

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$38,739	$40,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,844	48,778
Amortization of debt issuance cost	1,118	970
Equity-based compensation	3,021	2,338
Increase (decrease) in deferred income taxes	7,102	5,710
Loss on asset disposals, net	1,103	6,634
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable, net	2,831	4,453
Decrease in income taxes receivable	6,055	4,549
Increase in prepaid and other current assets	(8,341)	(8,576)
Increase (decrease) in accounts payable and accrued liabilities	1,442	(11,663)
Increase in deferred revenue	820	2,772
Other, net	(3,356)	(1,926)
Net cash provided by operating activities	104,378	94,692

Cash flows from investing activities:
Purchase of business, net of cash acquired	(356,917)	-
Capital expenditures	(46,627)	(41,019)
Decrease in accrued expenses related to capital expenditures	(7,751)	(4,826)
Proceeds from sales of property, plant and equipment	6,326	226
Net cash used in investing activities	(404,969)	(45,619)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	-
Payment of debt issuance costs	(2,410)	-
Payments on long-term debt	(4,531)	(2,816)
Repurchases of common stock	(5,073)	(2,295)
Payment of withholding tax for equity awards	(2,554)	(7,199)
Dividends paid to stockholders	(11,395)	(10,035)
Change in cash overdraft	-	(2,987)
Net cash provided by (used in) financing activities	224,037	(25,332)

Increase (decrease) in cash and cash equivalents	(76,554)	23,741
Cash and cash equivalents, beginning of period	264,113	161,752
Cash and cash equivalents, end of period	$187,559	$185,493

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$9,421	$7,072
Cash paid for income taxes, net of refunds received	$(59)	$35

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. As of March 31, 2019, Cable One provided service to 818,330 residential and business customers, of which 678,385 subscribed to data services, 320,611 subscribed to video services and 125,486 subscribed to voice services.

On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million in cash on a debt-free basis. Refer to note 2 for details on this transaction and note 7 for details on the related financing.

Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”).

The December 31, 2018 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2018 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.

Certain amounts in the tables in this Quarterly Report on Form 10-Q may not foot due to rounding.

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

Recently Adopted Accounting Pronouncements. In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU was effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and also simplifies the application of hedge accounting under GAAP. The ASU was effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record substantially all of their leases on the balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability with the exception of short-term leases. The Company is required to classify each separate lease component as an operating or a finance lease at the lease commencement date. Initial measurement of the ROU asset and lease liability is the same for both operating and finance leases, however, expense recognition and amortization of the ROU asset differs. Operating leases reflect lease expense on a straight-line basis similar to previous operating leases while finance leases reflect a front-loaded expense pattern similar to previous capital leases. The Company adopted the updated guidance on January 1, 2019.

With respect to the adoption of ASU 2016-02, the Company elected the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption is as originally reported under ASC 840 - Leases. Upon adoption on January 1, 2019, the Company recorded ROU assets of $14.9 million and lease liabilities of $13.3 million. The adoption of this guidance did not have a material impact on Company’s consolidated financial statements.

The new standard provides several optional practical expedients in transition. The Company elected the lessee and lessor transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.

The Company also made certain lessee accounting policy elections, including a short-term lease exception policy, permitting the exclusion of short-term leases (leases with terms of 12 months or less) from the recognition requirements of the standard, and an accounting policy to account for lease and non-lease components as a single component for all classes of assets. The portfolio approach, which allows a lessee to account for its leases at a portfolio level, was elected for certain equipment and fiber leases in which the difference in accounting for each asset separately would not have been materially different from accounting for the assets as a combined unit. As a lessee, the Company also elected the practical expedient not to reevaluate whether any expired or existing land easements are, or contain, leases.

The Company provides residential and business customers with certain hardware to deliver data, video and voice services. As a lessor, the Company elected the practical expedient not to separate lease components from the associated non-lease component for all classes of assets. The Company concluded the non-lease components would otherwise be accounted for under the new revenue recognition standard and both the timing and pattern of transfer are the same for the non-lease components and associated lease component based on the interrelated nature of the services provided and the underlying leased hardware and, if accounted for separately, the lease component would be classified as an operating lease.

Refer to note 6 for the requisite disclosures regarding the amount, timing and any uncertainty regarding lease-related cash flows.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The update specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. The Company is currently evaluating its method of adoption as well as the expected impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to recognize an allowance for expected lifetime credit losses through earnings concurrent with the recognition of a financial asset measured at amortized cost. The estimate of expected credit losses is required to be adjusted each reporting period over the life of the financial asset. The update is effective for annual and interim periods beginning after December 15, 2019 and requires a modified retrospective adoption approach. The Company does not expect ASU 2016-13 to have a material impact on its consolidated financial statements upon adoption, but it may have an impact in the future.

2.	CLEARWAVE ACQUISITION

On November 9, 2018, the Company entered into an agreement to acquire Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. The acquisition provides the Company with a premier fiber network within its existing footprint, further enables the Company to supply its customers with enhanced business services solutions and provides a platform to allow the Company to replicate Clearwave’s strategy in several of its other markets. The transaction closed on January 8, 2019 and was funded with cash on hand and the additional seven-year incremental term “B” loan borrowings described in note 7. The Company paid a purchase price of $358.8 million in cash on a debt-free basis.

The Company accounted for the Clearwave acquisition as a business combination pursuant to ASC 805 - Business Combinations. Accordingly, acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the three months ended March 31, 2019, the Company incurred acquisition-related costs of $5.2 million, including $3.3 million associated with the Clearwave acquisition. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statement of operations and comprehensive income.

In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date. The following table summarizes the current allocation of the purchase price consideration as of the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$1,913
Accounts receivable	1,294
Prepaid and other current assets	311
Property, plant and equipment	120,472
Intangible assets	89,700
Other noncurrent assets	3,533
Total Assets Acquired	$217,223

Liabilities Assumed
Accounts payable and accrued liabilities	$2,128
Deferred revenue	4,322
Deferred income taxes	30,104
Other noncurrent liabilities	5,057
Total Liabilities Assumed	$41,611

Net assets acquired	$175,612
Purchase price consideration	358,830
Goodwill recognized	$183,218

Acquired identifiable intangible assets consist of the following (dollars in thousands):

	Preliminary Fair Value	Preliminary Useful Life (in years)
Customer relationships	$83,000	17
Trademark and trade name	$6,700	Indefinite

No residual value was assigned to the acquired customer relationships.

The acquisition produced $183.2 million of goodwill, increasing the Company’s goodwill balance from $172.1 million at December 31, 2018 to $355.3 million at March 31, 2019. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. Goodwill arising from the Clearwave acquisition is not deductible for tax purposes.

For the period from January 8, 2019 to March 31, 2019, the Company recognized revenue of $6.1 million and net income of $1.0 million from Clearwave operations, which included acquired intangible assets amortization expense of $1.1 million.

3.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Residential
Data	$129,812	$119,859
Video	83,802	88,760
Voice	9,624	10,671
Business services	47,143	37,688
Advertising sales	4,729	5,241
Other	3,495	3,542
Total revenues	$278,605	$265,761

Fees imposed on the Company by various governmental authorities are passed through monthly to the Company’s customers and are periodically remitted to authorities. These fees were $4.1 million for both the three months ended March 31, 2019 and 2018. As the Company acts as principal, these fees are reported in video revenues on a gross basis with corresponding expenses included within operating expenses in the condensed consolidated statements of operations and comprehensive income.

Other revenues are comprised primarily of customer late charges and reconnect fees.

Net accounts receivable from contracts with customers totaled $27.9 million and $29.8 million at March 31, 2019 and December 31, 2018, respectively.

Deferred commissions totaled $7.5 million and $7.8 million at March 31, 2019 and December 31, 2018, respectively, and were included within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Commission amortization expense was $1.0 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Deferred commissions of $2.7 million included within prepaid and other current assets in the condensed consolidated balance sheet as of March 31, 2019 are expected to be amortized over the next 12 months.

Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $24.1 million and $19.0 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $19.0 million of current deferred revenue at December 31, 2018, $18.1 million was recognized during the three months ended March 31, 2019. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $5.1 million and $2.8 million as of March 31, 2019 and December 31, 2018, respectively, and were included within other noncurrent liabilities in the condensed consolidated balance sheets.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Cable distribution systems	$1,565,103	$1,421,820
Customer premise equipment	223,665	220,571
Other equipment and fixtures	410,134	406,011
Buildings and leasehold improvements	102,942	100,625
Capitalized software	97,097	94,801
Construction in progress	61,645	69,163
Land	12,228	11,946
Right-of-use assets	5,069	-
Property, plant and equipment, gross	2,477,883	2,324,937
Less accumulated depreciation	(1,512,487)	(1,476,958)
Property, plant and equipment, net	$965,396	$847,979

Depreciation expense was $49.7 million and $46.0 million for the three months ended March 31, 2019 and 2018, respectively.

In January 2019, the remaining portion of the Company's previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million. The property’s carrying value of $4.6 million was included within other noncurrent assets in the condensed consolidated balance sheet as assets held for sale at December 31, 2018.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $355.3 million and $172.1 million at March 31, 2019 and December 31, 2018, respectively. The increase related to goodwill recognized upon the acquisition of Clearwave in January 2019. The Company has not historically recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				March 31, 2019			December 31, 2018
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,889	$38	$2,927	$2,887	$40
Customer relationships	14	–	17	243,000	23,048	219,952	160,000	19,047	140,953
Trademark and trade name		2.7		1,300	934	366	1,300	813	487
Total Finite-Lived Intangible Assets				$247,227	$26,871	$220,356	$164,227	$22,747	$141,480

Indefinite-Lived Intangible Assets
Franchise agreements				$812,371			$812,371
Trademark and trade name				6,700			-
Total Indefinite-Lived Intangible Assets				$819,071			$812,371

Intangible asset amortization expense was $4.1 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the future amortization of intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2019 (remaining nine months)	$12,574
2020	16,319
2021	16,318
2022	16,315
2023	16,313
Thereafter	142,517
Total	$220,356

Actual amortization expense in future periods may differ from the amounts above as a result of new intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

6.        LEASES

As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for certain buildings and fiber optic networks. These leases have remaining lease terms ranging from under 1 year to 24 years, with some including an option to extend the lease for up to 15 additional years and some including an option to terminate the lease within 1 year.

As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from under one year to eight years, with some including a lessee option to extend the leases for up to five additional years and some including an option to terminate the lease within one year.

Significant judgment is required when determining whether a fiber optic contract contains a lease, defining the duration of the lease term and selecting the discount rate.

●

The Company concluded it was the lessee or lessor for fiber arrangements only when the asset is specifically identifiable and both substantially all the economic benefit is obtained and the right to direct the use of the asset exists.

●

The Company’s lease terms are only for periods in which there are enforceable rights. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. The Company’s lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

●

Most of the Company’s leases do not contain an implicit interest rate. Therefore, the Company held discussions with lenders, evaluated its published credit score and incorporated interest rates on currently-held debt in determining discount rates that reflect what the Company would pay to borrow on a collateralized basis over similar terms for its lease obligations.

As of March 31, 2019, additional operating leases that have not yet commenced were not material.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

March 31, 2019
ROU Assets
Property, plant and equipment, net:
Financing leases	$4,961
Other noncurrent assets:
Operating leases	$14,654

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$3,913
Current portion of long-term debt:
Financing leases	$205
Long-term debt:
Financing leases	$3,398
Other noncurrent liabilities:
Operating leases	$10,493
Total:
Financing leases	$3,603
Operating leases	$14,406

The components of the Company’s lease expense were as follows (in thousands):

Three Months Ended March 31,
2019
Finance lease expense:
Amortization of ROU assets	$109
Interest on lease liabilities	68
Operating lease expense	1,178
Short-term lease expense	244
Variable lease expense	67
Total lease expense	$1,666

Finance lease expense is included within depreciation and amortization expense and interest expense, and operating lease expense is included within operating expenses and selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income.

Supplemental lessee financial information is as follows (dollars in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$156
Finance leases - operating cash flows	$68
Operating leases - operating cash flows	$1,229
ROU assets obtained in exchange for new lease liabilities:
Finance leases	$577
Operating leases (1)	$4,982
Weighted average remaining lease term:
Finance leases (years)	12.7
Operating leases (years)	4.7
Weighted average discount rate:
Finance leases	7.96%
Operating leases	5.14%

__________

(1)	Includes $3.3 million of ROU assets acquired in the Clearwave transaction.

As of March 31, 2019, the future maturities of existing lease liabilities were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2019 (remaining nine months)	$250	$3,497
2020	477	3,979
2021	490	2,975
2022	501	1,967
2023	508	1,668
Thereafter	3,599	2,019
Total	5,825	16,105
Less present value discount	(2,222)	(1,699)
Lease liability	$3,603	$14,406

As of December 31, 2018, the Company’s outstanding operating lease obligations under the previous accounting guidance were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$1,767
2020	1,219
2021	911
2022	398
2023	204
Thereafter	299
Total	$4,798

Lessor Financial Information. The Company’s lease income was as follows (in thousands):

Three Months Ended March 31,
2019
Lease income relating to lease payments	$119

As of March 31, 2019, the future maturities of existing lease receivables were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (remaining nine months)	$325
2020	374
2021	245
2022	42
2023	30
Thereafter	77
Total	$1,093

As of March 31, 2019, the current and noncurrent portions of operating lease receivables were $0.4 million and $0.7 million, respectively, and were included within accounts receivable and other noncurrent assets in the condensed consolidated balance sheet, respectively.

7.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Notes (as defined below)	$450,000	$450,000
Senior Credit Facilities (as defined below)	975,625	730,000
Lease liabilities	3,603	251
Total debt	1,429,228	1,180,251
Less unamortized debt issuance costs	(18,861)	(17,570)
Less current portion	(24,892)	(20,625)
Total long-term debt	$1,385,475	$1,142,056

Notes. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Notes”). The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the subsidiaries that guarantee the Senior Credit Facilities (as defined below). The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year. The indenture governing the Notes provides for early redemption of the Notes, at the option of the Company, at the prices and subject to the terms specified in the indenture.

Senior Credit Facilities. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto, which provided for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Revolving Credit Facility”).

On May 1, 2017, the Company and the lenders amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) and the Company incurred $750 million of senior secured loans (the “2017 New Loans”), the proceeds of which were used, together with cash on hand, to finance the acquisition of NewWave Communications (“NewWave”), repay in full the existing term loans and pay related fees and expenses. The 2017 New Loans consist of a five-year term “A” loan in an original aggregate principal amount of $250 million (the “Term Loan A”) and a seven-year term “B” loan in an original aggregate principal amount of $500 million (the “Term Loan B”).

On January 7, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”) with CoBank, ACB (“CoBank”), as lender, and JPMorgan, as administrative agent, and incurred a new seven-year incremental term “B” loan in an aggregate principal amount of $250 million (the “Term Loan B-2” and, together with the Revolving Credit Facility, the Term Loan A and the Term Loan B, the “Senior Credit Facilities”), the proceeds of which were used to finance, in part, the Clearwave acquisition.

The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors.

The Term Loan A, Term Loan B and Term Loan B-2 may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio, (ii) with respect to the Term Loan B, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter, 1.75% for LIBOR loans and 0.75% for base rate loans, and (iii) with respect to the Term Loan B-2, 2.00% for LIBOR loans and 1.00% for base rate loans.

The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $425.0 million under the Amended and Restated Credit Agreement plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is no greater than 1.80 to 1.00.

The Company was in compliance with all debt covenants as of March 31, 2019.

As of March 31, 2019, outstanding borrowings under the Term Loan A, Term Loan B and Term Loan B-2 were $234.4 million, $491.3 million and $250.0 million, respectively, and bore interest at rates of 4.25%, 4.25% and 4.49% per annum, respectively. Letter of credit issuances under the Revolving Credit Facility totaled $4.1 million and the Company had $195.9 million available for borrowing under the Revolving Credit Facility at March 31, 2019.

In connection with Amendment No. 2, the Company incurred capitalizable debt issuance costs of $2.4 million. The Company recorded $1.1 million and $1.0 million of debt issuance cost amortization for the three months ended March 31, 2019 and 2018, respectively. These amounts are reflected within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $18.9 million and $17.6 million at March 31, 2019 and December 31, 2018, respectively. These amounts are reflected as a reduction to long-term debt in the condensed consolidated balance sheets.

As of March 31, 2019, the future maturities of outstanding debt, excluding lease liability payment obligations, were as follows (in thousands):

Year Ending December 31,	Amount
2019 (remaining nine months)	$18,125
2020	29,375
2021	32,500
2022	632,500
2023	7,500
Thereafter	705,625
Total	$1,425,625

8.	INTEREST RATE SWAPS

The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest expense on its variable rate LIBOR debt. Under the first swap agreement, with respect to a notional amount of $850.0 million, the Company’s monthly payment obligation is determined at a fixed base rate of 2.653% beginning in March 2019. Under the second swap agreement, which is a forward-starting interest rate swap with respect to a notional amount of $350.0 million, the Company’s monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturity at the election of the Company or the financial institution counterparty as provided in each swap agreement. The Company does not hold any derivative instruments for speculative trading purposes. As of March 31, 2019, the Company’s interest rate swap liabilities were recorded at their combined fair value of $38.6 million, with the current and noncurrent portions reflected in accounts payable and accrued expenses and other noncurrent liabilities, respectively, within the condensed consolidated balance sheet.

Changes in the fair values of the interest rate swaps are reported through other comprehensive income until the underlying hedged debt’s interest expense impacts net income, at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income to interest expense. A $38.6 million, or $29.1 million net of tax, loss was recorded through other comprehensive income within the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2019. The Company expects that $2.3 million of this loss in accumulated other comprehensive income within the condensed consolidated balance sheet will be reclassified to interest expense within the condensed consolidated statement of operations and comprehensive income within the next 12 months. The Company recognized a $0.1 million loss on interest rate swaps during the three months ended March 31, 2019, which was reflected in interest expense within the condensed consolidated statement of operations and comprehensive income.

9.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2019 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of March 31, 2019 were as follows (dollars in thousands):

	March 31, 2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$49,579	$49,579	Level 1
Commercial paper	$119,729	$119,553	Level 2
Liabilities:
Long-term debt, including current portion, excluding debt issuance costs:
Notes	$450,000	$458,438	Level 2
Senior Credit Facilities	$975,625	$973,828	Level 2
Other noncurrent liabilities, including current portion:
Interest rate swaps	$38,585	$38,585	Level 2

Money market investments are primarily held in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (Level 1). Commercial paper is primarily held with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (Level 2). Money market investments and commercial paper with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the Notes and Senior Credit Facilities are estimated based on market prices for similar instruments in active markets (Level 2). Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2). The current portion of the Company’s interest rate swaps is included within accounts payable and accrued expenses while the long-term portion is included within other noncurrent liabilities in the condensed consolidated balance sheet.

The Company’s deferred compensation liability was $2.5 million and $3.0 million at March 31, 2019 and December 31, 2018, respectively. The current portion of this liability is included within accounts payable and accrued liabilities and the noncurrent portion is included within other noncurrent liabilities in the condensed consolidated balance sheets. This liability represents the market value of participant balances in a notional investment account that is comprised primarily of mutual funds, whose value is based on observable market prices. However, since the deferred compensation liability is not exchanged in an active market, it is classified as Level 2 in the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. The assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in the Clearwave acquisition were recorded at fair value on the acquisition date of January 8, 2019, subject to potential future measurement period adjustments discussed in note 2. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the three months ended March 31, 2019 or 2018.

10.	TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through March 31, 2019, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. During the three months ended March 31, 2019, the Company repurchased 5,984 shares at an aggregate cost of $5.1 million.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The Company remitted $2.6 million during the three months ended March 31, 2019, for which the Company withheld 3,310 shares of common stock. Treasury shares of 188,569 held at March 31, 2019 include such shares withheld for withholding tax.

11.	EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At March 31, 2019, 202,753 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity-based awards is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense was $3.0 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $1.0 million related to equity-based awards during the three months ended March 31, 2019. The deferred tax asset related to all outstanding equity-based awards was $3.5 million as of March 31, 2019.

Restricted Stock Awards. Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity during the three months ended March 31, 2019 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	40,876	$610.88
Granted	10,710	$811.98
Forfeited	(3,122)	$687.64
Vested and issued	(10,656)	$483.60
Outstanding as of March 31, 2019	37,808	$697.38

Vested and unissued as of March 31, 2019	4,146	$494.17

Equity-based compensation expense for restricted stock was $1.8 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $13.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights. A summary of SAR activity during the three months ended March 31, 2019 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	90,605	$550.60	$122.29	$24,673	7.2
Granted	22,500	$811.96	$191.42	$-	9.8
Exercised	(521)	$422.31	$87.22
Forfeited	(979)	$422.31	$87.22
Outstanding as of March 31, 2019	111,605	$605.02	$136.70	$42,004	7.9

Vested and exercisable as of March 31, 2019	34,873	$508.15	$109.83	$16,503	7.0

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the three months ended March 31, 2019 were as follows:

2019
Expected volatility	21.82%
Risk-free interest rate	2.39%
Expected term (in years)	6.25
Expected dividend yield	0.98%

Equity-based compensation expense for SARs was $1.2 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $9.3 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.4 years.

12.	INCOME TAXES

The Company’s effective tax rate was 24.6% and 19.6% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate primarily related to a $1.4 million decrease in income tax benefits attributable to equity-based compensation awards and a $0.9 million increase in income tax expenses attributable to state effective tax rate changes recorded during the three months ended March 31, 2019.

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

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$38,739	$40,653
Denominator:
Weighted average common shares outstanding - basic	5,674,120	5,702,539
Effect of dilutive equity-based awards (1)	42,465	40,109
Weighted average common shares outstanding - diluted	5,716,585	5,742,648

Net income per common share:
Basic	$6.83	$7.13
Diluted	$6.78	$7.08

__________

(1)

Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation. The excluded number of anti-dilutive equity-based awards totaled 2,739 and 5,355 for the three months ended March 31, 2019 and 2018, respectively.

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

Fidelity Acquisition. On April 1, 2019, the Company entered into a definitive agreement with Fidelity Communications Co. to acquire its data, video and voice business and certain related assets (collectively, “Fidelity”) for $525.9 million in cash, subject to customary post-closing adjustments. Fidelity is a cable operator that provides residential and business services to customers throughout greater Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Cable One and Fidelity share similar strategies, customer demographics and products. Accordingly, the acquisition of Fidelity offers the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies. The all-cash transaction is expected to be funded through a combination of cash on hand, revolving credit facility capacity and the proceeds of the new indebtedness described below. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to be completed during the fourth quarter of 2019.

Delayed Draw Incremental Term Loan B-3. On April 12, 2019, the Company and certain of its subsidiaries entered into Amendment No. 3 to the Amended and Restated Credit Agreement (“Amendment No. 3”) with CoBank, as lender, and JPMorgan, as administrative agent, to provide for a new delayed draw incremental term “B-3” loan facility in an aggregate principal amount of $325.0 million (the “Term Loan B-3”). Subject to the satisfaction of certain conditions, the Company may borrow under the Term Loan B-3 in a single drawing at any time prior to October 9, 2019. No amounts have been drawn under the Term Loan B-3 as of May 9, 2019.

The Term Loan B-3 will mature on January 7, 2026 and may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions). The interest rate applicable to the Term Loan B-3 will be, at the Company’s option, equal to LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The principal amount of the Term Loan B-3 will amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

The Company will be required to pay a ticking fee, which will accrue at a per annum rate that will range between 0.375% and 0.625%, on the daily average unused amount of the aggregate commitments of the lender under the Term Loan B-3, accruing during the period commencing on May 28, 2019 up to, but excluding, the date on which the lender’s commitments under the Term Loan B-3 terminate.

Second Restatement Agreement to Amended and Restated Credit Agreement. On May 8, 2019, the Company and its wholly owned subsidiaries entered into a Second Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto, to amend and restate the Amended and Restated Credit Agreement (the “Second Restatement Agreement”).

The Second Restatement Agreement provides for a new senior secured term “A” loan facility in an aggregate principal amount of $250.0 million (the “New Term Loan A”), a new senior secured delayed draw term “A” loan facility in an aggregate principal amount of $450.0 million (the “Delayed Draw Term Loan A”) and a new $350.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”). The Second Restatement Agreement did not alter the principal terms of the Company’s previously established Term Loan B, Term Loan B-2 and Term Loan B-3.

A portion of the proceeds from the new credit facilities were used to refinance the Company's existing Revolving Credit Facility and Term Loan A, and the Company intends to use the remaining proceeds, together with the proceeds of the Term Loan B-3 and cash on hand, to redeem the Notes on or after June 15, 2019, to finance the acquisition of Fidelity and for other general corporate purposes. This Quarterly Report on Form 10-Q is not, and shall not be deemed to be, a notice of optional redemption of the Notes.

The New Term Loan A and New Revolving Credit Facility will mature on May 8, 2024 (unless certain of the Company’s existing indebtedness remains outstanding after certain specified dates, in which case the final maturity date of both facilities will be an earlier date as specified in the documentation for the new credit facilities). The New Term Loan A and New Revolving Credit Facility will bear interest, at the Company’s option, at a rate per annum determined by reference to either LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings will be a rate per annum between 1.25% and 1.75% and with respect to adjusted base rate borrowings will be a rate per annum between 0.25% and 0.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total net leverage ratio.

The principal amount of the New Term Loan A will amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year following the closing date, 2.5% per annum for the second year following the closing date, 5.0% per annum for the third year following the closing date, 7.5% per annum for the fourth year following the closing date and 12.5% per annum for the fifth year following the closing date (in each case subject to customary adjustments in the event of any prepayment or in the event the Delayed Draw Term Loan A is drawn), with the balance due upon maturity.

The Delayed Draw Term Loan A will be available in a single drawing until February 8, 2020. Any loans under this Delayed Draw Term Loan A will have the same terms as, and will constitute one class of term loans with, the loans under the New Term Loan A described above.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	uncertainties as to the timing of the anticipated acquisition of Fidelity and the risk that the transaction may not be completed in a timely manner or at all;
●

the possibility that any or all of the various conditions to the consummation of the anticipated acquisition of Fidelity may not be satisfied or waived, including failure to receive any required regulatory approvals (or any conditions, limitations or restrictions placed in connection with such approvals);

●

the effect of the announcement or pendency of the Fidelity transaction on our and Fidelity’s ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;

●	risks related to management’s attention being diverted from our ongoing business operations;
●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the Fidelity transaction;
●	our ability to integrate Fidelity’s operations into our own
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any new significant acquisitions by us;
●	risks that our rebranding may not produce the benefits expected;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers; and
●	the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to in our 2018 Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2018 Form 10-K. Our results of operations for the three months ended March 31, 2019 may not be indicative of our future results.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 750 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 78% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to 818,330 residential and business customers out of approximately 2.1 million homes passed as of March 31, 2019. Of these customers, 678,385 subscribed to data services, 320,611 subscribed to video services and 125,486 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first three months of 2019, they are residential data (46.6%), residential video (30.1%), business services (data, voice and video – 16.9%), residential voice (3.5%) and advertising sales (1.7%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to differences in competition, product maturity and relative costs.

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. We paid a purchase price of $358.8 million in cash on a debt-free basis. The acquisition provides us with a premier fiber network within our existing footprint, further enables us to supply our customers with enhanced business services solutions and provides a platform to allow us to replicate Clearwave’s strategy in several of our other markets.

On April 1, 2019, we entered into a definitive agreement with Fidelity Communications Co. to acquire its data, video and voice business and certain related assets for $525.9 million in cash, subject to customary post-closing adjustments. Fidelity is a cable operator that provides residential and business services to customers throughout greater Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Cable One and Fidelity share similar strategies, customer demographics and products. Accordingly, the acquisition of Fidelity offers us opportunities for revenue growth and Adjusted EBITDA margin expansion as well as the potential to realize cost synergies. The all-cash transaction is expected to be funded through a combination of cash on hand, revolving credit facility capacity and the proceeds of new indebtedness. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to be completed during the fourth quarter of 2019.

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We elevated our capital investments between 2012 and 2018 to increase our plant capacities and reliability, launch all-digital video services (which has made available approximately half of average plant bandwidth for data services) and increase data capacity by moving from four-channel bonding to 32-channel bonding (to enable our 1 Gigabit per second download speed data service, GigaONE®). We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave and Clearwave transactions, because we believe these investments are necessary to remain competitive. We expect to spend up to $35 million during 2019 to enhance those acquired operations by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to Cable One platforms and expanding our high-capacity fiber network.

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

Results of Operations

Adoption of New Lease Accounting Standard

We adopted the new lease accounting standard, ASC 842 - Leases, effective January 1, 2019, using the “Comparatives Under 840 Option” approach to transition. The adoption resulted in the recognition of ROU assets and lease liabilities for substantially all leases within the condensed consolidated balance sheet. No prior period amounts were retroactively adjusted as a result of the adoption. Refer to notes 1 and 6 to the condensed consolidated financial statements for additional details.

PSU and Customer Counts

During the 12 months ended March 31, 2019, our total PSUs decreased 9,862, or 0.9%, compared to our total PSUs as of March 31, 2018. Residential data PSUs and business services PSUs increased 19,355 and 9,492, respectively, while residential video PSUs and residential voice PSUs decreased 29,005 and 9,704, respectively. Our total customer relationships increased 17,194, or 2.1%, year-over-year, with a 9,565 increase in residential customer relationships and a 7,629 increase in business customer relationships.

The following table provides an overview of selected customer data for the time periods specified:

	As of March 31,		Annual Net Gain/(Loss)
	2019	2018	Change	% Change
Residential data PSUs	611,417	592,062	19,355	3.3
Residential video PSUs (1) (2)	305,030	334,035	(29,005)	(8.7)
Residential voice PSUs	96,904	106,608	(9,704)	(9.1)
Total residential PSUs	1,013,351	1,032,705	(19,354)	(1.9)

Business data PSUs (3)	66,968	59,488	7,480	12.6
Business video PSUs	15,581	16,839	(1,258)	(7.5)
Business voice PSUs (4)	28,582	25,312	3,270	12.9
Total business services PSUs	111,131	101,639	9,492	9.3

Total data PSUs	678,385	651,550	26,835	4.1
Total video PSUs	320,611	350,874	(30,263)	(8.6)
Total voice PSUs	125,486	131,920	(6,434)	(4.9)
Total PSUs	1,124,482	1,134,344	(9,862)	(0.9)

Residential customer relationships	743,141	733,576	9,565	1.3
Business customer relationships	75,189	67,560	7,629	11.3
Total customer relationships	818,330	801,136	17,194	2.1

__________

(1)

Residential video PSUs include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video PSUs at the individual unit level.

(2)

During the first quarter of 2019, the number of residential video PSUs increased by approximately 7,150 as a result of conforming the methodology for counting residential video PSUs following the NewWave billing system conversion. NewWave’s legacy billing system counted residential bulk multi-dwelling accounts at the property level, while our billing system counts residential bulk multi-dwelling accounts for video PSUs at the individual unit level.

(3)	Business data PSUs include commercial accounts that receive data services via a cable modem and commercial accounts that receive data services optically via fiber connections.
(4)	Business voice customers who have multiple voice lines are only counted once in the PSU total.

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

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Revenues

Revenues increased $12.8 million, or 4.8%, due primarily to increases in residential data and business services revenues of $10.0 million and $9.5 million, respectively. The increase was the result of organic growth in our higher margin product lines of residential data and business services, the acquired Clearwave operations, a residential video rate adjustment and the implementation of modem rental charges to certain business customers, partially offset by decreases in residential video and voice and advertising sales revenues.

Revenues by service offering were as follows for the three months ended March 31, 2019 and 2018, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		2019 vs. 2018
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$129,812	46.6	$119,859	45.1	$9,953	8.3
Residential video	83,802	30.1	88,760	33.4	(4,958)	(5.6)
Residential voice	9,624	3.5	10,671	4.0	(1,047)	(9.8)
Business services	47,143	16.9	37,688	14.2	9,455	25.1
Advertising sales	4,729	1.7	5,241	2.0	(512)	(9.8)
Other	3,495	1.2	3,542	1.3	(47)	(1.3)
Total revenues	$278,605	100.0	$265,761	100.0	$12,844	4.8

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Residential data (1)	$70.80	$67.12	$3.68	5.5
Residential video (1)	$90.54	$86.92	$3.62	4.2
Residential voice (1)	$32.54	$32.84	$(0.30)	(0.9)
Business services (2)	$213.04	$187.38	$25.66	13.7

_________

(1)

Average monthly revenue per unit values represent the applicable quarterly residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent residential services revenues (excluding installation and activation fees) divided by the pro-rated number of PSUs during such period.

(2)

Average monthly revenue per unit values represent quarterly business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated average monthly revenue per unit values represent business services revenues divided by the pro-rated number of business customer relationships during such period.

Residential data service revenues increased $10.0 million, or 8.3%, as a result of organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $5.0 million, or 5.6%, due primarily to an 8.7% year-over-year decrease in residential video subscribers, partially offset by a rate adjustment beginning in February 2019.

Residential voice service revenues decreased $1.0 million, or 9.8%, due primarily to a 9.1% year-over-year decrease in residential voice subscribers.

Business services revenues increased $9.5 million, or 25.1%, due primarily to growth in our business data and voice services to small and medium-sized businesses and enterprise customers, the acquired Clearwave operations and implementation of modem rental charges to certain business customers during the first quarter of 2019. Total business customer relationships increased 11.3% year-over-year.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $94.5 million in the first quarter of 2019 and decreased $0.2 million, or 0.2%, compared to the first quarter of 2018. Operating expenses as a percentage of revenues were 33.9% for the first quarter of 2019 compared to 35.6% for the year-ago quarter.

Selling, general and administrative expenses were $61.4 million for the first quarter of 2019 and increased $10.5 million, or 20.6%, compared to the first quarter of 2018. The increase was primarily attributable to acquisition-related costs incurred during the first quarter of 2019, an increase in marketing costs and additional expenses related to Clearwave operations. Selling, general and administrative expenses as a percentage of revenues were 22.1% and 19.2% for the first quarter of 2019 and 2018, respectively.

Depreciation and amortization expense was $53.8 million for the first quarter of 2019 and increased $5.1 million, or 10.4%, compared to the first quarter of 2018. The increase was due primarily to new assets placed in service since the first quarter of 2018 and additional depreciation and amortization related to the acquired Clearwave operations, partially offset by assets that became fully depreciated since the first quarter of 2018. As a percentage of revenues, depreciation and amortization expense was 19.3% for the first quarter of 2019 compared to 18.4% for the first quarter of 2018.

We recognized a $1.1 million net loss on asset disposals during the first quarter of 2019 compared to a $6.6 million net loss on asset disposals in the first quarter of 2018. The first quarter of 2019 included a gain on the sale of a non-operating property that housed our former headquarters, while the prior year quarter included more asset disposals.

Interest Expense

Interest expense increased $3.4 million, or 22.9%, to $18.1 million, driven by additional outstanding debt and an increase in interest rates year-over-year.

Income Tax Provision

The income tax provision increased $2.8 million, or 27.9%. Our effective tax rate was 24.6% and 19.6% for the first quarter of 2019 and 2018, respectively. The increase in the effective tax rate primarily related to a $1.4 million decrease in income tax benefits attributable to equity-based compensation and a $0.9 million increase in income tax expenses attributable to state effective tax rate changes during the first quarter of 2019.

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

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under our outstanding Senior Credit Facilities and Notes to determine compliance with the covenants contained in the Amended and Restated Credit Agreement, as amended and restated, and the ability to take certain actions under the indenture governing the Notes. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended March 31,		2019 vs. 2018
(dollars in thousands)	2019	2018	$ Change	% Change
Net income	$38,739	$40,653	$(1,914)	(4.7)

Plus: Interest expense	18,096	14,723	3,373	22.9
Income tax provision	12,664	9,902	2,762	27.9
Depreciation and amortization	53,844	48,778	5,066	10.4
Equity-based compensation	3,021	2,338	683	29.2
Severance expense	163	130	33	25.4
(Gain) loss on deferred compensation	175	(84)	259	NM
Acquisition-related costs	5,223	-	5,223	NM
Loss on asset disposals, net	1,103	6,634	(5,531)	(83.4)
System conversion costs (1)	1,396	840	556	66.2
Rebranding costs	510	-	510	NM
Other income, net	(1,802)	(617)	(1,185)	192.1

Adjusted EBITDA	$133,132	$123,297	$9,835	8.0

__________

NM = Not meaningful.

(1) Comprised of $1.0 million of enterprise resource planning system implementation costs for the first quarter of 2019 and $0.4 million and $0.8 million of NewWave billing system conversion costs for the first quarter of 2019 and 2018, respectively.

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, payments of quarterly dividends, share repurchases and to fund the Fidelity acquisition. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations and acquisitions, make planned capital expenditures, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

During the first quarter of 2019, our cash and cash equivalents decreased $76.6 million. At March 31, 2019, we had $187.6 million of cash on hand compared to $264.1 million at December 31, 2018. Our working capital was $101.2 million and $184.2 million at March 31, 2019 and December 31, 2018, respectively.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$104,378	$94,692	$9,686	10.2
Net cash used in investing activities	(404,969)	(45,619)	(359,350)	NM
Net cash provided by (used in) financing activities	224,037	(25,332)	249,369	NM
Increase (decrease) in cash and cash equivalents	(76,554)	23,741	(100,295)	NM
Cash and cash equivalents, beginning of period	264,113	161,752	102,361	63.3
Cash and cash equivalents, end of period	$187,559	$185,493	$2,066	1.1

__________

NM = Not meaningful.

Net cash provided by operating activities was $104.4 million and $94.7 million for the first quarter of 2019 and 2018, respectively. The $9.7 million year-over-year increase was primarily attributable to an increase in Adjusted EBITDA of $9.8 million and a $12.1 million difference in the change in accounts payable and accrued liabilities, partially offset by higher interest and acquisition-related costs.

Net cash used in investing activities was $405.0 million and $45.6 million for the first quarter of 2019 and 2018, respectively. The $359.4 million increase in cash used from the prior year period was due primarily to the Clearwave acquisition in the first quarter of 2019.

Net cash provided by financing activities was $224.0 million for the first quarter of 2019 compared to net cash used in financing activities of $25.3 million for the first quarter of 2018. The $249.4 million change in net cash flows from the prior year period was primarily a result of new debt incurred in the first quarter of 2019 to finance, in part, the Clearwave acquisition.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the first quarter of 2019, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. During the first quarter of 2019, we repurchased 5,984 shares at an aggregate cost of $5.1 million.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2019, the Board approved a quarterly dividend of $2.00 per share of common stock, which was paid on March 8, 2019.

Financing Activity

On June 17, 2015, we issued $450.0 million aggregate principal amount of 5.75% senior unsecured notes due 2022. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that guarantee the Senior Credit Facilities. The Notes mature on June 15, 2022 and interest is payable on June 15th and December 15th of each year.

The indenture governing the Notes provides for early redemption of the Notes, at our option, at the prices and subject to the terms specified in the indenture.

On June 30, 2015, we entered into the Credit Agreement with the lenders party thereto, JPMorgan, as administrative agent, and the other agents party thereto, which provided for a five-year Revolving Credit Facility in an aggregate principal amount of $200.0 million.

On May 1, 2017, we and the lenders amended and restated the Credit Agreement and we incurred $750.0 million of 2017 New Loans, the proceeds of which were used, together with cash on hand, to finance the NewWave acquisition, repay in full the then-existing term loans and pay related fees and expenses. The 2017 New Loans consist of the five-year Term Loan A in an original aggregate principal amount of $250.0 million and the seven-year Term Loan B in an original aggregate principal amount of $500.0 million.

On January 7, 2019, we entered into Amendment No. 2 with CoBank, as lender, and JPMorgan, as administrative agent, and incurred the new seven-year incremental Term Loan B-2 in an aggregate principal amount of $250.0 million, the proceeds of which were used to finance, in part, the Clearwave acquisition.

The Senior Credit Facilities are guaranteed by the Guarantors and are secured, subject to certain exceptions, by substantially all of our and the Guarantors’ assets.

The Term Loan A, Term Loan B and Term Loan B-2 may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

The interest margins applicable to the Senior Credit Facilities are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A and the Revolving Credit Facility, 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio, (ii) with respect to the Term Loan B, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter, 1.75% for LIBOR loans and 0.75% for base rate loans, and (iii) with respect to the Term Loan B-2, 2.00% for LIBOR loans and 1.00% for base rate loans.

We may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $425.0 million under the Amended and Restated Credit Agreement plus an unlimited amount so long as, on a pro forma basis, our First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) is no greater than 1.80 to 1.00.

We were in compliance with all debt covenants as of March 31, 2019.

As of March 31, 2019, outstanding borrowings under the Term Loan A, Term Loan B and Term Loan B-2 were $234.4 million, $491.3 million and $250.0 million, respectively, and bore interest at rates of 4.25%, 4.25% and 4.49% per annum, respectively. Letter of credit issuances under the Revolving Credit Facility totaled $4.1 million and we had $195.9 million available for borrowing under the Revolving Credit Facility at March 31, 2019.

In connection with Amendment No. 2, we incurred capitalizable debt issuance costs of $2.4 million. We recorded $1.1 million and $1.0 million of debt issuance cost amortization for the three months ended March 31, 2019 and 2018, respectively. These amounts are reflected within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $18.9 million and $17.6 million at March 31, 2019 and December 31, 2018, respectively. These amounts are reflected as a reduction to long-term debt in the condensed consolidated balance sheets.

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert the Company’s interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, which is a forward-starting swap with respect to a notional amount of $350.0 million, our monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturity at the election of the Company or the financial institution counterparty as provided in each swap agreement.

On April 12, 2019, we and certain of our subsidiaries entered into Amendment No. 3 with CoBank, as lender, and JPMorgan, as administrative agent, to provide for the new delayed draw incremental Term Loan B-3 in an aggregate principal amount of $325.0 million. Subject to the satisfaction of certain conditions, we may borrow under the Term Loan B-3 in a single drawing at any time prior to October 9, 2019. No amounts have been drawn under the Term Loan B-3 as of May 9, 2019.

The Term Loan B-3 will mature on January 7, 2026 and may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions). The interest rate applicable to the Term Loan B-3 will be, at our option, equal to LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The principal amount of the Term Loan B-3 will amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

We will be required to pay a ticking fee, which will accrue at a per annum rate that will range between 0.375% and 0.625%, on the daily average unused amount of the aggregate commitments of the lender under the Term Loan B-3, accruing during the period commencing on May 28, 2019 up to, but excluding, the date on which the lender’s commitments under the Term Loan B-3 terminate.

On May 8, 2019, we and our wholly owned subsidiaries entered into the Second Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto, to amend and restate the Amended and Restated Credit Agreement.

The Second Restatement Agreement provides for the New Term Loan A in an aggregate principal amount of $250.0 million, the Delayed Draw Term Loan A in an aggregate principal amount of $450.0 million and the $350.0 million New Revolving Credit Facility. The Second Restatement Agreement did not alter the principal terms of our previously established Term Loan B, Term Loan B-2 and Term Loan B-3.

A portion of the proceeds from the new credit facilities were used to refinance our existing Revolving Credit Facility and Term Loan A, and we intend to use the remaining proceeds, together with the proceeds of the Term Loan B-3 and cash on hand, to redeem the Notes on or after June 15, 2019, to finance the acquisition of Fidelity and for other general corporate purposes.

The New Term Loan A and New Revolving Credit Facility will mature on May 8, 2024 (unless certain of our existing indebtedness remains outstanding after certain specified dates, in which case the final maturity date of both facilities will be an earlier date as specified in the documentation for the new credit facilities). The New Term Loan A and New Revolving Credit Facility will bear interest, at our option, at a rate per annum determined by reference to either LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin. The applicable interest rate margin with respect to LIBOR borrowings will be a rate per annum between 1.25% and 1.75% and with respect to adjusted base rate borrowings will be a rate per annum between 0.25% and 0.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon our total net leverage ratio.

The principal amount of the New Term Loan A will amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year following the closing date, 2.5% per annum for the second year following the closing date, 5.0% per annum for the third year following the closing date, 7.5% per annum for the fourth year following the closing date and 12.5% per annum for the fifth year following the closing date (in each case subject to customary adjustments in the event of any prepayment or in the event the Delayed Draw Term Loan A is drawn), with the balance due upon maturity.

The Delayed Draw Term Loan A will be available in a single drawing until February 8, 2020. Any loans under this Delayed Draw Term Loan A will have the same terms as, and will constitute one class of term loans with, the loans under the New Term Loan A described above.

Capital Expenditures

We have significant ongoing capital expenditure requirements. In addition, we expect to spend up to $35 million during 2019 to enhance acquired operations by rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to Cable One platforms and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

We have adopted capital expenditure disclosure guidance as supported by the NCTA. These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of capital expenditures reported in this Quarterly Report on Form 10-Q are calculated in accordance with NCTA disclosure guidelines.

The following table presents our capital expenditures by category in accordance with NCTA disclosure guidelines for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Customer premise equipment	$10,811	$12,000
Commercial	4,215	1,593
Scalable infrastructure	11,233	9,759
Line extensions	4,817	3,501
Upgrade/rebuild	5,177	4,474
Support capital	10,374	9,692
Total	$46,627	$41,019

Contractual Obligations and Contingent Commitments

As described in the section entitled “Financing Activity,” on January 7, 2019, we incurred $250.0 million of new indebtedness under the seven-year Term Loan B-2, which amortizes in equal quarterly installments at a rate of 1.0% per annum, with the outstanding balance due upon maturity.

Except as disclosed above, as of March 31, 2019, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2018 Form 10-K.

Off-Balance Sheet Arrangements

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

An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. With the exception of changes due to the adoption of the new lease accounting standard effective January 1, 2019 and the entry into interest rate swaps in the first quarter of 2019 discussed in notes 1 and 8, respectively, of the notes to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policy and estimate disclosures described in our 2018 Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. As of March 31, 2019, the Company’s market risk sensitive instruments consisted of the Senior Credit Facilities, the Notes and the interest rate swaps, as each described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity.” None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.

Outstanding borrowings under the Senior Credit Facilities, which bear interest, at the Company’s option, at a rate per annum determined by reference to either LIBOR or an adjusted base rate, in each case plus an applicable interest rate margin, were $975.6 million at March 31, 2019. In the first quarter of 2019, the Company entered into interest rate swap agreements to effectively convert the variable rate interest to a fixed rate for $850.0 million, or 87.1%, of such outstanding debt. Based on the principal outstanding under the Senior Credit Facilities with exposure to LIBOR at March 31, 2019 and December 31, 2018, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, the Company’s annual interest expense would have increased $1.3 million and $7.3 million, respectively.

Outstanding borrowings under the Notes, which bear interest at a fixed 5.75% rate, were $450.0 million at March 31, 2019. An increase in the market rate of interest applicable to the Notes would not increase interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed.

ITEM 4.     CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2019, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

Due to the adoption of the new lease accounting standard effective January 1, 2019, the Company has designed and implemented additional internal controls over significant processes specific to the initial transition to the standard and to the ongoing recording, processing and reporting requirements underlying the new lease accounting requirements.

As a result of the Clearwave acquisition on January 8, 2019, the Company has implemented internal controls over financial reporting to include consolidation of Clearwave and acquisition-related accounting and disclosures. The Clearwave operations utilize separate information and accounting systems and processes. The Company is in the process of reviewing and evaluating the design and operating effectiveness of internal control over financial reporting relating to the Clearwave operations.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2019 (2)	8,210	$808.53	4,900	$145,244
February 1 to 28, 2019	1,084	$891.43	1,084	$144,160
March 1 to 31, 2019	-	$-	-	$144,160
Total	9,294	$842.47	5,984	$144,160

__________

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

(2)

Includes 3,310 shares withheld from employees to satisfy estimated tax withholding obligations in connection with vesting of restricted stock under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the vesting date.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of March 31, 2019, by and among Cable One, Inc. and Fidelity Communications Co.*+

10.1

Form of Stock Appreciation Right Agreement for grants beginning in 2019 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).

10.2

Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2019 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).

10.3

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2019 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).

10.4

Amendment No. 2, dated as of January 7, 2019, to the Amended and Restated Credit Agreement among Cable One, Inc., the lenders or other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 8, 2019).

10.5

Amendment No. 3, dated as of April 12, 2019, to the Amended and Restated Credit Agreement among Cable One, Inc., the lenders or other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on April 15, 2019).

10.6

Second Restatement Agreement, dated as of May 8, 2019, among Cable One, Inc., its wholly owned subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 9, 2019).

10.7	Peter N. Witty Offer Letter dated February 12, 2018.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

__________

* Filed herewith.

** Furnished herewith.

+ Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The Company hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: May 9, 2019

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Senior Vice President and Chief Financial Officer

Date: May 9, 2019