Form 10-Q
period 2019-06-30
Cable One, Inc.
filed 2019-08-08
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of August 2, 2019
Common stock, par value $0.01	5,706,216

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$102,283	$264,113
Accounts receivable, net	30,340	29,947
Income taxes receivable	2,693	10,713
Prepaid and other current assets	20,400	13,090
Total Current Assets	155,716	317,863
Property, plant and equipment, net	977,398	847,979
Intangible assets, net	1,035,210	953,851
Goodwill	355,347	172,129
Other noncurrent assets	25,781	11,412
Total Assets	$2,549,452	$2,303,234

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$102,817	$94,134
Deferred revenue	23,078	18,954
Current portion of long-term debt	17,153	20,625
Total Current Liabilities	143,048	133,713
Long-term debt	1,280,637	1,142,056
Deferred income taxes	263,245	242,127
Other noncurrent liabilities	99,614	9,980
Total Liabilities	1,786,544	1,527,876

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,706,812 and 5,703,402 shares outstanding as of June 30, 2019 and December 31, 2018, respectively)	59	59
Additional paid-in capital	45,001	38,898
Retained earnings	902,615	850,292
Accumulated other comprehensive loss	(63,135)	(96)
Treasury stock, at cost (181,087 and 184,497 shares held as of June 30, 2019 and December 31, 2018, respectively)	(121,632)	(113,795)
Total Stockholders' Equity	762,908	775,358
Total Liabilities and Stockholders' Equity	$2,549,452	$2,303,234

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Revenues	$285,650	$268,414	$564,255	$534,175
Costs and Expenses:
Operating (excluding depreciation and amortization)	95,688	91,783	190,206	186,522
Selling, general and administrative	60,103	54,196	121,546	105,145
Depreciation and amortization	54,835	49,033	108,679	97,811
Loss on asset disposals, net	910	2,734	2,013	9,368
Total Costs and Expenses	211,536	197,746	422,444	398,846
Income from operations	74,114	70,668	141,811	135,329
Interest expense	(18,516)	(14,953)	(36,612)	(29,676)
Other income (expense), net	(9,632)	882	(7,830)	1,499
Income before income taxes	45,966	56,597	97,369	107,152
Income tax provision	9,571	12,812	22,235	22,714
Net income	$36,395	$43,785	$75,134	$84,438

Net Income per Common Share:
Basic	$6.41	$7.70	$13.24	$14.83
Diluted	$6.35	$7.65	$13.13	$14.73
Weighted Average Common Shares Outstanding:
Basic	5,673,669	5,687,095	5,673,893	5,694,774
Diluted	5,730,238	5,722,869	5,723,296	5,732,634

Deferred loss on cash flow hedges and other, net of tax	$(33,970)	$-	$(63,039)	$1
Comprehensive income	$2,425	$43,785	$12,095	$84,439

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at March 31, 2019	5,699,330	$59	$41,919	$877,644	$(29,165)	$(121,422)	$769,035
Net income	-	-	-	36,395	-	-	36,395
Deferred loss on cash flow hedges and other, net of tax	-	-	-	-	(33,970)	-	(33,970)
Equity-based compensation	-	-	3,082	-	-	-	3,082
Issuance of equity awards, net of forfeitures	7,495	-	-	-	-	-	-
Withholding tax for equity awards	(13)	-	-	-	-	(210)	(210)
Dividends paid to stockholders ($2.00 per common share)	-	-	-	(11,424)	-	-	(11,424)
Balance at June 30, 2019	5,706,812	$59	$45,001	$902,615	$(63,135)	$(121,632)	$762,908

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at March 31, 2018	5,732,441	$59	$30,750	$759,004	$(351)	$(89,552)	$699,910
Net income	-	-	-	43,785	-	-	43,785
Equity-based compensation	-	-	2,506	-	-	-	2,506
Issuance of equity awards, net of forfeitures	1,616	-	-	-	-	-	-
Repurchases of common stock	(30,717)	-	-	-	-	(20,261)	(20,261)
Withholding tax for equity awards	(3)	-	-	-	-	(2)	(2)
Dividends paid to stockholders ($1.75 per common share)	-	-	-	(10,005)	-	-	(10,005)
Balance at June 30, 2018	5,703,337	$59	$33,256	$792,784	$(351)	$(109,815)	$715,933

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2018	5,703,402	$59	$38,898	$850,292	$(96)	$(113,795)	$775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	75,134	-	-	75,134
Deferred loss on cash flow hedges and other, net of tax	-	-	-	-	(63,039)	-	(63,039)
Equity-based compensation	-	-	6,103	-	-	-	6,103
Issuance of equity awards, net of forfeitures	12,717	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,323)	-	-	-	-	(2,764)	(2,764)
Dividends paid to stockholders ($4.00 per common share)	-	-	-	(22,819)	-	-	(22,819)
Balance at June 30, 2019	5,706,812	$59	$45,001	$902,615	$(63,135)	$(121,632)	$762,908

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2017	5,731,442	$59	$28,412	$728,386	$(352)	$(80,058)	$676,447
Net income	-	-	-	84,438	-	-	84,438
Changes in pension, net of tax	-	-	-	-	1	-	1
Equity-based compensation	-	-	4,844	-	-	-	4,844
Issuance of equity awards, net of forfeitures	15,693	-	-	-	-	-	-
Repurchases of common stock	(34,028)	-	-	-	-	(22,556)	(22,556)
Withholding tax for equity awards	(9,770)	-	-	-	-	(7,201)	(7,201)
Dividends paid to stockholders ($3.50 per common share)	-	-	-	(20,040)	-	-	(20,040)
Balance at June 30, 2018	5,703,337	$59	$33,256	$792,784	$(351)	$(109,815)	$715,933

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$75,134	$84,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,679	97,811
Amortization of debt issuance cost	2,409	2,012
Equity-based compensation	6,103	4,844
Write-off of debt issuance costs	4,207	110
Increase in deferred income taxes	11,647	9,559
Loss on asset disposals, net	2,013	9,368
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	901	(4,351)
Decrease in income taxes receivable	8,020	12,318
Increase in prepaid and other current assets	(6,999)	(7,206)
Increase (decrease) in accounts payable and accrued liabilities	5,004	(15,439)
Increase (decrease) in deferred revenue	(198)	3,783
Other, net	(4,426)	(645)
Net cash provided by operating activities	212,494	196,602

Cash flows from investing activities:
Purchase of business, net of cash acquired	(356,917)	-
Capital expenditures	(110,488)	(90,868)
Decrease in accrued expenses related to capital expenditures	(5,410)	(2,517)
Proceeds from sales of property, plant and equipment	6,998	1,569
Net cash used in investing activities	(465,817)	(91,816)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	825,000	-
Payment of debt issuance costs	(11,671)	(2,131)
Payments on long-term debt	(691,180)	(5,633)
Repurchases of common stock	(5,073)	(22,556)
Payment of withholding tax for equity awards	(2,764)	(7,201)
Dividends paid to stockholders	(22,819)	(20,040)
Change in cash overdraft	-	(5,455)
Net cash provided by (used in) financing activities	91,493	(63,016)

Increase (decrease) in cash and cash equivalents	(161,830)	41,770
Cash and cash equivalents, beginning of period	264,113	161,752
Cash and cash equivalents, end of period	$102,283	$203,522

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$34,687	$27,924
Cash paid for income taxes, net of refunds received	$3,001	$1,293

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. As of June 30, 2019, Cable One provided service to 818,579 residential and business customers, of which 681,762 subscribed to data services, 308,493 subscribed to video services and 123,672 subscribed to voice services.

On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million in cash on a debt-free basis. Refer to note 2 for details on this transaction and note 7 for details on the related financing.

On March 31, 2019, the Company entered into a definitive agreement with Fidelity Communications Co. to acquire its data, video and voice business and certain related assets (collectively, “Fidelity”) for $525.9 million in cash, subject to customary post-closing adjustments. Fidelity is a cable operator that provides residential and business services to customers throughout greater Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Cable One and Fidelity share similar strategies, customer demographics and products. Accordingly, the Company believes the acquisition of Fidelity offers it opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies. The all-cash transaction is expected to be funded through a combination of cash on hand, revolving credit facility capacity and proceeds from new indebtedness. The transaction is subject to customary closing conditions and is expected to be completed early in the fourth quarter of 2019.

Basis of Presentation.The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the Securities and Exchange Commission (the “SEC”). As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”).

The December 31, 2018 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2018 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.

Principles of Consolidation.The accompanying condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting.Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. The Company’s operations are organized and managed on the basis of operating systems within its geographic divisions. Each operating system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each operating system deploys similar technology to deliver the Company’s products and services, operates within a similar regulatory environment, has similar economic characteristics and is managed by the Company’s chief operating decision maker as part of an aggregate of all operating systems within the Company's material geographic divisions. Management evaluated the criteria for aggregation under ASC 280 and has concluded that the Company meets each of the respective criteria set forth therein. Accordingly, management has identified one reportable segment.

Use of Estimates.The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates and underlying assumptions.

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

ASU 2016-02 provides several optional practical expedients in transition. The Company elected the lessee and lessor transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.

The Company also made certain lessee accounting policy elections, including a short-term lease exception policy, permitting the exclusion of short-term leases (leases with terms of 12 months or less) from the recognition requirements of ASU 2016-02, and an accounting policy to account for lease and non-lease components as a single component for all classes of assets, permitting common area maintenance, real estate taxes, fiber network power charges and routine maintenance fees to be combined with the associated lease component. The portfolio approach, which allows a lessee to account for its leases at a portfolio level, was elected for certain equipment and fiber leases in which the difference in accounting for each asset separately would not have been materially different from accounting for the assets as a combined unit. As a lessee, the Company also elected the practical expedient not to reevaluate whether any expired or existing land easements are, or contain, leases.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The ASU specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. The Company is currently evaluating its method of adoption as well as the expected impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to recognize an allowance for expected lifetime credit losses through earnings concurrent with the recognition of a financial asset measured at amortized cost. The estimate of expected credit losses is required to be adjusted each reporting period over the life of the financial asset. The ASU is effective for annual and interim periods beginning after December 15, 2019 and requires a modified retrospective adoption approach. The Company does not expect ASU 2016-13 to have a material impact on its consolidated financial statements upon adoption, but it may have an impact in the future.

2.        CLEARWAVE ACQUISITION

On January 8, 2019, the Company acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. The Company funded the purchase price of $358.8 million with cash on hand and the additional 7-year incremental term “B” loan borrowings described in note 7. The acquisition provides the Company with a premier fiber network within its existing footprint, further enables the Company to supply its customers with enhanced business services solutions and provides a platform to allow the Company to replicate Clearwave’s strategy in several of its other markets.

The Company accounted for the Clearwave acquisition as a business combination pursuant to ASC 805 - Business Combinations. Accordingly, acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the three and six months ended June 30, 2019, the Company incurred acquisition-related costs of $0.9 million and $6.1 million, respectively, including $0.1 million and $3.4 million associated with the Clearwave acquisition, respectively. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statement of operations and comprehensive income.

In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date. No measurement period adjustments occurred during the three months ended June 30, 2019. The following table summarizes the current allocation of the purchase price consideration as of the acquisition date (in thousands):

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

The acquisition produced $183.2 million of goodwill, increasing the Company’s goodwill balance from $172.1 million at December 31, 2018 to $355.3 million at June 30, 2019. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. Goodwill arising from the Clearwave acquisition is not deductible for tax purposes.

For the three months ended June 30, 2019, the Company recognized revenues of $6.8 million and net income of $1.2 million from Clearwave operations, which reflected acquired intangible assets amortization expense of $1.2 million. For the period from January 8, 2019 to June 30, 2019, the Company recognized revenues of $12.9 million and net income of $2.2 million from Clearwave operations, which reflected acquired intangible assets amortization expense of $2.3 million.

3.        REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Residential
Data	$132,824	$122,471	$262,635	$242,330
Video	84,033	87,462	167,836	176,219
Voice	10,705	10,504	20,329	21,176
Business services	49,759	38,485	96,903	76,177
Advertising sales	4,750	5,916	9,479	11,158
Other	3,579	3,576	7,073	7,115
Total revenues	$285,650	$268,414	$564,255	$534,175

Fees imposed on the Company by various governmental authorities are passed through monthly to the Company’s customers and are periodically remitted to authorities. These fees were $5.9 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively, and $10.0 million and $8.2 million for the six months ended June 30, 2019 and 2018, respectively. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the condensed consolidated statements of operations and comprehensive income.

Other revenues are comprised primarily of customer late charges and reconnect fees.

Net accounts receivable from contracts with customers totaled $29.9 million and $29.8 million at June 30, 2019 and December 31, 2018, respectively.

Deferred commissions totaled $8.0 million and $7.8 million at June 30, 2019 and December 31, 2018, respectively, and were included within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Commission amortization expense was $0.9 million for both the three months ended June 30, 2019 and 2018 and $1.9 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Deferred commissions of $3.1 million included within prepaid and other current assets in the condensed consolidated balance sheet as of June 30, 2019 are expected to be amortized over the next 12 months.

Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $23.1 million and $19.0 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $19.0 million of current deferred revenue at December 31, 2018, nearly all was recognized during the six months ended June 30, 2019. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $4.8 million and $2.8 million as of June 30, 2019 and December 31, 2018, respectively, and were included within other noncurrent liabilities in the condensed consolidated balance sheets.

4.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cable distribution systems	$1,593,313	$1,421,820
Customer premise equipment	227,278	220,571
Other equipment and fixtures	413,364	406,011
Buildings and leasehold improvements	103,520	100,625
Capitalized software	97,790	94,801
Construction in progress	75,536	69,163
Land	12,252	11,946
Right-of-use assets	5,358	-
Property, plant and equipment, gross	2,528,411	2,324,937
Less accumulated depreciation	(1,551,013)	(1,476,958)
Property, plant and equipment, net	$977,398	$847,979

Depreciation expense was $50.6 million and $46.0 million for the three months ended June 30, 2019 and 2018, respectively, and $100.3 million and $92.1 million for the six months ended June 30, 2019 and 2018, respectively.

In January 2019, the remaining portion of the Company's previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million. The property’s carrying value of $4.6 million was included within other noncurrent assets in the condensed consolidated balance sheet as assets held for sale at December 31, 2018.

5.        GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $355.3 million and $172.1 million at June 30, 2019 and December 31, 2018, respectively. The increase related to goodwill recognized upon the acquisition of Clearwave in January 2019. The Company has not historically recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				June 30, 2019			December 31, 2018
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,891	$36	$2,927	$2,887	$40
Customer relationships	14	–	17	243,000	27,141	215,859	160,000	19,047	140,953
Trademark and trade name		2.7		1,300	1,056	244	1,300	813	487
Total Finite-Lived Intangible Assets				$247,227	$31,088	$216,139	$164,227	$22,747	$141,480

Indefinite-Lived Intangible Assets
Franchise agreements				$812,371			$812,371
Trademark and trade name				6,700			-
Total Indefinite-Lived Intangible Assets				$819,071			$812,371

Intangible asset amortization expense was $4.2 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively, and $8.3 million and $5.7 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the future amortization of intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2019 (remaining six months)	$8,357
2020	16,319
2021	16,318
2022	16,315
2023	16,313
Thereafter	142,517
Total	$216,139

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

As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from under 1 year to 8 years, with some including a lessee option to extend the leases for up to 5 additional years and some including an option to terminate the lease within 1 year.

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

●

Most of the Company’s leases do not contain an implicit interest rate. Therefore, the Company held discussions with lenders, evaluated its published credit score and incorporated interest rates on currently held debt in determining discount rates that reflect what the Company would pay to borrow on a collateralized basis over similar terms for its lease obligations.

As of June 30, 2019, additional operating leases that have not yet commenced were not material.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

June 30, 2019
ROU Assets
Property, plant and equipment, net:
Finance leases	$5,163
Other noncurrent assets:
Operating leases	$15,618

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$4,214
Current portion of long-term debt:
Finance leases	$153
Long-term debt:
Finance leases	$3,187
Other noncurrent liabilities:
Operating leases	$11,231
Total:
Finance leases	$3,340
Operating leases	$15,445

The components of the Company’s lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease expense:
Amortization of ROU assets	$101	$210
Interest on lease liabilities	64	132
Operating lease expense	1,284	2,462
Short-term lease expense	228	472
Variable lease expense	31	98
Total lease expense	$1,708	$3,374

Finance lease expense is included within depreciation and amortization expense and interest expense, and operating lease expense is included within operating expenses and selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income.

Supplemental lessee financial information is as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$399	$555
Finance leases - operating cash flows	$64	$132
Operating leases - operating cash flows	$1,331	$2,560
ROU assets obtained in exchange for new lease liabilities:
Finance leases	$524	$1,101
Operating leases (1)	$2,100	$7,082

(1)	Includes $3.3 million of ROU assets acquired in the Clearwave transaction.

June 30, 2019
Weighted average remaining lease term:
Finance leases (years)	13.5
Operating leases (years)	4.7
Weighted average discount rate:
Finance leases	8.12%
Operating leases	5.07%

As of June 30, 2019, the future maturities of existing lease liabilities were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2019 (remaining six months)	$135	$2,553
2020	401	4,500
2021	412	3,384
2022	423	2,508
2023	429	2,191
Thereafter	3,705	2,272
Total	5,505	17,408
Less present value discount	(2,165)	(1,963)
Lease liability	$3,340	$15,445

As of December 31, 2018, the Company’s outstanding operating lease obligations under the previous accounting guidance were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$1,767
2020	1,219
2021	911
2022	398
2023	204
Thereafter	299
Total	$4,798

Lessor Financial Information. The Company’s lease income, which is included within revenues in the condensed consolidated statements of operations and comprehensive income, was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease income relating to lease payments	$139	$258

As of June 30, 2019, the future maturities of existing lease receivables were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (remaining six months)	$312
2020	411
2021	248
2022	45
2023	33
Thereafter	78
Total	$1,127

As of June 30, 2019, the current and noncurrent portions of operating lease receivables were $0.5 million and $0.6 million, respectively, and were included within accounts receivable, net and other noncurrent assets in the condensed consolidated balance sheet, respectively.

7.        DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Notes (as defined below)	$-	$450,000
Senior Credit Facilities (as defined below)	1,314,375	730,000
Lease liabilities	3,340	251
Total debt	1,317,715	1,180,251
Less unamortized debt issuance costs	(19,925)	(17,570)
Less current portion	(17,153)	(20,625)
Total long-term debt	$1,280,637	$1,142,056

Notes. On June 17, 2015, the Company issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Notes”). The Notes were jointly and severally guaranteed on a senior unsecured basis by each of the subsidiaries that guarantee the Senior Credit Facilities (as defined below). The Notes were scheduled to mature on June 15, 2022 and interest was payable on June 15th and December 15th of each year. The indenture governing the Notes provided for early redemption of the Notes, at the option of the Company, at the prices and subject to the terms specified in the indenture.

On June 15, 2019, the Company redeemed all $450 million aggregate principal amount of outstanding Notes. In conjunction with the redemption, the Company incurred a $6.5 million call premium and wrote off the remaining $3.8 million debt issuance cost associated with the Notes. These amounts are recorded within other income (expense), net in the condensed consolidated statement of operations and comprehensive income.

Senior Credit Facilities. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto, which provided for a 5-year revolving credit facility in an aggregate principal amount of $200 million (the “Original Revolving Credit Facility”).

On May 1, 2017, the Company and the lenders amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) and the Company incurred $750 million of senior secured term loans (the “2017 New Loans”), the proceeds of which were used, together with cash on hand, to finance the acquisition of NewWave Communications (“NewWave”), repay in full the then-existing term loans and pay related fees and expenses. The 2017 New Loans consist of a 5-year term “A” loan in an original aggregate principal amount of $250 million (the “Term Loan A-1”) and a 7-year term “B” loan in an original aggregate principal amount of $500 million (the “Term Loan B-1”).

On January 7, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”) with CoBank, ACB (“CoBank”), as lender, and JPMorgan, as administrative agent, and incurred a new 7-year incremental term “B” loan in an aggregate principal amount of $250 million (the “Term Loan B-2”), the proceeds of which were used to finance, in part, the Clearwave acquisition.

On April 12, 2019, the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement (“Amendment No. 3”) with CoBank, as lender, and JPMorgan, as administrative agent, to provide for a new delayed draw incremental term “B” loan in an aggregate principal amount of $325 million (the “Term Loan B-3”). The Term Loan B-3 was drawn in full on June 14, 2019.

The Term Loan B-3 will mature on January 7, 2026 and may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions). The interest rate applicable to the Term Loan B-3 is equal to, at the Company’s option, LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The principal amount of the Term Loan B-3 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

On May 8, 2019, the Company entered into a Second Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto, to amend and restate the Amended and Restated Credit Agreement (the “Second Restatement Agreement”). The Second Restatement Agreement provides for a new senior secured term “A” loan in an aggregate principal amount of $250 million (the “Term Loan A-2”), a new senior secured delayed draw term “A” loan in an aggregate principal amount of $450 million (the “Delayed Draw Term Loan A-2”) and a new $350 million senior secured revolving credit facility (the “New Revolving Credit Facility” and, together with the Term Loan A-2, the Delayed Draw Term Loan A-2, the Term Loan B-1, the Term Loan B-2 and the Term Loan B-3, the “Senior Credit Facilities”). The Second Restatement Agreement did not alter the principal terms of the Company’s previously established Term Loan B-1, Term Loan B-2 or Term Loan B-3.

A portion of the proceeds from the Term Loan A-2, the Term Loan B-3 and the New Revolving Credit Facility, together with cash on hand, were used to refinance the Original Revolving Credit Facility and Term Loan A-1, to redeem the Notes and for other general corporate purposes. The Company intends to use the remaining proceeds, together with proceeds from the Delayed Draw Term Loan A-2 and cash on hand, to finance the acquisition of Fidelity and for other general corporate purposes.

The Term Loan A-2 and New Revolving Credit Facility will mature on May 8, 2024 (unless certain of the Company’s existing indebtedness remains outstanding after certain specified dates, in which case the final maturity date of both facilities will be an earlier date as specified in the Second Restatement Agreement).

The principal amount of the Term Loan A-2 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year following the closing date, 2.5% per annum for the second year following the closing date, 5.0% per annum for the third year following the closing date, 7.5% per annum for the fourth year following the closing date and 12.5% per annum for the fifth year following the closing date (in each case subject to customary adjustments in the event of any prepayment or in the event the Delayed Draw Term Loan A-2 is drawn), with the balance due upon maturity.

The Delayed Draw Term Loan A-2 will be available in a single drawing until February 8, 2020. Any loans under the Delayed Draw Term Loan A-2 will have the same terms as, and will constitute one class of term loans with, the loans under the Term Loan A-2 described above. The Company is required to pay a ticking fee, which accrues at a per annum rate of 0.30% on the average daily undrawn portion of the Delayed Draw Term Loan A-2 accruing during the period commencing on June 15, 2019 up to, but excluding, the date on which the lender’s commitments under the Delayed Draw Term Loan A-2 terminate.

The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors.

The Senior Credit Facilities may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A-2, Delayed Draw Term Loan A-2 and New Revolving Credit Facility, 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio, (ii) with respect to the Term Loan B-1, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter, 1.75% for LIBOR loans and 0.75% for base rate loans, and (iii) with respect to the Term Loan B-2 and Term Loan B-3, 2.0% for LIBOR loans and 1.0% for base rate loans.

The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $600 million under the Second Restatement Agreement plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Second Restatement Agreement) is no greater than 3.0 to 1.0.

The Company was in compliance with all debt covenants as of June 30, 2019.

As of June 30, 2019, outstanding borrowings under the Term Loan A-2, Term Loan B-1, Term Loan B-2 and Term Loan B-3 were $250.0 million, $490.0 million, $249.4 million and $325.0 million, respectively, and bore interest at rates ranging from 3.91% to 4.41% per annum. Letter of credit issuances under the New Revolving Credit Facility totaled $5.5 million and the Company had $344.5 million available for borrowing under the New Revolving Credit Facility at June 30, 2019.

In connection with the financing transactions during 2019, the Company incurred $12.4 million of debt issuance costs, of which $11.7 million was capitalized. The Company also wrote-off $4.2 million of existing unamortized debt issuance costs, including the $3.8 million associated with the Notes. The Company recorded $1.3 million and $1.0 million of debt issuance cost amortization for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. These amounts are reflected within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $22.6 million and $17.6 million at June 30, 2019 and December 31, 2018, respectively, of which $2.7 million and $0 are reflected within other noncurrent assets, respectively, and $19.9 million and $17.6 million are reflected as reductions to long-term debt in the condensed consolidated balance sheets, respectively.

As of June 30, 2019, the future maturities of outstanding debt, excluding lease liability payment obligations, were as follows (in thousands):

Year Ending December 31,	Amount
2019 (remaining six months)	$8,500
2020	17,000
2021	20,125
2022	26,375
2023	35,750
Thereafter	1,206,625
Total	$1,314,375

8.        INTEREST RATE SWAPS

The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest expense on its variable rate LIBOR debt. Under the first swap agreement, with respect to a notional amount of $850 million, the Company’s monthly payment obligation is determined at a fixed base rate of 2.653% beginning in March 2019. Under the second swap agreement, which is a forward-starting interest rate swap with respect to a notional amount of $350 million, the Company’s monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturity at the election of the Company or the financial institution counterparty as provided in each swap agreement. The Company does not hold any derivative instruments for speculative trading purposes. As of June 30, 2019, the Company’s interest rate swap liabilities were recorded at their combined fair value of $83.7 million, with the current and noncurrent portions reflected in accounts payable and accrued expenses and other noncurrent liabilities, respectively, within the condensed consolidated balance sheet.

Changes in the fair values of the interest rate swaps are reported through other comprehensive income (loss) until the underlying hedged debt’s interest expense impacts net income, at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income (loss) to interest expense. Losses of $45.1 million ($34.0 million net of tax) and $83.7 million ($63.0 million net of tax) were recorded through other comprehensive loss within the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019, respectively. The Company expects that $7.0 million of the accumulated other comprehensive loss within the condensed consolidated balance sheet will be reclassified to interest expense within the condensed consolidated statement of operations and comprehensive income within the next 12 months. The Company recognized losses of $0.4 million and $0.5 million on interest rate swaps during the three and six months ended June 30, 2019, respectively, which were reflected in interest expense within the condensed consolidated statements of operations and comprehensive income.

9.        FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2019 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of June 30, 2019 were as follows (dollars in thousands):

	June 30, 2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$53,574	$53,574	Level 1
Commercial paper	$30,007	$29,820	Level 2
Liabilities:
Long-term debt, including current portion, excluding debt issuance costs:
Senior Credit Facilities	$1,314,375	$1,306,131	Level 2
Other noncurrent liabilities, including current portion:
Interest rate swaps	$83,672	$83,672	Level 2

Money market investments are primarily held in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (Level 1). Commercial paper is primarily held with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (Level 2). Money market investments and commercial paper with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the Senior Credit Facilities is estimated based on market prices for similar instruments in active markets (Level 2). Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (Level 2).

The Company’s deferred compensation liability was $2.5 million and $3.0 million at June 30, 2019 and December 31, 2018, respectively. The current portion of this liability is included within accounts payable and accrued liabilities and the noncurrent portion is included within other noncurrent liabilities in the condensed consolidated balance sheets. This liability represents the market value of participant balances in a notional investment account that is comprised primarily of mutual funds, whose value is based on observable market prices. However, since the deferred compensation liability is not exchanged in an active market, it is classified as Level 2 in the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. The assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in the Clearwave acquisition were recorded at fair value on the acquisition date of January 8, 2019, subject to potential future measurement period adjustments discussed in note 2. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the six months ended June 30, 2019 or 2018.

10.        TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through June 30, 2019, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. During the six months ended June 30, 2019, the Company repurchased 5,984 shares at an aggregate cost of $5.1 million. No shares were repurchased during the three months ended June 30, 2019.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted during the three and six months ended June 30, 2019 were $0.2 million and $2.8 million, for which the Company withheld 13 and 3,323 shares of common stock, respectively. Treasury shares of 181,087 held at June 30, 2019 include such shares withheld for withholding tax.

11.        EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At June 30, 2019, 185,696 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity-based awards is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense was $3.1 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $6.1 million and $4.8 million for the six months ended June 30, 2019 and 2018, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $2.7 million related to equity-based awards during the six months ended June 30, 2019. The deferred tax asset related to all outstanding equity-based awards was $3.6 million as of June 30, 2019.

Restricted Stock Awards. Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity during the six months ended June 30, 2019 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	40,876	$610.88
Granted	12,001	$843.68
Forfeited	(3,334)	$691.57
Vested and issued	(10,989)	$487.83
Outstanding as of June 30, 2019	38,554	$711.44

Vested and unissued as of June 30, 2019	5,678	$527.85

Equity-based compensation expense for restricted stock was $1.9 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $3.7 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $12.9 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Appreciation Rights. A summary of SAR activity during the six months ended June 30, 2019 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	90,605	$550.60	$122.29	$24,673	7.2
Granted	24,500	$832.36	$196.52	$-	9.5
Exercised	(13,420)	$512.94	$111.54
Forfeited	(979)	$422.31	$87.22
Outstanding as of June 30, 2019	100,706	$625.41	$142.12	$54,943	7.8

Vested and exercisable as of June 30, 2019	23,099	$505.19	$109.01	$15,379	6.8

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the six months ended June 30, 2019 were as follows:

2019
Expected volatility	21.79%
Risk-free interest rate	2.38%
Expected term (in years)	6.25
Expected dividend yield	0.96%

Equity-based compensation expense for SARs was $1.2 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $8.6 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.2 years.

12.        INCOME TAXES

The Company’s effective tax rate was 20.8% and 22.6% for the three months ended June 30, 2019 and 2018, respectively, and 22.8% and 21.2% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the same quarter in the prior year primarily related to a $1.7 million increase in income tax benefits attributable to equity-based compensation awards, partially offset by a $1.2 million decrease in income tax benefits attributable to state effective tax rate changes. The increase in the effective tax rate for the six months ended June 30, 2019 compared to the prior year period primarily related to a $2.1 million decrease in income tax benefits attributable to state effective tax rate changes.

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

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$36,395	$43,785	$75,134	$84,438
Denominator:
Weighted average common shares outstanding - basic	5,673,669	5,687,095	5,673,893	5,694,774
Effect of dilutive equity-based awards (1)	56,569	35,774	49,403	37,860
Weighted average common shares outstanding - diluted	5,730,238	5,722,869	5,723,296	5,732,634

Net income per common share:
Basic	$6.41	$7.70	$13.24	$14.83
Diluted	$6.35	$7.65	$13.13	$14.73

(1)

Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation. The excluded number of anti-dilutive equity-based awards totaled 87 and 5,176 for the three months ended  June 30, 2019 and 2018, respectively, and 3,895 and 5,435 for the six months ended June 30, 2019 and 2018, respectively.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	uncertainties as to the timing of the anticipated acquisition of Fidelity and the risk that the transaction may not be completed in a timely manner or at all;
●	the possibility that any or all of the various conditions to the consummation of the anticipated acquisition of Fidelity may not be satisfied or waived;
●

the effect of the announcement or pendency of the Fidelity transaction on our and Fidelity’s ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;

●	risks related to management’s attention being diverted from our ongoing business operations;
●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the Fidelity transaction;
●	our ability to integrate Fidelity’s operations into our own;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any new significant acquisitions by us;
●	risks that our rebranding may not produce the benefits expected;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers; and
●	the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to in our 2018 Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2018 Form 10-K. Our results of operations for the six months ended June 30, 2019 may not be indicative of our future results.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 850 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 78% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to 818,579 residential and business customers out of approximately 2.1 million homes passed as of June 30, 2019. Of these customers, 681,762 subscribed to data services, 308,493 subscribed to video services and 123,672 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first six months of 2019, they are residential data (46.5%), residential video (29.7%), business services (data, voice and video – 17.2%), residential voice (3.6%) and advertising sales (1.7%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to differences in competition, product maturity and relative costs.

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

On March 31, 2019, we entered into a definitive agreement with Fidelity Communications Co. to acquire its data, video and voice business and certain related assets for $525.9 million in cash, subject to customary post-closing adjustments. Fidelity is a cable operator that provides residential and business services to customers throughout greater Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Cable One and Fidelity share similar strategies, customer demographics and products. Accordingly, we believe the acquisition of Fidelity offers us opportunities for revenue growth and Adjusted EBITDA margin expansion as well as the potential to realize cost synergies. The all-cash transaction is expected to be funded through a combination of cash on hand, revolving credit facility capacity and proceeds from new indebtedness. The transaction is subject to customary closing conditions and is expected to be completed early in the fourth quarter of 2019.

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We elevated our capital investments between 2012 and 2018 to increase our plant capacities and reliability, launch all-digital video services (which has made available approximately half of average plant bandwidth for data services) and increase data capacity by moving from four-channel bonding to 32-channel bonding (to enable our 1 Gigabit per second download speed data service, GigaONE®). We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave and Clearwave transactions, because we believe these investments are necessary to remain competitive. The capital enhancements associated with acquired operations include rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to Cable One platforms and expanding our high-capacity fiber network.

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

PSU and Customer Counts

During the 12 months ended June 30, 2019, our total PSUs decreased 9,744, or 0.9%, compared to our total PSUs as of June 30, 2018. Residential data PSUs and business services PSUs increased 20,392, or 3.4%, and 10,057, or 9.7%, respectively, while residential video PSUs and residential voice PSUs decreased 30,277, or 9.4%, and 9,916, or 9.5%, respectively. Our total customer relationships increased 18,963, or 2.4%, year-over-year, with an increase of 12,130, or 1.7%, in residential customer relationships and an increase of 6,833, or 9.8%, in business customer relationships.

The following table provides an overview of selected customer data for the time periods specified:

	As of June 30,		Annual Net Gain/(Loss)
	2019	2018	Change	% Change
Residential data PSUs	612,626	592,234	20,392	3.4
Residential video PSUs (1)	293,237	323,514	(30,277)	(9.4)
Residential voice PSUs	93,918	103,834	(9,916)	(9.5)
Total residential PSUs	999,781	1,019,582	(19,801)	(1.9)

Business data PSUs (2)	69,136	61,642	7,494	12.2
Business video PSUs	15,256	16,598	(1,342)	(8.1)
Business voice PSUs (3)	29,754	25,849	3,905	15.1
Total business services PSUs	114,146	104,089	10,057	9.7

Total data PSUs	681,762	653,876	27,886	4.3
Total video PSUs	308,493	340,112	(31,619)	(9.3)
Total voice PSUs	123,672	129,683	(6,011)	(4.6)
Total PSUs	1,113,927	1,123,671	(9,744)	(0.9)

Residential customer relationships	742,137	730,007	12,130	1.7
Business customer relationships	76,442	69,609	6,833	9.8
Total customer relationships	818,579	799,616	18,963	2.4

(1)

Residential video PSUs include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video PSUs at the individual unit level.

(2)	Business data PSUs include commercial accounts that receive data services via a cable modem and commercial accounts that receive data services optically via fiber connections.
(3)	Business voice customers who have multiple voice lines are only counted once in the PSU total.

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

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

Revenues

Revenues increased $17.2 million, or 6.4%, due primarily to increases in business services and residential data revenues of $11.3 million and $10.4 million, respectively. The increase was the result of organic growth in our higher margin product lines of business services and residential data, the acquired Clearwave operations, a residential video rate adjustment and the implementation of modem rental charges to certain business customers, partially offset by decreases in residential video and advertising sales revenues.

Revenues by service offering were as follows for the three months ended June 30, 2019 and 2018, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		2019 vs. 2018
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$132,824	46.5	$122,471	45.6	$10,353	8.5
Residential video	84,033	29.4	87,462	32.6	(3,429)	(3.9)
Residential voice	10,705	3.7	10,504	3.9	201	1.9
Business services	49,759	17.4	38,485	14.3	11,274	29.3
Advertising sales	4,750	1.7	5,916	2.2	(1,166)	(19.7)
Other	3,579	1.3	3,576	1.4	3	0.1
Total revenues	$285,650	100.0	$268,414	100.0	$17,236	6.4

Average monthly revenue per unit for the indicated service offerings were as follows for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Residential data (1)	$71.80	$68.47	$3.33	4.9
Residential video (1)	$93.43	$88.55	$4.88	5.5
Residential voice (1), (2)	$37.32	$33.22	$4.10	12.3
Business services (2), (3)	$218.77	$187.04	$31.73	17.0

(1)

Average monthly revenue per unit values represent the applicable quarterly residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three.

(2)	The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were historically reported on a net basis. Residential voice and business services ARPU for the three months ended June 30, 2019 would have been $33.14 and $214.64, respectively, if reported on a comparable basis.
(3)

Average monthly revenue per unit values represent quarterly business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three.

Residential data service revenues increased $10.4 million, or 8.5%, as a result of organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $3.4 million, or 3.9%, due primarily to a 9.4% year-over-year decrease in residential video subscribers, partially offset by a rate adjustment beginning in February 2019.

Residential voice service revenues increased $0.2 million, or 1.9%, due primarily to certain passthrough fees that were historically reported on a net basis, partially offset by the impact of a 9.5% year-over-year decrease in residential voice subscribers.

Business services revenues increased $11.3 million, or 29.3%, due primarily to growth in our business data and voice services to small and medium-sized businesses and enterprise customers, the acquired Clearwave operations and implementation of modem rental charges to certain business customers during the first quarter of 2019. Total business customer relationships increased 9.8% year-over-year.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $95.7 million in the second quarter of 2019 and increased $3.9 million, or 4.3%, compared to the second quarter of 2018. The increase was primarily attributable to additional expenses related to Clearwave operations and various other operating expenses. Operating expenses as a percentage of revenues were 33.5% for the second quarter of 2019 compared to 34.2% for the year-ago quarter.

Selling, general and administrative expenses were $60.1 million for the second quarter of 2019 and increased $5.9 million, or 10.9%, compared to the second quarter of 2018. The increase was primarily attributable to higher rebranding, acquisition-related and other expenses incurred during the second quarter of 2019 as well as additional expenses related to Clearwave operations. Selling, general and administrative expenses as a percentage of revenues were 21.0% and 20.2% for the second quarter of 2019 and 2018, respectively. Excluding the expenses associated with the Clearwave operations, selling, general and administrative expenses would have increased $4.7 million, or 8.6%.

Depreciation and amortization expense was $54.8 million for the second quarter of 2019 and increased $5.8 million, or 11.8%, including a $3.1 million increase attributable to the Clearwave operations. The increase was due primarily to new assets placed in service since the second quarter of 2018 and additional depreciation and amortization related to the acquired Clearwave operations, partially offset by assets that became fully depreciated since the second quarter of 2018. As a percentage of revenues, depreciation and amortization expense was 19.2% for the second quarter of 2019 compared to 18.3% for the second quarter of 2018.

We recognized a $0.9 million net loss on asset disposals during the second quarter of 2019 compared to a $2.7 million net loss on asset disposals in the second quarter of 2018.

Interest Expense

Interest expense increased $3.6 million, or 23.8%, to $18.5 million, driven by additional outstanding debt and an increase in interest rates year-over-year.

Other Income (Expense), Net

We recognized other expense of $9.6 million during the second quarter of 2019, consisting primarily of a $6.5 million call premium related to the $450 million Notes redemption and $4.9 million of debt issuance cost write-offs and expenses associated with financing transactions, partially offset by interest and investment income. We recognized other income of $0.9 million during the second quarter of 2018, consisting primarily of interest income.

Income Tax Provision

The income tax provision decreased $3.2 million, or 25.3%. Our effective tax rate was 20.8% and 22.6% for the second quarter of 2019 and 2018, respectively. The decrease in the effective tax rate primarily related to a $1.7 million increase in income tax benefits attributable to equity-based compensation awards, partially offset by a $1.2 million decrease in income tax benefits attributable to state effective tax rate changes.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Revenues

Revenues increased $30.1 million, or 5.6%, due primarily to increases in business services and residential data revenues of $20.7 million and $20.3 million, respectively. The increase was the result of organic growth in our higher margin product lines of business services and residential data, the acquired Clearwave operations, a residential video rate adjustment and the implementation of modem rental charges to certain business customers, partially offset by decreases in residential video and voice and advertising sales revenues.

Revenues by service offering were as follows for the six months ended June 30, 2019 and 2018, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2019		2018		2019 vs. 2018
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$262,635	46.5	$242,330	45.4	$20,305	8.4
Residential video	167,836	29.7	176,219	33.0	(8,383)	(4.8)
Residential voice	20,329	3.6	21,176	4.0	(847)	(4.0)
Business services	96,903	17.2	76,177	14.3	20,726	27.2
Advertising sales	9,479	1.7	11,158	2.1	(1,679)	(15.0)
Other	7,073	1.3	7,115	1.2	(42)	(0.6)
Total revenues	$564,255	100.0	$534,175	100.0	$30,080	5.6

Average monthly revenue per unit for the indicated service offerings were as follows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Residential data (1)	$71.58	$68.00	$3.58	5.3
Residential video (1)	$92.44	$87.58	$4.86	5.5
Residential voice (1), (2)	$34.91	$32.98	$1.93	5.9
Business services (2), (3)	$217.11	$186.51	$30.60	16.4

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

(2)	The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were historically reported on a net basis. Residential voice and business services ARPU for the six months ended June 30, 2019 would have been $32.85 and $215.00, respectively, if reported on a comparable basis.
(3)

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

Residential data service revenues increased $20.3 million, or 8.4%, as a result of organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $8.4 million, or 4.8%, due primarily to a 9.4% year-over-year decrease in residential video subscribers, partially offset by a rate adjustment beginning in February 2019.

Residential voice service revenues decreased $0.8 million, or 4.0%, due primarily to a 9.5% year-over-year decrease in residential voice subscribers, partially offset by certain passthrough fees that were historically reported on a net basis.

Business services revenues increased $20.7 million, or 27.2%, due primarily to the acquired Clearwave operations, growth in our business data and voice services to small and medium-sized businesses and enterprise customers, and implementation of modem rental charges to certain business customers during the first quarter of 2019. Total business customer relationships increased 9.8% year-over-year.

Operating Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $190.2 million for the six months ended June 30, 2019 and increased $3.7 million, or 2.0%, compared to the year ago period. The increase was due primarily to additional expenses related to Clearwave operations and various other operating expenses. Operating expenses as a percentage of revenues were 33.7% for the first two quarters of 2019 compared to 34.9% for the first two quarters of 2018.

Selling, general and administrative expenses increased $16.4 million, or 15.6%, to $121.5 million. Selling, general and administrative expenses as a percentage of revenues were 21.5% and 19.7% for the six months ended June 30, 2019 and 2018, respectively. Excluding the expenses associated with the Clearwave operations, selling, general and administrative expenses would have increased $14.1 million, or 13.4%, due primarily to rebranding and acquisition-related costs incurred during the first two quarters of 2019 and higher marketing, equity-based compensation and insurance costs. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the Clearwave operations, would have been 21.6% for the six months ended June 30, 2019 compared to 19.7% for the six months ended June 30, 2018.

Depreciation and amortization expense increased $10.9 million, or 11.1%, including a $5.9 million increase attributable to the Clearwave operations. The increase was due primarily to new assets placed in service since the second quarter of 2018, including property, plant and equipment and finite-lived intangible assets acquired as part of the Clearwave acquisition, partially offset by assets that became fully depreciated since the second quarter of 2018. As a percentage of revenues, depreciation and amortization expense was 19.3% for the six months ended June 30, 2019 compared to 18.3% for the six months ended June 30, 2018.

We recognized a net loss on asset disposals of $2.0 million in the first two quarters of 2019 compared to a net loss on asset disposals of $9.4 million in the first two quarters of 2018. The first two quarters of 2019 included a gain on the sale of a non-operating property that housed our former headquarters, while the prior year period included more asset disposals.

Interest Expense

Interest expense increased $6.9 million, or 23.4%, to $36.6 million, driven by additional outstanding debt and an increase in interest rates year-over-year.

Other Income (Expense), Net

We recognized other expense of $7.8 million during the first two quarters of 2019, consisting primarily of a $6.5 million call premium related to the $450 million Notes redemption and $4.9 million of debt issuance cost write-offs and expenses associated with financing transactions, partially offset by interest and investment income. We recognized other income of $1.5 million during the first two quarters of 2018, consisting primarily of interest income.

Income Tax Provision

The income tax provision decreased $0.5 million, or 2.1%. Our effective tax rate was 22.8% and 21.2% for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate was due primarily to a $2.1 million decrease in income tax benefits attributable to state effective tax rate changes.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset disposals, system conversion costs, rebranding costs, other (income) expense and other unusual expenses, as provided in the tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under our outstanding Senior Credit Facilities to determine compliance with the covenants contained in the Second Restatement Agreement. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended June 30,		2019 vs. 2018
(dollars in thousands)	2019	2018	$ Change	% Change
Net income	$36,395	$43,785	$(7,390)	(16.9)

Plus: Interest expense	18,516	14,953	3,563	23.8
Income tax provision	9,571	12,812	(3,241)	(25.3)
Depreciation and amortization	54,835	49,033	5,802	11.8
Equity-based compensation	3,082	2,506	576	23.0
Severance expense	15	377	(362)	(96.0)
Loss on deferred compensation	78	600	(522)	(87.0)
Acquisition-related costs	871	-	871	NM
Loss on asset disposals, net	910	2,734	(1,824)	(66.7)
System conversion costs	777	1,327	(550)	(41.4)
Rebranding costs	2,902	-	2,902	NM
Other (income) expense, net	9,632	(882)	10,514	NM

Adjusted EBITDA	$137,584	$127,245	$10,339	8.1

NM = Not meaningful.

	Six Months Ended June 30,		2019 vs. 2018
(dollars in thousands)	2019	2018	$ Change	% Change
Net income	$75,134	$84,438	$(9,304)	(11.0)

Plus: Interest expense	36,612	29,676	6,936	23.4
Income tax provision	22,235	22,714	(479)	(2.1)
Depreciation and amortization	108,679	97,811	10,868	11.1
Equity-based compensation	6,103	4,844	1,259	26.0
Severance expense	178	508	(330)	(65.0)
Loss on deferred compensation	253	516	(263)	(51.0)
Acquisition-related costs	6,094	-	6,094	NM
Loss on asset disposals, net	2,013	9,368	(7,355)	(78.5)
System conversion costs	2,173	2,167	6	0.3
Rebranding costs	3,412	-	3,412	NM
Other (income) expense, net	7,830	(1,499)	9,329	NM

Adjusted EBITDA	$270,716	$250,543	$20,173	8.1

NM = Not meaningful.

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

During the first two quarters of 2019, our cash and cash equivalents decreased $161.8 million. At June 30, 2019, we had $102.3 million of cash on hand compared to $264.1 million at December 31, 2018. Our working capital was $12.7 million and $184.2 million at June 30, 2019 and December 31, 2018, respectively.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$212,494	$196,602	$15,892	8.1
Net cash used in investing activities	(465,817)	(91,816)	(374,001)	NM
Net cash provided by (used in) financing activities	91,493	(63,016)	154,509	(245.2)
Increase (decrease) in cash and cash equivalents	(161,830)	41,770	(203,600)	NM
Cash and cash equivalents, beginning of period	264,113	161,752	102,361	63.3
Cash and cash equivalents, end of period	$102,283	$203,522	$(101,239)	(49.7)

NM = Not meaningful.

Net cash provided by operating activities was $212.5 million and $196.6 million for the first two quarters of 2019 and 2018, respectively. The $15.9 million year-over-year increase was primarily attributable to an increase in Adjusted EBITDA of $20.2 million and an increase in accounts payable and accrued liabilities versus a decrease in the prior year, partially offset by an increase in cash paid for interest and taxes as well as the Notes redemption call premium, acquisition-related costs and rebranding costs.

Net cash used in investing activities was $465.8 million and $91.8 million for the first two quarters of 2019 and 2018, respectively. The $374.0 million increase in cash used from the prior year period was due primarily to the Clearwave acquisition in the first quarter of 2019 and higher capital expenditures.

Net cash provided by financing activities was $91.5 million for the first two quarters of 2019 compared to net cash used in financing activities of $63.0 million for the first two quarters of 2018. The $154.5 million change in net cash flows from the prior year period was primarily a result of new debt incurred during the first two quarters of 2019 and fewer share repurchases, partially offset by higher payments on long-term debt, including the Notes redemption, the refinancing of the $234.4 million Term Loan A-1 and the payment of debt issuance costs.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the second quarter of 2019, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. During the six months ended June 30, 2019, we repurchased 5,984 shares at an aggregate cost of $5.1 million. No shares were repurchased during the three months ended June 30, 2019.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2019, the Board approved a quarterly dividend of $2.00 per share of common stock, which was paid on June 14, 2019. On August 6, 2019, the Board approved a quarterly dividend of $2.25 per share of common stock to be paid on September 6, 2019 to holders of record as of August 20, 2019.

Financing Activity

On June 17, 2015, we issued $450 million aggregate principal amount of 5.75% senior unsecured notes due 2022. The Notes were jointly and severally guaranteed on a senior unsecured basis by each of our subsidiaries that guarantee the Senior Credit Facilities. The Notes were scheduled to mature on June 15, 2022 and interest was payable on June 15th and December 15th of each year. The indenture governing the Notes provided for early redemption of the Notes, at our option, at the prices and subject to the terms specified in the indenture.

On June 15, 2019, we redeemed all $450 million aggregate principal amount of outstanding Notes. In conjunction with the redemption, we incurred a $6.5 million call premium and wrote-off the remaining $3.8 million debt issuance cost associated with the Notes.

On June 30, 2015, we entered into the Credit Agreement with the lenders party thereto, JPMorgan, as administrative agent, and the other agents party thereto, which provided for the Original Revolving Credit Facility in an aggregate principal amount of $200 million.

On May 1, 2017, we and the lenders entered into the Amended and Restated Credit Agreement and we incurred $750 million of 2017 New Loans, the proceeds of which were used, together with cash on hand, to finance the NewWave acquisition, repay in full the then-existing term loans and pay related fees and expenses. The 2017 New Loans consisted of the five-year Term Loan A-1 in an original aggregate principal amount of $250 million and the seven-year Term Loan B-1 in an original aggregate principal amount of $500 million.

On January 7, 2019, we entered into Amendment No. 2 with CoBank, as lender, and JPMorgan, as administrative agent, and incurred the new seven-year incremental Term Loan B-2 in an aggregate principal amount of $250 million, the proceeds of which were used to finance, in part, the Clearwave acquisition.

On April 12, 2019, we entered into Amendment No. 3 with CoBank, as lender, and JPMorgan, as administrative agent, to provide for the new delayed draw incremental Term Loan B-3 in an aggregate principal amount of $325 million. We drew the Term Loan B-3 in full on June 14, 2019.

The Term Loan B-3 will mature on January 7, 2026 and may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions). The interest rate applicable to the Term Loan B-3 is equal to, at our option, LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The principal amount of the Term Loan B-3 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

On May 8, 2019, we entered into the Second Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto, to amend and restate the Amended and Restated Credit Agreement. The Second Restatement Agreement provides for the $250 million aggregate principal amount Term Loan A-2, the $450 million aggregate principal amount Delayed Draw Term Loan A-2 and the $350 million New Revolving Credit Facility. The Second Restatement Agreement did not alter the principal terms of our previously established Term Loan B-1, Term Loan B-2 or Term Loan B-3.

A portion of the proceeds from the Term Loan A-2, the Term Loan B-3 and the New Revolving Credit Facility, together with cash on hand, were used to refinance the Original Revolving Credit Facility and Term Loan A-1, to redeem the Notes and for other general corporate purposes. We intend to use the remaining proceeds, together with proceeds from the Delayed Draw Term Loan A-2 and cash on hand, to finance the acquisition of Fidelity and for other general corporate purposes.

The Term Loan A-2 and New Revolving Credit Facility will mature on May 8, 2024 (unless certain of our existing indebtedness remains outstanding after certain specified dates, in which case the final maturity date of both facilities will be an earlier date as specified in the Second Restatement Agreement).

The principal amount of the Term Loan A-2 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year following the closing date, 2.5% per annum for the second year following the closing date, 5.0% per annum for the third year following the closing date, 7.5% per annum for the fourth year following the closing date and 12.5% per annum for the fifth year following the closing date (in each case subject to customary adjustments in the event of any prepayment or in the event the Delayed Draw Term Loan A-2 is drawn), with the balance due upon maturity.

The Delayed Draw Term Loan A-2 will be available in a single drawing until February 8, 2020. Any loans under the Delayed Draw Term Loan A-2 will have the same terms as, and will constitute one class of term loans with, the loans under the Term Loan A-2 described above. We are required to pay a ticking fee, which accrues at a per annum rate of 0.30% on the average daily undrawn portion of the Delayed Draw Term Loan A-2 accruing during the period commencing on June 15, 2019 up to, but excluding, the date on which the lender’s commitments under the Delayed Draw Term Loan A-2 terminate.

The Senior Credit Facilities are guaranteed by the Guarantors and are secured, subject to certain exceptions, by substantially all of our and the Guarantors’ assets.

The Senior Credit Facilities may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

The interest margins applicable to the Senior Credit Facilities are, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A-2, Delayed Draw Term Loan A-2 and New Revolving Credit Facility, 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio, (ii) with respect to the Term Loan B-1, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter, 1.75% for LIBOR loans and 0.75% for base rate loans, and (iii) with respect to the Term Loan B-2 and Term Loan B-3, 2.0% for LIBOR loans and 1.0% for base rate loans.

We may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $600 million under the Second Restatement Agreement plus an unlimited amount so long as, on a pro forma basis, our First Lien Net Leverage Ratio is no greater than 3.0 to 1.0.

We were in compliance with all debt covenants as of June 30, 2019.

As of June 30, 2019, outstanding borrowings under the Term Loan A-2, Term Loan B-1, Term Loan B-2 and Term Loan B-3 were $250.0 million, $490.0 million, $249.4 million and $325.0 million, respectively, and bore interest at rates ranging from 3.91% to 4.41% per annum. Letter of credit issuances under the New Revolving Credit Facility totaled $5.5 million and we had $344.5 million available for borrowing under the New Revolving Credit Facility at June 30, 2019.

In connection with the financing transactions during 2019, we incurred $12.4 million of debt issuance costs, of which $11.7 million was capitalized. We also wrote-off $4.2 million of existing unamortized debt issuance costs, including the $3.8 million associated with the Notes. We recorded $1.3 million and $1.0 million of debt issuance cost amortization for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. These amounts are reflected within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $22.6 million and $17.6 million at June 30, 2019 and December 31, 2018, respectively, of which $2.7 million and $0 are reflected within other noncurrent assets, respectively, and $19.9 million and $17.6 million are reflected as reductions to long-term debt in the condensed consolidated balance sheets, respectively.

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, which is a forward-starting swap with respect to a notional amount of $350 million, our monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturity at our election or the financial institution counterparty as provided in each swap agreement.

Capital Expenditures

We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations, including rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to Cable One platforms and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

We have adopted capital expenditure disclosure guidance as supported by the NCTA. These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of capital expenditures reported in this Quarterly Report on Form 10-Q are calculated in accordance with NCTA disclosure guidelines.

The following table presents our capital expenditures by category in accordance with NCTA disclosure guidelines for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Customer premise equipment	$24,854	$26,275
Commercial	11,519	3,750
Scalable infrastructure	21,715	18,880
Line extensions	11,964	7,309
Upgrade/rebuild	13,394	9,856
Support capital	27,042	24,798
Total	$110,488	$90,868

Contractual Obligations and Contingent Commitments

As described in the section entitled “Financing Activity,” we incurred the following additional indebtedness during 2019:

●

On January 7, 2019, we incurred $250 million of new indebtedness under the seven-year Term Loan B-2, which amortizes in equal quarterly installments at a rate of 1.0% per annum, with the outstanding balance due upon maturity.

●

On May 8, 2019, we entered into the Second Restatement Agreement that provided for the $250 million Term Loan A-2, which was partially used to refinance the $234.4 million Term Loan A-1, and the $450 million Delayed Draw Term Loan A-2. The Term Loan A-2 and, if and when drawn, the Delayed Draw Term Loan A-2, will amortize in increasing quarterly installments at per annum rates between 2.5% and 12.5%, with the outstanding balance due upon maturity on May 8, 2024. No amounts have been drawn on the Delayed Draw Term Loan A-2 as of June 30, 2019.

●

On June 14, 2019, we incurred $325 million of new indebtedness under the Term Loan B-3, which amortizes in equal quarterly installments at a rate of 1.0% per annum, with the outstanding balance due upon maturity on January 7, 2026.

●	On June 15, 2019, we redeemed all $450 million aggregate principal amount of outstanding Notes.

Except as disclosed above, as of June 30, 2019, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2018 Form 10-K.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. As of June 30, 2019, the Company’s market risk sensitive instruments consisted of the Senior Credit Facilities and the interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity.” None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.

Outstanding borrowings under the Senior Credit Facilities, which bear interest, at the Company’s option, at a rate per annum determined by reference to either LIBOR or a base rate, in each case plus an applicable interest rate margin, were $1.3 billion at June 30, 2019. The Company has entered into interest rate swap agreements to effectively convert the variable rate interest to a fixed rate for $850 million, or 65%, of such outstanding debt. Based on the principal outstanding under the Senior Credit Facilities with exposure to LIBOR at June 30, 2019 and December 31, 2018, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, the Company’s annual interest expense would have increased $4.6 million and $7.3 million, respectively.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2019, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2019 (2)	11	$996.24	-	$145,081
May 1 to 31, 2019 (2)	2	$1,080.75	-	$145,081
June 1 to 30, 2019	-	$-	-	$145,081
Total	13	$1,009.24	-	$145,081

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

(2)

Consist of shares withheld from employees to satisfy estimated tax withholding obligations in connection with vesting of restricted stock under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the vesting date.

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

10.2

Second Restatement Agreement, dated as of May 8, 2019, among Cable One, Inc., its wholly owned subsidiaries, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 9, 2019).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: August 7, 2019

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Senior Vice President and Chief Financial Officer

Date: August 7, 2019