Form 10-Q
period 2019-09-30
Cable One, Inc.
filed 2019-11-08
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of November 1, 2019
Common stock, par value $0.01	5,711,214

CABLE ONE, INC.

FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$145,848	$264,113
Accounts receivable, net	30,931	29,947
Income taxes receivable	1,761	10,713
Prepaid and other current assets	17,578	13,090
Total Current Assets	196,118	317,863
Property, plant and equipment, net	997,145	847,979
Intangible assets, net	1,030,993	953,851
Goodwill	358,014	172,129
Other noncurrent assets	26,057	11,412
Total Assets	$2,608,327	$2,303,234

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$113,397	$94,134
Deferred revenue	22,567	18,954
Current portion of long-term debt	17,215	20,625
Total Current Liabilities	153,179	133,713
Long-term debt	1,278,110	1,142,056
Deferred income taxes	267,797	242,127
Other noncurrent liabilities	134,482	9,980
Total Liabilities	1,833,568	1,527,876

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,709,593 and 5,703,402 shares outstanding as of September 30, 2019 and December 31, 2018, respectively)	59	59
Additional paid-in capital	48,059	38,898
Retained earnings	939,602	850,292
Accumulated other comprehensive loss	(91,201)	(96)
Treasury stock, at cost (178,306 and 184,497 shares held as of September 30, 2019 and December 31, 2018, respectively)	(121,760)	(113,795)
Total Stockholders' Equity	774,759	775,358
Total Liabilities and Stockholders' Equity	$2,608,327	$2,303,234

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Revenues	$284,991	$268,268	$849,246	$802,443
Costs and Expenses:
Operating (excluding depreciation and amortization)	94,898	91,956	285,104	278,478
Selling, general and administrative	58,861	59,439	180,407	164,584
Depreciation and amortization	48,737	50,414	157,416	148,225
Loss on asset disposals, net	2,362	3,140	4,375	12,508
Total Costs and Expenses	204,858	204,949	627,302	603,795
Income from operations	80,133	63,319	221,944	198,648
Interest expense	(16,079)	(15,460)	(52,691)	(45,136)
Other income (expense), net	1,582	1,503	(6,248)	3,002
Income before income taxes	65,636	49,362	163,005	156,514
Income tax provision	15,801	11,048	38,036	33,762
Net income	$49,835	$38,314	$124,969	$122,752

Net Income per Common Share:
Basic	$8.77	$6.75	$22.01	$21.58
Diluted	$8.68	$6.70	$21.81	$21.44
Weighted Average Common Shares Outstanding:
Basic	5,682,167	5,674,224	5,676,681	5,687,849
Diluted	5,741,666	5,717,575	5,730,798	5,725,520

Deferred gain (loss) on cash flow hedges and other, net of tax	$(28,066)	$1	$(91,105)	$2
Comprehensive income	$21,769	$38,315	$33,864	$122,754

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at June 30, 2019	5,706,812	$59	$45,001	$902,615	$(63,135)	$(121,632)	$762,908
Net income	-	-	-	49,835	-	-	49,835
Deferred loss on cash flow hedges and other, net of tax	-	-	-	-	(28,066)	-	(28,066)
Equity-based compensation	-	-	3,058	-	-	-	3,058
Issuance of equity awards, net of forfeitures	2,882	-	-	-	-	-	-
Withholding tax for equity awards	(101)	-	-	-	-	(128)	(128)
Dividends paid to stockholders ($2.25 per common share)	-	-	-	(12,848)	-	-	(12,848)
Balance at September 30, 2019	5,709,593	$59	$48,059	$939,602	$(91,201)	$(121,760)	$774,759

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at June 30, 2018	5,703,337	$59	$33,256	$792,784	$(351)	$(109,815)	$715,933
Net income	-	-	-	38,314	-	-	38,314
Changes in pension, net of tax	-	-	-	-	1	-	1
Equity-based compensation	-	-	2,418	-	-	-	2,418
Issuance of equity awards, net of forfeitures	1,942	-	-	-	-	-	-
Withholding tax for equity awards	(220)	-	-	-	-	80	80
Dividends paid to stockholders ($2.00 per common share)	-	-	-	(11,411)	-	-	(11,411)
Balance at September 30, 2018	5,705,059	$59	$35,674	$819,687	$(350)	$(109,735)	$745,335

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2018	5,703,402	$59	$38,898	$850,292	$(96)	$(113,795)	$775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	124,969	-	-	124,969
Deferred loss on cash flow hedges and other, net of tax	-	-	-	-	(91,105)	-	(91,105)
Equity-based compensation	-	-	9,161	-	-	-	9,161
Issuance of equity awards, net of forfeitures	15,599	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,424)	-	-	-	-	(2,892)	(2,892)
Dividends paid to stockholders ($6.25 per common share)	-	-	-	(35,667)	-	-	(35,667)
Balance at September 30, 2019	5,709,593	$59	$48,059	$939,602	$(91,201)	$(121,760)	$774,759

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2017	5,731,442	$59	$28,412	$728,386	$(352)	$(80,058)	$676,447
Net income	-	-	-	122,752	-	-	122,752
Changes in pension, net of tax	-	-	-	-	2	-	2
Equity-based compensation	-	-	7,262	-	-	-	7,262
Issuance of equity awards, net of forfeitures	17,635	-	-	-	-	-	-
Repurchases of common stock	(34,028)	-	-	-	-	(22,556)	(22,556)
Withholding tax for equity awards	(9,990)	-	-	-	-	(7,121)	(7,121)
Dividends paid to stockholders ($5.50 per common share)	-	-	-	(31,451)	-	-	(31,451)
Balance at September 30, 2018	5,705,059	$59	$35,674	$819,687	$(350)	$(109,735)	$745,335

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$124,969	$122,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,416	148,225
Amortization of debt issuance cost	3,527	3,088
Equity-based compensation	9,161	7,262
Write-off of debt issuance costs	4,207	110
Increase in deferred income taxes	22,712	18,626
Loss on asset disposals, net	4,375	12,508
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable, net	310	1,762
Decrease in income taxes receivable	8,952	12,765
Increase in prepaid and other current assets	(4,177)	(5,796)
Increase (decrease) in accounts payable and accrued liabilities	8,723	(14,437)
Increase (decrease) in deferred revenue	(709)	3,673
Other, net	(4,281)	(2,921)
Net cash provided by operating activities	335,185	307,617

Cash flows from investing activities:
Purchase of business, net of cash acquired	(356,917)	-
Capital expenditures	(176,324)	(159,170)
Increase (decrease) in accrued expenses related to capital expenditures	(1,431)	1,740
Proceeds from sales of property, plant and equipment	7,050	1,827
Net cash used in investing activities	(527,622)	(155,603)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	825,000	-
Payment of debt issuance costs	(11,756)	(2,131)
Payments on long-term debt	(695,440)	(10,013)
Repurchases of common stock	(5,073)	(22,556)
Payment of withholding tax for equity awards	(2,892)	(7,121)
Dividends paid to stockholders	(35,667)	(31,451)
Change in cash overdraft	-	(3,593)
Net cash provided by (used in) financing activities	74,172	(76,865)

Increase (decrease) in cash and cash equivalents	(118,265)	75,149
Cash and cash equivalents, beginning of period	264,113	161,752
Cash and cash equivalents, end of period	$145,848	$236,901

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$49,740	$35,571
Cash paid for income taxes, net of refunds received	$3,823	$2,366

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. As of September 30, 2019, Cable One provided service to 821,079 residential and business customers, of which 689,138 subscribed to data services, 298,063 subscribed to video services and 121,095 subscribed to voice services.

On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million in cash on a debt-free basis. Refer to note 2 for details on this transaction and note 7 for details on the related financing.

On March 31, 2019, the Company entered into a definitive agreement with Fidelity Communications Co. to acquire its data, video and voice business and certain related assets (collectively, “Fidelity”) for a base purchase price of $525.9 million in cash, subject to customary adjustments. Fidelity is a cable operator that provides residential and business services to customers throughout greater Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Cable One and Fidelity share similar strategies, customer demographics and products. Accordingly, the Company believes the acquisition of Fidelity offers it opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies. The all-cash transaction was completed on October 1, 2019 and was funded through a combination of cash on hand and proceeds from new indebtedness. Refer to note 15 for details on this transaction and the related financing.

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

Segment Reporting. Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. The Company’s operations are organized and managed on the basis of operating systems within its geographic divisions. Each operating system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each operating system deploys similar technology to deliver the Company’s products and services, operates within a similar regulatory environment, has similar economic characteristics and is managed by the Company’s chief operating decision maker as part of an aggregate of all operating systems within the Company’s material geographic divisions. Management evaluated the criteria for aggregation under ASC 280 and has concluded that the Company meets each of the respective criteria set forth therein. Accordingly, management has identified one reportable segment.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements. In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The ASU specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. The Company plans to adopt the updated guidance prospectively and is currently evaluating the expected impact of ASU 2018-15 on its consolidated financial statements.

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

2. CLEARWAVE ACQUISITION

On January 8, 2019, the Company acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. The Company funded the purchase price of $358.8 million with cash on hand and the additional seven-year incremental term “B” loan borrowings described in note 7. The acquisition provides the Company with a premier fiber network within its existing footprint, further enables the Company to supply its customers with enhanced business services solutions and provides a platform to allow the Company to replicate Clearwave’s strategy in several of its other markets.

The Company accounted for the Clearwave acquisition as a business combination pursuant to ASC 805 - Business Combinations. Accordingly, acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the three and nine months ended September 30, 2019, the Company incurred acquisition-related costs of $1.2 million and $7.3 million, respectively, including $0.1 million and $3.5 million associated with the Clearwave acquisition, respectively. The remainder of these costs was primarily associated with the Fidelity acquisition that closed on October 1, 2019. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statement of operations and comprehensive income.

In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The preliminary measurements of fair value set forth herein are subject to change and such changes could be material. The Company expects to finalize the valuation as soon as practicable but no later than one year from the acquisition date. During the three months ended September 30, 2019, the Company recorded a measurement period adjustment increasing both deferred income taxes and goodwill by $2.7 million as a result of the Company’s election for Clearwave to be treated as a disregarded entity for Federal income tax purposes. The following table summarizes the current allocation of the purchase price consideration as of the acquisition date (in thousands):

	Original Estimate	Measurement Period Adjustment	Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$1,913	$-	$1,913
Accounts receivable	1,294	-	1,294
Prepaid and other current assets	311	-	311
Property, plant and equipment	120,472	-	120,472
Intangible assets	89,700	-	89,700
Other noncurrent assets	3,533	-	3,533
Total Assets Acquired	$217,223	$-	$217,223

Liabilities Assumed
Accounts payable and accrued liabilities	$2,128	$-	$2,128
Deferred revenue	4,322	-	4,322
Deferred income taxes	30,104	2,667	32,771
Other noncurrent liabilities	5,057	-	5,057
Total Liabilities Assumed	$41,611	$2,667	$44,278

Net assets acquired	$175,612	$(2,667)	$172,945
Purchase price consideration	358,830	-	358,830
Goodwill recognized	$183,218	$2,667	$185,885

Acquired identifiable intangible assets consist of the following (dollars in thousands):

	Preliminary Fair Value	Preliminary Useful Life (in years)
Customer relationships	$83,000	17
Trademark and trade name	$6,700	Indefinite

No residual value was assigned to the acquired customer relationships.

The acquisition produced $185.9 million of goodwill, increasing the Company’s goodwill balance from $172.1 million at December 31, 2018 to $358.0 million at September 30, 2019. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. Goodwill arising from the Clearwave acquisition is not deductible for tax purposes.

For the three months ended September 30, 2019, the Company recognized revenues of $7.0 million and net income of $1.4 million from Clearwave operations, which reflected acquired intangible assets amortization expense of $1.2 million. For the period from January 8, 2019 to September 30, 2019, the Company recognized revenues of $19.9 million and net income of $3.6 million from Clearwave operations, which reflected acquired intangible assets amortization expense of $3.6 million.

3.        REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Residential
Data	$134,320	$124,089	$396,955	$366,418
Video	80,999	84,583	248,834	260,807
Voice	10,254	10,169	30,584	31,345
Business services	50,662	39,567	147,564	115,739
Advertising sales	5,054	6,288	14,534	17,445
Other	3,702	3,572	10,775	10,689
Total revenues	$284,991	$268,268	$849,246	$802,443

Fees imposed on the Company by various governmental authorities are passed through monthly to the Company’s customers and are periodically remitted to authorities. These fees were $5.1 million and $4.0 million for the three months ended September 30, 2019 and 2018, respectively, and $15.1 million and $12.1 million for the nine months ended September 30, 2019 and 2018, respectively. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the condensed consolidated statements of operations and comprehensive income.

Other revenues are comprised primarily of customer late charges and reconnect fees.

Net accounts receivable from contracts with customers totaled $30.3 million and $29.8 million at September 30, 2019 and December 31, 2018, respectively.

Deferred commissions totaled $8.2 million and $7.8 million at September 30, 2019 and December 31, 2018, respectively, and were included within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Commission amortization expense was $0.9 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.8 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Deferred commissions of $3.3 million included within prepaid and other current assets in the condensed consolidated balance sheet as of September 30, 2019 are expected to be amortized over the next 12 months.

Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $22.6 million and $19.0 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $19.0 million of current deferred revenue at December 31, 2018, nearly all was recognized during the nine months ended September 30, 2019. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $5.8 million and $2.8 million as of September 30, 2019 and December 31, 2018, respectively, and were included within other noncurrent liabilities in the condensed consolidated balance sheets.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cable distribution systems	$1,628,627	$1,421,820
Customer premise equipment	232,135	220,571
Other equipment and fixtures	417,853	406,011
Buildings and leasehold improvements	103,426	100,625
Capitalized software	98,036	94,801
Construction in progress	79,854	69,163
Land	12,268	11,946
Right-of-use assets	6,257	-
Property, plant and equipment, gross	2,578,456	2,324,937
Less accumulated depreciation	(1,581,311)	(1,476,958)
Property, plant and equipment, net	$997,145	$847,979

Depreciation expense was $44.5 million and $47.4 million for the three months ended September 30, 2019 and 2018, respectively, and $144.9 million and $139.5 million for the nine months ended September 30, 2019 and 2018, respectively.

In January 2019, the remaining portion of the Company's previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million. The property’s carrying value of $4.6 million was included within other noncurrent assets in the condensed consolidated balance sheet as assets held for sale at December 31, 2018.

5. GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $358.0 million and $172.1 million at September 30, 2019 and December 31, 2018, respectively. The increase related to goodwill recognized upon the acquisition of Clearwave in January 2019.

During the third quarter of 2019, the Company prospectively changed its annual goodwill impairment testing date from November 30 to October 1. The voluntary change was to better align its goodwill impairment testing procedures with its annual planning and budgeting process. This change did not delay, accelerate, or avoid an impairment loss, nor did the change have a cumulative effect on pre-tax income, net income, retained earnings, or net assets. This change was applied prospectively beginning on October 1, 2019.

The Company has not historically recorded any impairment of goodwill.

Intangible assets (excluding goodwill) consisted of the following (dollars in thousands):

				September 30, 2019			December 31, 2018
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,893	$34	$2,927	$2,887	$40
Customer relationships	14	–	17	243,000	31,234	211,766	160,000	19,047	140,953
Trademark and trade name		2.7		1,300	1,178	122	1,300	813	487
Total Finite-Lived Intangible Assets				$247,227	$35,305	$211,922	$164,227	$22,747	$141,480

Indefinite-Lived Intangible Assets
Franchise agreements				$812,371			$812,371
Trademark and trade name				6,700			-
Total Indefinite-Lived Intangible Assets				$819,071			$812,371

Intangible asset amortization expense was $4.2 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, and $12.6 million and $8.7 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the future amortization of intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2019 (remaining three months)	$4,140
2020	16,319
2021	16,318
2022	16,315
2023	16,313
Thereafter	142,517
Total	$211,922

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

As of September 30, 2019, additional operating leases that have not yet commenced were not material.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

September 30, 2019
ROU Assets
Property, plant and equipment, net:
Finance leases	$5,933
Other noncurrent assets:
Operating leases	$15,989

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$4,159
Current portion of long-term debt:
Finance leases	$215
Long-term debt:
Finance leases	$4,017
Other noncurrent liabilities:
Operating leases	$10,630
Total:
Finance leases	$4,232
Operating leases	$14,789

The components of the Company’s lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease expense:
Amortization of ROU assets	$128	$338
Interest on lease liabilities	69	201
Operating lease expense	1,366	3,828
Short-term lease expense	236	708
Variable lease expense	39	137
Total lease expense	$1,838	$5,212

Finance lease expense is included within depreciation and amortization expense and interest expense, and operating lease expense is included within operating expenses and selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income.

Supplemental lessee financial information is as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$10	$565
Finance leases - operating cash flows	$69	$201
Operating leases - operating cash flows	$1,341	$3,901
ROU assets obtained in exchange for new lease liabilities:
Finance leases	$377	$1,478
Operating leases (1)	$671	$7,753

(1)	Includes $3.3 million of ROU assets acquired in the Clearwave transaction.

September 30, 2019
Weighted average remaining lease term:
Finance leases (in years)	12.6
Operating leases (in years)	4.6
Weighted average discount rate:
Finance leases	7.62%
Operating leases	5.05%

As of September 30, 2019, the future maturities of existing lease liabilities were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2019 (remaining three months)	$93	$1,257
2020	513	4,617
2021	524	3,495
2022	535	2,571
2023	542	2,194
Thereafter	4,389	2,501
Total	6,596	16,635
Less present value discount	(2,364)	(1,846)
Lease liability	$4,232	$14,789

As of December 31, 2018, the Company’s outstanding operating lease obligations under the previous accounting guidance were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$1,767
2020	1,219
2021	911
2022	398
2023	204
Thereafter	299
Total	$4,798

Lessor Financial Information. The Company’s lease income, which is included within revenues in the condensed consolidated statements of operations and comprehensive income, was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease income relating to lease payments	$115	$374

As of September 30, 2019, the future maturities of existing lease receivables were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (remaining three months)	$133
2020	398
2021	235
2022	32
2023	29
Thereafter	78
Total	$905

As of September 30, 2019, the current and noncurrent portions of operating lease receivables were $0.5 million and $0.4 million, respectively, and were included within accounts receivable, net and other noncurrent assets in the condensed consolidated balance sheet, respectively.

7. DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Notes (as defined below)	$-	$450,000
Senior Credit Facilities (as defined below)	1,310,125	730,000
Finance lease liabilities	4,232	251
Total debt	1,314,357	1,180,251
Less unamortized debt issuance costs	(19,032)	(17,570)
Less current portion	(17,215)	(20,625)
Total long-term debt	$1,278,110	$1,142,056

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

Senior Credit Facilities. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto, which provided for a five-year revolving credit facility in an aggregate principal amount of $200 million (the “Original Revolving Credit Facility”) and a five-year term loan facility (the “Original Term Loan”).

On May 1, 2017, the Company and the lenders amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) and the Company incurred $750 million of senior secured term loans (the “2017 New Loans”), the proceeds of which were used, together with cash on hand, to finance the acquisition of NewWave Communications (“NewWave”), repay in full the Original Term Loan and pay related fees and expenses. The 2017 New Loans consist of a five-year term “A” loan in an original aggregate principal amount of $250 million (the “Term Loan A-1”) and a seven-year term “B” loan in an original aggregate principal amount of $500 million (the “Term Loan B-1”).

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

A portion of the proceeds from the Term Loan A-2, the Term Loan B-3 and the New Revolving Credit Facility, together with cash on hand, were used to refinance the Original Revolving Credit Facility and Term Loan A-1, to redeem the Notes and for other general corporate purposes. The remaining proceeds, together with proceeds from the Delayed Draw Term Loan A-2 and cash on hand, were used to finance the acquisition of Fidelity and for other general corporate purposes. Refer to note 15 for additional details.

The Term Loan B-1 will mature on May 1, 2024 and both the Term Loan B-2 and the Term Loan B-3 will mature on January 7, 2026. The principal amounts of these term loans amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

The Term Loan A-2, Delayed Draw Term Loan A-2 and New Revolving Credit Facility will mature on May 8, 2024 (unless certain of the Company’s existing indebtedness remains outstanding after certain specified dates, in which case the final maturity date of both facilities will be an earlier date as specified in the Second Restatement Agreement).

The principal amounts of the Term Loan A-2 and the Delayed Draw Term Loan A-2 amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year following the closing date, 2.5% per annum for the second year following the closing date, 5.0% per annum for the third year following the closing date, 7.5% per annum for the fourth year following the closing date and 12.5% per annum for the fifth year following the closing date (in each case subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

Loans under the Delayed Draw Term Loan A-2 have the same terms as, and constitute one class of term loans with, the loans under the Term Loan A-2 described above. The Company was required to pay a ticking fee, which accrued at a per annum rate of 0.30% on the average daily undrawn portion of the Delayed Draw Term Loan A-2 accruing during the period commencing on June 15, 2019 up to, but excluding, October 1, 2019.

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

The Company was in compliance with all debt covenants as of September 30, 2019.

As of September 30, 2019, outstanding borrowings under the Term Loan A-2, Term Loan B-1, Term Loan B-2 and Term Loan B-3 were $248.4 million, $488.8 million, $248.8 million and $324.2 million, respectively, and bore interest at rates ranging from 3.55% to 4.05% per annum. Letter of credit issuances under the New Revolving Credit Facility totaled $6.7 million and the Company had $343.3 million available for borrowing under the New Revolving Credit Facility at September 30, 2019.

In connection with the financing transactions during 2019, the Company incurred $11.8 million of debt issuance costs. The Company also wrote-off $4.2 million of existing unamortized debt issuance costs, including the $3.8 million associated with the Notes for the nine months ended September 30, 2019. The Company recorded $1.1 million of debt issuance cost amortization for both the three months ended September 30, 2019 and 2018 and $3.5 million and $3.1 million of debt issuance cost amortization for the nine months ended September 30, 2019 and 2018, respectively. These amounts are reflected within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $21.6 million and $17.6 million at September 30, 2019 and December 31, 2018, respectively, of which $2.6 million and $0 are reflected within other noncurrent assets, respectively, and $19.0 million and $17.6 million are reflected as reductions to long-term debt in the condensed consolidated balance sheets, respectively.

As of September 30, 2019, the future maturities of outstanding debt, excluding lease liability payment obligations, were as follows (in thousands):

Year Ending December 31,	Amount
2019 (remaining three months)	$4,250
2020	17,000
2021	20,125
2022	26,375
2023	35,750
Thereafter	1,206,625
Total	$1,310,125

8. INTEREST RATE SWAPS

The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest expense on its variable rate LIBOR debt. Under the first swap agreement, with respect to a notional amount of $850 million, the Company’s monthly payment obligation is determined at a fixed base rate of 2.653% beginning in March 2019. Under the second swap agreement, which is a forward-starting interest rate swap with respect to a notional amount of $350 million, the Company’s monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturity at the election of the Company or the financial institution counterparty as provided in each swap agreement. The Company does not hold any derivative instruments for speculative trading purposes. As of September 30, 2019, the Company’s interest rate swap liabilities were recorded at their combined fair value of $120.9 million, with the $9.8 million current and $111.1 million noncurrent portions reflected in accounts payable and accrued expenses and other noncurrent liabilities, respectively, within the condensed consolidated balance sheet.

Changes in the fair values of the interest rate swaps are reported through other comprehensive income (loss) until the underlying hedged debt’s interest expense impacts net income, at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income (loss) to interest expense. Losses of $37.2 million ($28.1 million net of tax) and $120.9 million ($91.1 million net of tax) were recorded through other comprehensive loss within the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019, respectively. The Company expects that $9.8 million of the accumulated other comprehensive loss within the condensed consolidated balance sheet will be reclassified to interest expense within the condensed consolidated statement of operations and comprehensive income within the next 12 months. The Company recognized losses of $0.9 million and $1.3 million on interest rate swaps during the three and nine months ended September 30, 2019, respectively, which were reflected in interest expense within the condensed consolidated statements of operations and comprehensive income.

9. FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of September 30, 2019 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of September 30, 2019 were as follows (dollars in thousands):

	September 30, 2019
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$48,253	$48,253	Level 1
Liabilities:
Long-term debt, including current portion, excluding debt issuance costs:
Senior Credit Facilities	$1,310,125	$1,306,619	Level 2
Other noncurrent liabilities, including current portion:
Interest rate swaps	$120,917	$120,917	Level 2

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

The Company’s deferred compensation liability was $2.6 million and $3.0 million at September 30, 2019 and December 31, 2018, respectively. The current portion of this liability is included within accounts payable and accrued liabilities and the noncurrent portion is included within other noncurrent liabilities in the condensed consolidated balance sheets. This liability represents the market value of participant balances in a notional investment account that is comprised primarily of mutual funds, whose value is based on observable market prices. However, since the deferred compensation liability is not exchanged in an active market, it is classified as Level 2 in the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. The assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in the Clearwave acquisition were recorded at fair value on the acquisition date of January 8, 2019, subject to potential future measurement period adjustments discussed in note 2. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the nine months ended September 30, 2019 or 2018.

10. TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through September 30, 2019, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. During the nine months ended September 30, 2019, the Company repurchased 5,984 shares at an aggregate cost of $5.1 million. No shares were repurchased during the three months ended September 30, 2019.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to pay the applicable statutory minimum amount of employee withholding taxes. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted during the three and nine months ended September 30, 2019 were $0.1 million and $2.9 million, for which the Company withheld 101 and 3,424 shares of common stock, respectively.

Treasury shares of 178,306 held at September 30, 2019 include shares withheld for withholding tax and shares repurchased under the repurchase program.

11. EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At September 30, 2019, 183,197 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity-based awards is recognized on a straight-line basis over the vesting period, with forfeitures recognized as incurred. Equity-based compensation expense was $3.1 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $9.2 million and $7.3 million for the nine months ended September 30, 2019 and 2018, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $3.7 million related to equity-based awards during the nine months ended September 30, 2019. The deferred tax asset related to all outstanding equity-based awards was $4.1 million as of September 30, 2019.

Restricted Stock Awards. Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity during the nine months ended September 30, 2019 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	40,876	$610.88
Granted	12,359	$853.76
Forfeited	(4,056)	$710.10
Vested and issued	(11,177)	$491.89
Outstanding as of September 30, 2019	38,002	$714.27

Vested and unissued as of September 30, 2019	5,678	$527.85

Equity-based compensation expense for restricted stock was $2.0 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $5.7 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $11.3 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.2 years.

Stock Appreciation Rights. A summary of SAR activity during the nine months ended September 30, 2019 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	90,605	$550.60	$122.29	$24,673	7.2
Granted	24,500	$832.36	$196.52	$-	8.9
Exercised	(18,771)	$493.25	$106.47
Forfeited	(3,103)	$659.01	$154.49
Outstanding as of September 30, 2019	93,231	$632.58	$143.91	$58,001	7.6

Vested and exercisable as of September 30, 2019	40,564	$474.73	$100.89	$31,639	6.3

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the nine months ended September 30, 2019 were as follows:

2019
Expected volatility	21.79%
Risk-free interest rate	2.38%
Expected term (in years)	6.25
Expected dividend yield	0.96%

Equity-based compensation expense for SARs was $1.1 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $7.2 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.4 years.

12. INCOME TAXES

The Company’s effective tax rate was 24.1% and 22.4% for the three months ended September 30, 2019 and 2018, respectively, and 23.3% and 21.6% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended September 30, 2019 compared to the same quarter in the prior year primarily related to a decrease in income tax benefits attributable to state effective tax rate changes, partially offset by an increase in income tax benefits attributable to equity-based compensation awards. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the prior year period primarily related to a decrease in income tax benefits attributable to state effective tax rate changes, partially offset by an increase in income tax benefits attributable to equity-based compensation awards.

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

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$49,835	$38,314	$124,969	$122,752
Denominator:
Weighted average common shares outstanding - basic	5,682,167	5,674,224	5,676,681	5,687,849
Effect of dilutive equity-based awards (1)	59,499	43,351	54,117	37,671
Weighted average common shares outstanding - diluted	5,741,666	5,717,575	5,730,798	5,725,520

Net income per common share:
Basic	$8.77	$6.75	$22.01	$21.58
Diluted	$8.68	$6.70	$21.81	$21.44

(1)

Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation. The excluded number of anti-dilutive equity-based awards totaled 93 and 1,589 for the three months ended  September 30, 2019 and 2018, respectively, and 828 and 2,029 for the nine months ended September 30, 2019 and 2018, respectively.

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

15. SUBSEQUENT EVENTS

On October 1, 2019, the Company completed the acquisition of Fidelity for a base purchase price of $525.9 million in cash, subject to customary adjustments. The transaction was financed with cash on hand and the net proceeds from the $450 million Delayed Draw Term Loan A-2 established in the second quarter of 2019, which was drawn in full on October 1, 2019. The Company is currently in the process of finalizing the accounting for the acquisition of Fidelity and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of 2019.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in the 2018 Form 10-K and this Quarterly Report on Form 10-Q:

●	the effect of the Fidelity transaction on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
●	risks related to management’s attention being diverted from our ongoing business operations;
●	uncertainties as to our ability and the amount of time necessary to realize the expected synergies and other benefits of the Fidelity transaction;
●	our ability to integrate Fidelity’s operations into our own;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any new significant acquisitions by us;
●	risks that our rebranding may not produce the benefits expected;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers; and
●	the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to in our 2018 Form 10-K and this Quarterly Report on Form 10-Q.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2018 Form 10-K. Our results of operations for the nine months ended September 30, 2019 may not be indicative of our future results.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 850 communities. The markets we serve are primarily non-metropolitan, secondary markets, with 78% of our customers located in seven states as of September 30, 2019: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to 821,079 residential and business customers out of approximately 2.1 million homes passed as of September 30, 2019. Of these customers, 689,138 subscribed to data services, 298,063 subscribed to video services and 121,095 subscribed to voice services.

We generate substantially all of our revenues through five primary products. Ranked by share of our total revenues through the first nine months of 2019, they are residential data (46.7%), residential video (29.3%), business services (data, voice and video – 17.4%), residential voice (3.6%) and advertising sales (1.7%). The profit margins, growth rates and capital intensity of our five primary products vary significantly due to differences in competition, product maturity and relative costs.

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

On March 31, 2019, we entered into a definitive agreement with Fidelity Communications Co. to acquire its data, video and voice business and certain related assets for a base purchase price of $525.9 million in cash, subject to customary adjustments. Fidelity is a cable operator that provides residential and business services to customers throughout greater Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Cable One and Fidelity share similar strategies, customer demographics and products. Accordingly, we believe the acquisition of Fidelity offers us opportunities for revenue growth and Adjusted EBITDA margin expansion as well as the potential to realize cost synergies. The all-cash transaction was completed on October 1, 2019 and was funded through a combination of cash on hand and proceeds from new indebtedness. Refer to note 15 to the condensed consolidated financial statements for additional details.

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. We elevated our capital investments between 2012 and 2018 to increase our plant capacities and reliability, launch all-digital video services (which has made available approximately half of average plant bandwidth for data services) and increase data capacity by moving from four-channel bonding to 32-channel bonding (to enable our 1 Gigabit per second download speed data service). We expect to continue devoting financial resources to infrastructure improvements, including in the new markets we acquired in the NewWave, Clearwave and Fidelity transactions, because we believe these investments are necessary to remain competitive. The capital enhancements associated with acquired operations include rebuilding low capacity markets, launching all-digital video services, implementing 32-channel bonding, converting back office functions such as billing, accounting and service provisioning, migrating products to Cable One platforms and expanding our high-capacity fiber network.

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

PSU and Customer Counts

During the 12 months ended September 30, 2019, our total PSUs decreased 9,396, or 0.8%, compared to our total PSUs as of September 30, 2018. Residential data PSUs and business services PSUs increased 20,982, or 3.5%, and 9,229, or 8.7%, respectively, while residential video PSUs and residential voice PSUs decreased 29,261, or 9.4%, and 10,346, or 10.2%, respectively. Our total customer relationships increased 19,900, or 2.5%, year-over-year, with an increase of 13,694, or 1.9%, in residential customer relationships and an increase of 6,206, or 8.7%, in business customer relationships.

The following table provides an overview of selected customer data for the time periods specified:

	As of September 30,		Annual Net Gain/(Loss)
	2019	2018	Change	% Change
Residential data PSUs	618,983	598,001	20,982	3.5
Residential video PSUs (1)	283,303	312,564	(29,261)	(9.4)
Residential voice PSUs	91,097	101,443	(10,346)	(10.2)
Total residential PSUs	993,383	1,012,008	(18,625)	(1.8)

Business data PSUs (2)	70,155	62,798	7,357	11.7
Business video PSUs	14,760	16,357	(1,597)	(9.8)
Business voice PSUs (3)	29,998	26,529	3,469	13.1
Total business services PSUs	114,913	105,684	9,229	8.7

Total data PSUs	689,138	660,799	28,339	4.3
Total video PSUs	298,063	328,921	(30,858)	(9.4)
Total voice PSUs	121,095	127,972	(6,877)	(5.4)
Total PSUs	1,108,296	1,117,692	(9,396)	(0.8)

Residential customer relationships	743,946	730,252	13,694	1.9
Business customer relationships	77,133	70,927	6,206	8.7
Total customer relationships	821,079	801,179	19,900	2.5

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

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

Revenues

Revenues increased $16.7 million, or 6.2%, due primarily to increases in business services and residential data revenues of $11.1 million and $10.2 million, respectively, including a $7.0 million contribution from Clearwave. The increase was the result of organic growth in our higher margin product lines of business services and residential data, the acquired Clearwave operations, a residential video rate adjustment and the implementation of modem rental charges to certain business customers, partially offset by decreases in residential video and advertising sales revenues.

Revenues by service offering were as follows for the three months ended September 30, 2019 and 2018, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2019		2018		2019 vs. 2018
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$134,320	47.1	$124,089	46.3	$10,231	8.2
Residential video	80,999	28.4	84,583	31.5	(3,584)	(4.2)
Residential voice	10,254	3.6	10,169	3.8	85	0.8
Business services	50,662	17.8	39,567	14.7	11,095	28.0
Advertising sales	5,054	1.8	6,288	2.3	(1,234)	(19.6)
Other	3,702	1.3	3,572	1.4	130	3.6
Total revenues	$284,991	100.0	$268,268	100.0	$16,723	6.2

Average monthly revenue per unit (“ARPU”) for the indicated service offerings were as follows for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Residential data (1)	$72.09	$68.83	$3.26	4.7
Residential video (1)	$93.42	$88.45	$4.97	5.6
Residential voice (1), (2)	$36.85	$32.95	$3.90	11.8
Business services (2), (3)	$219.92	$187.69	$32.23	17.2

_________

(1)

ARPU values represent the applicable quarterly residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three.

(2)

The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were historically reported on a net basis. Residential voice and business services ARPU for the three months ended September 30, 2019 would have been $33.11 and $215.83, respectively, if reported on a comparable basis.

(3)	ARPU values represent quarterly business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three.

Residential data service revenues increased $10.2 million, or 8.2%, as a result of organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $3.6 million, or 4.2%, due primarily to a 9.4% year-over-year decrease in residential video subscribers, partially offset by a rate adjustment beginning in February 2019.

Residential voice service revenues increased $0.1 million, or 0.8%, due primarily to certain passthrough fees that were historically reported on a net basis, partially offset by the impact of a 10.2% year-over-year decrease in residential voice subscribers.

Business services revenues increased $11.1 million, or 28.0%, due primarily to the acquired Clearwave operations, organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers and implementation of modem rental charges to certain business customers during the first quarter of 2019. Total business customer relationships increased 8.7% year-over-year.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $94.9 million in the third quarter of 2019 and increased $2.9 million, or 3.2%, compared to the third quarter of 2018. The increase was primarily attributable to additional expenses related to Clearwave operations, higher regulatory costs resulting from certain passthrough fees that were historically reported on a net basis, and higher compensation and rent expenses, partially offset by lower programming expenses. Operating expenses as a percentage of revenues were 33.3% for the third quarter of 2019 compared to 34.3% for the year-ago quarter.

Selling, general and administrative expenses were $58.9 million for the third quarter of 2019 and decreased $0.6 million, or 1.0%, compared to the third quarter of 2018. The decrease was primarily attributable to lower marketing expenses, professional fees and general and workers’ compensation insurances costs, partially offset by higher rebranding expenses and acquisition-related costs as well as additional expenses related to Clearwave operations. Selling, general and administrative expenses as a percentage of revenues were 20.7% and 22.2% for the third quarter of 2019 and 2018, respectively. Excluding the expenses associated with the Clearwave operations, selling, general and administrative expenses would have decreased $1.5 million, or 2.6%.

Depreciation and amortization expense was $48.7 million for the third quarter of 2019 and decreased $1.7 million, or 3.3%, compared to the third quarter of 2018. The decrease was due primarily to assets that became fully depreciated since the third quarter of 2018, partially offset by new assets placed in service since the third quarter of 2018 and additional depreciation and amortization related to the acquired Clearwave operations. As a percentage of revenues, depreciation and amortization expense was 17.1% for the third quarter of 2019 compared to 18.8% for the third quarter of 2018.

We recognized $2.4 million and $3.1 million of net losses on asset disposals during the third quarter of 2019 and 2018, respectively.

Interest Expense

Interest expense increased $0.6 million, or 4.0%, to $16.1 million, driven primarily by additional outstanding debt and interest rate swap settlements, partially offset by lower interest rates on variable rate term loans, including loans used to redeem the higher rate Notes.

Other Income, Net

We recognized other income of $1.6 million and $1.5 million during the third quarter of 2019 and 2018, respectively, consisting primarily of interest and investment income.

Income Tax Provision

The income tax provision increased $4.8 million, or 43.0%. Our effective tax rate was 24.1% and 22.4% for the third quarter of 2019 and 2018, respectively. The increase in the effective tax rate primarily related to a decrease in income tax benefits attributable to state effective tax rate changes, partially offset by an increase in income tax benefits attributable to equity-based compensation awards.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Revenues

Revenues increased $46.8 million, or 5.8%, due primarily to increases in business services and residential data revenues of $31.8 million and $30.5 million, respectively. The increase was the result of organic growth in our higher margin product lines of business services and residential data, the acquired Clearwave operations, a residential video rate adjustment and the implementation of modem rental charges to certain business customers, partially offset by decreases in residential video and voice and advertising sales revenues.

Revenues by service offering were as follows for the nine months ended September 30, 2019 and 2018, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2019		2018		2019 vs. 2018
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$396,955	46.7	$366,418	45.7	$30,537	8.3
Residential video	248,834	29.3	260,807	32.5	(11,973)	(4.6)
Residential voice	30,584	3.6	31,345	3.9	(761)	(2.4)
Business services	147,564	17.4	115,739	14.4	31,825	27.5
Advertising sales	14,534	1.7	17,445	2.2	(2,911)	(16.7)
Other	10,775	1.3	10,689	1.3	86	0.8
Total revenues	$849,246	100.0	$802,443	100.0	$46,803	5.8

ARPU for the indicated service offerings were as follows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Residential data (1)	$71.74	$68.20	$3.54	5.2
Residential video (1)	$92.90	$87.80	$5.10	5.8
Residential voice (1), (2)	$35.53	$32.90	$2.63	8.0
Business services (2), (3)	$219.39	$187.12	$32.27	17.2

__________

(1)

ARPU values represent the applicable year-to-date residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by nine, except that for any new PSUs added as a result of an acquisition occurring during the reporting period, the associated ARPU values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated number of PSUs during such period.

(2)

The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were historically reported on a net basis. Residential voice and business services ARPU for the nine months ended September 30, 2019 would have been $32.93 and $216.59, respectively, if reported on a comparable basis.

(3)

ARPU values represent year-to-date business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by nine, except that for any new business customer relationships added as a result of an acquisition occurring during the reporting period, the associated ARPU values represent business services revenues divided by the pro-rated number of business customer relationships during such period.

Residential data service revenues increased $30.5 million, or 8.3%, as a result of organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $12.0 million, or 4.6%, due primarily to a 9.4% year-over-year decrease in residential video subscribers, partially offset by a rate adjustment beginning in February 2019.

Residential voice service revenues decreased $0.8 million, or 2.4%, due primarily to a 10.2% year-over-year decrease in residential voice subscribers, partially offset by certain passthrough fees that were historically reported on a net basis.

Business services revenues increased $31.8 million, or 27.5%, due primarily to the acquired Clearwave operations, organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers, and implementation of modem rental charges to certain business customers during the first quarter of 2019. Total business customer relationships increased 8.7% year-over-year.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $285.1 million for the nine months ended September 30, 2019 and increased $6.6 million, or 2.4%, compared to the year-ago period. The increase was due primarily to additional expenses related to Clearwave operations, higher regulatory costs resulting from certain passthrough fees that were historically reported on a net basis and higher rent expenses. Operating expenses as a percentage of revenues were 33.6% for the first three quarters of 2019 compared to 34.7% for the first three quarters of 2018.

Selling, general and administrative expenses increased $15.8 million, or 9.6%, to $180.4 million. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 20.5% for the nine months ended September 30, 2019 and 2018, respectively. Excluding the expenses associated with the Clearwave operations, selling, general and administrative expenses would have increased $12.5 million, or 7.6%, due primarily to acquisition-related and rebranding costs incurred during the first three quarters of 2019. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of the Clearwave operations, would have been 21.4% for the nine months ended September 30, 2019 compared to 20.5% for the nine months ended September 30, 2018.

Depreciation and amortization expense increased $9.2 million, or 6.2%, including a $9.1 million increase attributable to the Clearwave operations. As a percentage of revenues, depreciation and amortization expense was 18.5% for both the nine months ended September 30, 2019 and 2018.

We recognized a net loss on asset disposals of $4.4 million in the first three quarters of 2019 compared to a net loss on asset disposals of $12.5 million in the first three quarters of 2018. The first three quarters of 2019 included a gain on the sale of a non-operating property that housed our former headquarters, while the prior year period included more asset disposals.

Interest Expense

Interest expense increased $7.6 million, or 16.7%, to $52.7 million, driven primarily by additional outstanding debt and interest rate swap settlements, partially offset by lower interest rates on variable rate term loans, including loans used to redeem the higher rate Notes.

Other Income (Expense), Net

We recognized other expense of $6.2 million during the first three quarters of 2019, consisting primarily of a $6.5 million call premium related to the $450 million Notes redemption and $4.9 million of debt issuance cost write-offs and expenses associated with financing transactions, partially offset by interest and investment income. Refer to note 7 to the condensed consolidated financial statements for additional details. We recognized other income of $3.0 million during the first three quarters of 2018, consisting primarily of interest income.

Income Tax Provision

The income tax provision increased $4.3 million, or 12.7%. Our effective tax rate was 23.3% and 21.6% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits attributable to state effective tax rate changes, partially offset by an increase in income tax benefits attributable to equity-based compensation awards.

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

	Three Months Ended September 30,		2019 vs. 2018
(dollars in thousands)	2019	2018	$ Change	% Change
Net income	$49,835	$38,314	$11,521	30.1

Plus: Interest expense	16,079	15,460	619	4.0
Income tax provision	15,801	11,048	4,753	43.0
Depreciation and amortization	48,737	50,414	(1,677)	(3.3)
Equity-based compensation	3,058	2,418	640	26.5
Severance expense	37	1,111	(1,074)	(96.7)
Loss on deferred compensation	41	100	(59)	(59.0)
Acquisition-related costs	1,228	10	1,218	NM
Loss on asset disposals, net	2,362	3,140	(778)	(24.8)
System conversion costs	1,114	1,735	(621)	(35.8)
Rebranding costs	3,246	423	2,823	NM
Other income, net	(1,582)	(1,503)	(79)	5.3

Adjusted EBITDA	$139,956	$122,670	$17,286	14.1

__________

NM = Not meaningful.

	Nine Months Ended September 30,		2019 vs. 2018
(dollars in thousands)	2019	2018	$ Change	% Change
Net income	$124,969	$122,752	$2,217	1.8

Plus: Interest expense	52,691	45,136	7,555	16.7
Income tax provision	38,036	33,762	4,274	12.7
Depreciation and amortization	157,416	148,225	9,191	6.2
Equity-based compensation	9,161	7,262	1,899	26.1
Severance expense	215	1,618	(1,403)	(86.7)
Loss on deferred compensation	294	616	(322)	(52.3)
Acquisition-related costs	7,322	39	7,283	NM
Loss on asset disposals, net	4,375	12,508	(8,133)	(65.0)
System conversion costs	3,287	3,902	(615)	(15.8)
Rebranding costs	6,658	423	6,235	NM
Other (income) expense, net	6,248	(3,002)	9,250	NM

Adjusted EBITDA	$410,672	$373,241	$37,431	10.0

__________

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

During the first three quarters of 2019, our cash and cash equivalents decreased $118.3 million. At September 30, 2019, we had $145.8 million of cash on hand compared to $264.1 million at December 31, 2018. Our working capital was $43.9 million and $184.2 million at September 30, 2019 and December 31, 2018, respectively.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$335,185	$307,617	$27,568	9.0
Net cash used in investing activities	(527,622)	(155,603)	(372,019)	239.1
Net cash provided by (used in) financing activities	74,172	(76,865)	151,037	(196.5)
Increase (decrease) in cash and cash equivalents	(118,265)	75,149	(193,414)	NM
Cash and cash equivalents, beginning of period	264,113	161,752	102,361	63.3
Cash and cash equivalents, end of period	$145,848	$236,901	$(91,053)	(38.4)

__________

NM = Not meaningful.

Net cash provided by operating activities was $335.2 million and $307.6 million for the first three quarters of 2019 and 2018, respectively. The $27.6 million year-over-year increase was primarily attributable to an increase in Adjusted EBITDA of $37.4 million and an increase in accounts payable and accrued liabilities versus a decrease in the prior year, partially offset by an increase in cash paid for interest and taxes as well as the Notes redemption call premium, acquisition-related costs and rebranding costs.

Net cash used in investing activities was $527.6 million and $155.6 million for the first three quarters of 2019 and 2018, respectively. The $372.0 million increase in cash used from the prior year period was due primarily to the Clearwave acquisition in the first quarter of 2019 and higher capital expenditures.

Net cash provided by financing activities was $74.2 million for the first three quarters of 2019 compared to net cash used in financing activities of $76.9 million for the first three quarters of 2018. The $151.0 million change in net cash flows from the prior year period was primarily a result of proceeds from the issuance of new debt incurred during the first three quarters of 2019 and fewer share repurchases, partially offset by higher payments on long-term debt, including the Notes redemption, the refinancing of the $234.4 million Term Loan A-1 and higher payments of debt issuance costs.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the third quarter of 2019, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. During the nine months ended September 30, 2019, we repurchased 5,984 shares at an aggregate cost of $5.1 million. No shares were repurchased during the three months ended September 30, 2019.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the third quarter of 2019, the Board approved a quarterly dividend of $2.25 per share of common stock, which was paid on September 6, 2019. On November 5, 2019, the Board approved a quarterly dividend of $2.25 per share of common stock to be paid on December 6, 2019 to holders of record as of November 19, 2019.

On October 1, 2019, the Company completed the acquisition of Fidelity for a base purchase price $525.9 million in cash, subject to customary adjustments. Refer to note 15 to the condensed consolidated financial statements for additional details.

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

On June 30, 2015, we entered into the Credit Agreement with the lenders party thereto, JPMorgan, as administrative agent, and the other agents party thereto, which provided for the Original Revolving Credit Facility in an aggregate principal amount of $200 million and the Original Term Loan.

On May 1, 2017, we and the lenders entered into the Amended and Restated Credit Agreement, and we incurred $750 million of 2017 New Loans, the proceeds of which were used, together with cash on hand, to finance the NewWave acquisition, repay in full the Original Term Loan and pay related fees and expenses. The 2017 New Loans consisted of the five-year Term Loan A-1 in an original aggregate principal amount of $250 million and the seven-year Term Loan B-1 in an original aggregate principal amount of $500 million.

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

The $450 million aggregate principal amount Delayed Draw Term Loan A-2 was drawn in full on October 1, 2019.

A portion of the proceeds from the Term Loan A-2, the Term Loan B-3 and the New Revolving Credit Facility, together with cash on hand, were used to refinance the Original Revolving Credit Facility and Term Loan A-1, to redeem the Notes and for other general corporate purposes. The remaining proceeds, together with proceeds from the Delayed Draw Term Loan A-2 and cash on hand, were used to finance the acquisition of Fidelity and for other general corporate purposes.

The Term Loan B-1 will mature on May 1, 2024 and both the Term Loan B-2 and the Term Loan B-3 will mature on January 7, 2026. The principal amounts of these term loans amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

The Term Loan A-2, Delayed Draw Term Loan A-2 and New Revolving Credit Facility will mature on May 8, 2024 (unless certain of our existing indebtedness remains outstanding after certain specified dates, in which case the final maturity date of both facilities will be an earlier date as specified in the Second Restatement Agreement).

The principal amounts of the Term Loan A-2 and the Delayed Draw Term Loan A-2 amortize in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first year following the closing date, 2.5% per annum for the second year following the closing date, 5.0% per annum for the third year following the closing date, 7.5% per annum for the fourth year following the closing date and 12.5% per annum for the fifth year following the closing date (in each case subject to customary adjustments in the event of any prepayment), with the balance due upon maturity.

Loans under the Delayed Draw Term Loan A-2 have the same terms as, and constitute one class of term loans with, the loans under the Term Loan A-2 described above. We were required to pay a ticking fee, which accrued at a per annum rate of 0.30% on the average daily undrawn portion of the Delayed Draw Term Loan A-2 accruing during the period commencing on June 15, 2019 up to, but excluding, October 1, 2019.

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

We were in compliance with all debt covenants as of September 30, 2019.

As of September 30, 2019, outstanding borrowings under the Term Loan A-2, Term Loan B-1, Term Loan B-2 and Term Loan B-3 were $248.4 million, $488.8 million, $248.8 million and $324.2 million, respectively, and bore interest at rates ranging from 3.55% to 4.05% per annum. Letter of credit issuances under the New Revolving Credit Facility totaled $6.7 million and we had $343.3 million available for borrowing under the New Revolving Credit Facility at September 30, 2019.

In connection with the financing transactions during 2019, we incurred $12.5 million of debt issuance costs, of which $11.8 million was capitalized. We also wrote-off $4.2 million of existing unamortized debt issuance costs, including the $3.8 million associated with the Notes. We recorded $1.1 million of debt issuance cost amortization for both the three months ended September 30, 2019 and 2018 and $3.5 million and $3.1 million of debt issuance cost amortization for the nine months ended September 30, 2019 and 2018, respectively. These amounts are reflected within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $21.6 million and $17.6 million at September 30, 2019 and December 31, 2018, respectively, of which $2.6 million and $0 are reflected within other noncurrent assets, respectively, and $19.0 million and $17.6 million are reflected as reductions to long-term debt in the condensed consolidated balance sheets, respectively.

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, which is a forward-starting swap with respect to a notional amount of $350 million, our monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturity at our election or the financial institution counterparty as provided in each swap agreement. We recognized losses of $0.9 million and $1.3 million on interest rate swaps during the three and nine months ended September 30, 2019, respectively, which were reflected in interest expense within the condensed consolidated statements of operations and comprehensive income.

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

We have adopted capital expenditure disclosure guidance as supported by the NCTA - The Internet & Television Association (“NCTA”). These disclosures are not required under GAAP, nor do they impact our accounting for capital expenditures under GAAP. The amounts of capital expenditures reported in this Quarterly Report on Form 10-Q are calculated in accordance with NCTA disclosure guidelines.

The following table presents our capital expenditures by category in accordance with NCTA disclosure guidelines for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Customer premise equipment	$40,764	$46,332
Commercial	18,987	6,501
Scalable infrastructure	33,749	36,090
Line extensions	19,000	12,128
Upgrade/rebuild	22,522	18,244
Support capital	41,302	39,875
Total	$176,324	$159,170

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

●

On May 8, 2019, we entered into the Second Restatement Agreement that provided for the $250 million Term Loan A-2, which was partially used to refinance the $234.4 million Term Loan A-1, and the $450 million Delayed Draw Term Loan A-2. The Term Loan A-2 and the Delayed Draw Term Loan A-2 will amortize in increasing quarterly installments at per annum rates between 2.5% and 12.5%, with the outstanding balance due upon maturity on May 8, 2024. No amounts had been drawn on the Delayed Draw Term Loan A-2 as of September 30, 2019. On October 1, 2019, we incurred $450 million of new indebtedness under the Delayed Draw Term Loan A-2 to pay a portion of the purchase price in connection with the acquisition of Fidelity.

●

On June 14, 2019, we incurred $325 million of new indebtedness under the Term Loan B-3, which amortizes in equal quarterly installments at a rate of 1.0% per annum, with the outstanding balance due upon maturity on January 7, 2026.

In addition, on June 15, 2019, we redeemed all $450 million aggregate principal amount of outstanding Notes.

Except as disclosed above, as of September 30, 2019, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2018 Form 10-K.

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

An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. With the exception of changes due to the adoption of the new lease accounting standard effective January 1, 2019 discussed in notes 1 and 6 to the condensed consolidated financial statements, the entry into interest rate swaps in the first quarter of 2019 discussed in note 8 to the condensed consolidated financial statements and the annual goodwill impairment assessment date change discussed in note 5 to the condensed consolidated financial statements, there have been no material changes to our critical accounting policy and estimate disclosures described in our 2018 Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. As of September 30, 2019, the Company’s market risk sensitive instruments consisted of the Senior Credit Facilities and the interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity.” None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.

Outstanding borrowings under the Senior Credit Facilities, which bear interest, at the Company’s option, at a rate per annum determined by reference to either LIBOR or a base rate, in each case plus an applicable interest rate margin, were $1.3 billion at September 30, 2019. The Company has entered into an interest rate swap agreement to effectively convert the variable rate interest to a fixed rate for $850 million, or 64.9%, of such outstanding debt. Based on the principal outstanding under the Senior Credit Facilities with exposure to LIBOR at September 30, 2019 and December 31, 2018, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, the Company’s annual interest expense would have increased $4.6 million and $7.3 million, respectively.

The Company has also entered into a second swap agreement, which is a forward-starting interest rate swap with respect to a notional amount of $350 million, pursuant to which the Company’s monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Refer to note 8 to the condensed consolidated financial statements for additional details.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2019, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), terrorist attacks, accidental releases of information or similar events, may disrupt our business.

Network and information systems and other technologies are critical to our operating activities, both to internal uses and in supplying data, video and voice services to customers. Network or information system shutdowns or other service disruptions caused by cyber-attacks, such as distributed denial of service attacks, dissemination of malware and other malicious activity, pose increasing risks. Both unsuccessful and successful cyber-attacks on companies, including ours, have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. From time to time, third parties make malicious attempts to access our network or the networks of third-party vendors we use. For example, we recently identified an information security incident possibly affecting the personal information of some of our current and former employees as well as, in some cases, their dependents, beneficiaries and others. Any other successful cyber-attacks could result in an unauthorized release of information, degradation to our network and information systems or disruption to our data, video and voice services, all of which could adversely affect our reputation and results of operations.

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

In the ordinary course of our business, we electronically maintain confidential, proprietary and personal information in our information technology systems and networks and those of third-party vendors, including customer, personnel and vendor data. These systems have been, and may continue to be, targets of attack by cyber criminals or other wrongdoers seeking to steal such information for financial gain or to harm our business operations or reputation. The loss, misuse, compromise, leakage, falsification or accidental release of such information has resulted, and may in the future result, in costly investigations, remediation efforts and notification to affected consumers, personnel and/or vendors. Cyber-attacks have consumed, and may in the future consume, internal resources, and they could also adversely affect our operating results and result in government investigations, fines and penalties, litigation or potential liability for us and otherwise harm our business.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2019 (2)	56	$1,202.77	-	$145,081
August 1 to 31, 2019 (2)	45	$1,272.98	-	$145,081
September 1 to 30, 2019	-	$-	-	$145,081
Total	101	$1,234.05	-

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

(2)

Represents shares withheld from employees to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and exercises of SARs under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: November 7, 2019

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Senior Vice President and Chief Financial Officer

Date: November 7, 2019