Form 10-K
period 2019-12-31
Cable One, Inc.
filed 2020-02-28
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number: 001-36863

Cable One, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3060083
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 E. Earll Drive, Phoenix, Arizona	85012
(Address of Principal Executive Offices)	(Zip Code)

(602) 364-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	CABO	New York Stock Exchange

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

Yes   ☐       No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2019 was approximately $4.8 billion, based on the closing price for the registrant’s common stock on June 28, 2019. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2019 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 5,724,190 shares of the registrant’s common stock outstanding as of February 21, 2020.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Form 10-K.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any acquisitions and strategic investments by us;
●	risks that our rebranding may not produce the benefits expected;
●	damage to our reputation or brand image;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions and strategic investments;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers; and
●	the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 950 communities. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with 78% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 907,000 residential and business customers out of approximately 2.3 million homes passed as of December 31, 2019. Of these customers, approximately 773,000 subscribed to data services, 314,000 subscribed to video services and 139,000 subscribed to voice services.

We generate substantially all of our revenues through four primary products. Ranked by share of our total revenues during 2019, they are residential data (46.9%), residential video (28.7%), business services (data, voice and video – 17.5%) and residential voice (3.7%). The profit margins, growth rates and capital intensity of our four primary products vary significantly due to competition, product maturity and relative costs.

In 2019, our Adjusted EBITDA margins for residential data and business services were approximately seven and nine times greater, respectively, than for residential video, compared to six and seven times greater, respectively, in 2018. The increases were due primarily to acquisitions made during 2019 as well as a continued decrease in residential video Adjusted EBITDA margins. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 58% and 65% of total residential video revenues. None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per primary service unit (“PSU”) basis.

Beginning in 2013, we shifted our focus towards growing our higher margin businesses, namely residential data and business services, rather than our prior concentration on growing revenues through subscriber retention and maximizing customer PSUs. We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are primarily due to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

Excluding the effects of our recent acquisitions, the trends described above have impacted our four primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenue every year since 2013. We expect this growth to continue as our upgrades in broadband capacity, ability to offer higher access speeds than many of our competitors and Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result, we expect that residential video revenues from our existing customer base will decline further in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of consumers in the United States deciding to terminate their residential voice services and exclusively use wireless voice services. We believe this trend will continue because of competition from wireless voice service providers. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data customers and revenues, and we expect this growth to continue. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins for products sold to business customers have remained attractive, which we expect will continue.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Over the last three years, more than 50% of our total capital expenditures have been focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. We offer Gigabit data service to over 97% of our homes passed, and we have begun deploying DOCSIS 3.1 to further increase our network capacity and enable future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements, including in certain of the new markets we have acquired, because we believe these investments are necessary to continually meet our customers' needs and to remain competitive. The capital enhancements associated with acquired operations include rebuilding low capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network. The term “legacy Cable One” in this Annual Report on Form 10-K refers to Cable One operations excluding the impact or operations acquired in the RBI Holding LLC (“NewWave”), Delta Communications, L.L.C. (“Clearwave”) and Fidelity (as defined below) transactions described below.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 3.1 capabilities, and new data service offerings for residential and business customers.

Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. Congress and numerous states, including Missouri (where we have subscribers), have proposed legislation and/or administrative actions that would lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the Federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and DOCSIS 3.0 capabilities in all of our systems. Our technically advanced infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant consists of a fiber-to-the-premises or hybrid fiber-coaxial (“HFC”) network with ample unused capacity and standard download speeds of 100 Megabits per second (“Mbps”), which meaningfully distinguishes our offering from competitors in most of our markets. We have completed a multi-year investment program in our legacy Cable One and NewWave plant, which resulted in increased broadband capacity and reliability and which has enabled and will continue to enable us to offer even higher download speeds to our customers (at both the standard and enhanced data service levels). In addition, we plan to deploy DOCSIS 3.1 throughout our footprint over the next two years, which will allow us to provide higher bandwidth availability and faster speeds to our customers. We believe these investments will reinforce our competitive strength in this area.

Corporate History

In 1986, The Washington Post Company (the prior name of our former corporate parent, Graham Holdings Company (“GHC”)) acquired 53 cable television systems with approximately 350,000 subscribers in 15 Western, Midwestern and Southern states. Since then, we completed over 30 acquisitions and dispositions of cable systems, both through cash sales and system trades. In the process, we substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets and acquiring cable systems in non-metropolitan markets that fit our business model. On July 1, 2015, we became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of our spin-off from GHC (the “spin-off”).

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

On October 1, 2019, we acquired the data, video and voice business and certain related assets of Fidelity Communications Co. (collectively, “Fidelity”), a provider of connectivity services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Cable One and Fidelity share similar strategies, customer demographics and products. We believe the acquisition provides us opportunities for revenue growth and Adjusted EBITDA margin expansion as well as the potential to realize cost synergies.

In 2019, we began rebranding our business as Sparklight®. This new brand better conveys who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world. As part of the rebrand, we began streamlining our residential internet service plans and pricing, offering even faster speeds, further value and the ability to include unlimited data on any plan. In addition, we have and will continue to strengthen our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources. We intend to complete the rebranding of legacy Cable One and NewWave systems in 2020, and we plan to rebrand Fidelity systems further in the future.

Industry Overview

We are a fully integrated provider of data, video and voice services to residential and business customers across various geographic regions in the United States. We provide services that are similar to those provided by cable companies, telephone companies and fiber providers, among others. These providers, each to a varying degree, own and/or lease a network that allows them to deliver their services and distribute their signals to the homes and businesses of subscribers. In addition to building their own network backbone and/or leasing physical access to the network backbone, companies providing video services also purchase licenses to provide their subscribers with access to television channels owned by programmers and broadcasters via distribution over the network backbone. Companies providing video services also typically sell advertising on their video channels.

These providers generate revenue by charging subscription fees to their residential and business customers at rates that vary according to the data, video and/or voice services for which customers subscribe and the type of internet access and equipment furnished to them. These companies generally market and sell their services in bundles or packages in order to maximize the number of PSUs per household, as they believe it is desirable to sell multiple products as a package as the fixed costs per customer can be spread over multiple PSUs. These providers generally operate in their chosen geographic markets under either non-exclusive franchises or other telecommunications licenses granted by state or local authorities for specified periods of time.

While we are smaller than the nation’s biggest providers of data, video and voice services, we have a record of consistent, long-term financial and operational success driven by our differentiated operating philosophy and culture. We emphasize focus as opposed to scale, which is a departure from the historical, more conventional strategies employed in our industry, but is well suited to the markets in which we operate and enables us to take advantage of our strengths.

Our Strengths

We leverage a variety of strengths as a service provider, stemming from, among other things, historical and ongoing capital investments in our plant and our focus on serving customers in non-metropolitan markets. These strengths include the following:

Attractive markets and regional diversification. Our customers are located primarily in non-metropolitan, secondary and tertiary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition than similar service providers in metropolitan markets.

●	Advances in technology often come later to our markets — for example, few competitors in our markets offer fiber-to-the-premises or 5G wireless service.

●	Our subscribers tend to be value-focused, enabling us to save video services costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic area would have on our overall business.

Deep customer understanding. We have operated as a non-metropolitan service provider for over 25 years, and we are attuned to the unique needs of customers in these areas. In order to understand our customers’ demands and preferences, we routinely conduct customer research through a variety of methods, including customer satisfaction surveys, geo-demographic segmentation studies and other analytics. Together with the direct customer contact we engage in through our call center and local operating offices, we believe we have gained valuable insight into how to serve customers in non-metropolitan markets, including with respect to providing an optimal mix of data speeds, price points, and best-in-class customer service levels. In addition, the vast majority of our employees (who we refer to as associates) reside and work in our markets, providing local services through education programs and donations of time and resources that enhance our commitment to the communities we serve.

Superior broadband technology with ample unused capacity. We offer our residential and business data customers internet products at faster speeds than those available from competitors in most of our markets. Our broadband plant consists of a fiber-to-the-premises or HFC network with ample unused capacity. Our standard broadband offering for our residential customers is a download speed of 100 Mbps, which is at the high end of the range of standard residential offerings in our markets. Our fastest broadband offering for our residential customers is currently a download speed of up to 1 Gigabit per second (“Gbps”). We also offer an advanced Wi-Fi solution to residential customers across substantially all of our footprint that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. This service is offered free of charge to residential customers who rent one or more modems from us.

In addition, we have made significant investments in our business consistent with our strategic focus to enhance sales of residential data services and business services. We completed significant, multi-year plant and product enhancements in our legacy Cable One markets in 2017 and continued making enhancements in our NewWave markets in 2018 and 2019, which increased our broadband capacity and reliability. These initiatives caused us to incur multiple years of higher than usual capital spending. However, we believe the competitive benefits will be significant, particularly for data services. We also made the following ongoing capital investments and new product introductions in 2019:

●

We continued to decrease the average number of data customers per unique service group by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.

●	We continued to invest in plant reinforcement projects, which have enhanced reliability, and plant extension projects, which have expanded the number of serviceable homes and businesses.

●	We increased our offering of 1 Gbps data service to over 97% of our homes passed.

●

We continued to deploy 10 Gbps Ethernet Passive Optical Network (“EPON”) fiber-to-the-premises technology across multiple markets, supporting the ongoing roll-out of Piranha Fiber®, which offers market-leading symmetrical speeds of up to 2 Gbps to our business customers.

●

We launched Enterprise Wi-Fi following our introduction of a managed Wi-Fi offering for small and medium sized businesses in 2018. With personalized design and professional installation, Enterprise Wi-Fi is a turnkey solution for businesses, with customizations to identify the optimal number of access points needed to address specific bandwidth and coverage needs, enabling our customers to have access to strong and reliable service throughout the business footprint.

●

We were the first multiple system operator in the United States to achieve MEF 3.0 certification for our Ethernet services. Companies certified under MEF 3.0 are held to more rigorous quality and configuration standards, such as lower acceptable margins for packet loss and latency. This certification represents our ability to deliver standards-based Ethernet services that are seamless, with consistent interoperability and performance features regardless of physical location. We believe that this certification will further enable us to attract and retain wholesale and carrier customers.

We anticipate that the projects we have invested in over the last several years will facilitate sustained increases in residential data and business services revenues and customer satisfaction.

Low cost structure and competitive pricing. We believe our operating costs, taken as a whole, are as low as or lower than any major service provider. We attribute our low-cost structure to a committed focus on retaining our highest value customers (rather than seeking to obtain as many customers as possible) and the lower costs of operating in non-metropolitan markets compared to metropolitan markets. In addition, because we operate our residential and business data services with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.

Customer satisfaction. We have a customer-focused approach, influencing how we are organized, how we sell our services and how we service our customers. For example, we offer same-day service in almost every one of our markets, which we believe none of our major competitors in our markets currently offer. We believe that our dedication to providing a differentiated customer experience is an important driver of our overall value proposition and creates loyalty, improves customer retention and drives increased demand for our services. We focus on customer satisfaction, with an emphasis on consistently benchmarking our customer satisfaction over time and relative to our competitors based on internally and externally generated customer satisfaction data. We continue to focus on making the lives of our customers easier by providing value-added services, such as expanding customer self-service options through improved residential and business online portals and creating a more personalized experience in updated and refreshed local offices.

Associate satisfaction. We have also focused on associate satisfaction. We believe our customers’ satisfaction is tightly linked to our associates’ satisfaction, which has been consistently high throughout the past decade based on routine internal measurements. We currently measure our associate satisfaction annually along with conducting multiple periodic associate surveys. None of our associates have been unionized for over two decades.

Experienced management team. Our executive management team is comprised of senior executives who have significant experience in our industry. Our executive officers have an average industry tenure of over 20 years and an average tenure at Cable One (or its predecessors) of over 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.

Our Strategies

We have a multi-faceted strategy that builds upon our long track record of focusing on the right markets, the right products and the right customers, as well as controlling our operating and capital costs. More specifically, our strategy includes the following principal components:

Focus on non-metropolitan markets. We believe our decision over two decades ago to concentrate on non-metropolitan markets has served us well, and we intend to continue to focus on offering our products primarily in these markets. The economics of non-metropolitan markets, for which we have optimized our strategy and our operations, are different from operations in major cities, and have yielded positive operating results for our business. Because price points for services in non-metropolitan markets are generally lower, and customers in non-metropolitan markets tend to subscribe to fewer PSUs, our average revenue per customer and our PSUs per customer are lower than they might be in metropolitan markets. However, many of our costs are also lower than they would be in metropolitan markets. The dynamics of non-metropolitan markets enable us to operate at attractive margins and earn substantial returns, while remaining consistent with our focus on meeting customer demand for low prices and simultaneously keeping costs down. In addition, we tend to face less vigorous competition than service providers in metropolitan markets.

Maximize Adjusted EBITDA less capital expenditures and drive profitable growth. We concentrate on the products and customers that maximize Adjusted EBITDA less capital expenditures and provide the best opportunity for profitable growth. We believe residential video and residential voice face inexorable long-term declines. With respect to the video product, programmers and broadcasters are charging higher rates and retransmission fees for content to distributors providing video services (often for content for which viewership is declining), and distributors have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings via the internet has given customers new alternatives to traditional video offerings. In addition, customer demand for wireless voice services has reduced demand for residential voice services for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth, higher margin opportunities in residential data and business services.

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our legacy Cable One and NewWave residential video customers decreased by 12.4% when comparing 2019 versus 2018 and 10.5% when comparing 2018 versus 2017. While this strategy runs contrary to the historical, conventional wisdom in our industry, which puts heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business customers is far more important than maximizing the number of customers who choose triple-play packages combining data, video and voice services.

Target higher relative value residential customers. Since 2013, we have introduced rigorous analytics to gain a deeper understanding of our customers and drive profitable decision making throughout the organization. We use data analytics to help refine our go-to-market strategy and identify customers likely to produce higher relative value over the life of their service relationships with us, rather than seeking to maximize the number of new customers or PSUs per household. Our investments in business intelligence have enabled us to integrate, analyze and visualize increasingly complex data sets, in near real-time, and in a format that drives strategic and operational decisions. As a result, our organization has more rapidly identified, modeled, tested, analyzed and implemented initiatives that align with our strategic focus of attracting and retaining higher relative value customers. Business intelligence also enables us to be more predictive with customer habits and industrywide trends. For example, our decision to focus on data-only customers was guided by such data analytics. We believe that optimizing our relationships with these customers, as video and voice cord-cutting accelerates, is both a necessity and an opportunity for our business.

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is generally reflected in all aspects of our business strategy, including pricing, the allocation of sales, marketing and customer service resources, capital spending and supplier negotiations. During 2019, we continued to further diversify our revenue streams away from video as residential data and business services represented 64.4% of our total revenues versus 60.5% for 2018 and 57.1% for 2017. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically have been marketed as a package. Our data-only connects are growing significantly faster than any other segment of our residential business as we have focused on selling data-only packages to new customers rather than cross-selling video services to these customers.

Our business services revenues increased $48.5 million, or 31.1%, in 2019 compared to 2018, including $32.5 million from Clearwave and Fidelity operations. We expect to generate continued growth in business services by leveraging and investing in our existing infrastructure capabilities and footprint to offer higher broadband speeds than other providers in our markets and to expand our business services to attract more small, medium-sized and enterprise business customers.

Continue our culture of cost leadership. We believe our total combined operating and capital costs per customer over the past decade have been among the lowest of any service provider with publicly reported numbers and that our operating margins compare very favorably with those of significantly bigger companies in our industry. This is the antithesis of normal economies-of-scale expectations, where higher volumes are expected to create lower costs per customer and increase operating margins. Rather than increasing our size and seeking cost savings through economies-of-scale, we have achieved our lower cost structure over many years by focusing on:

●

serving primarily non-metropolitan, secondary and tertiary markets, which contain different customer dynamics from those in metropolitan markets and would require us to implement additional operational components;

●

the adoption of new technologies only after they have been tested by other companies, rather than incurring the level of capital expenditures and risk necessary to be an early adopter of most new technologies;

●

implementing a virtually centralized call center to receive inbound customer service calls and dispatch technicians across all of our markets, while keeping the majority of our call center associates in our non-metropolitan markets;

●

standardizing our programming offerings across most of our markets, which reduces our customer service costs, in contrast to other service providers that offer different programming packages in different markets;

●	focusing on retaining and seeking expected higher relative value customers rather than trying to maximize the number of customers or PSUs per customer;

●

aligning our resources to emphasize increased sales of residential data services and sales to business customers and continuing our disciplined cost management approach, rather than committing resources equally to sales of all of our products; and

●	investing in self-service channels to improve customer satisfaction by allowing us to meet changing customer expectations for round-the-clock service while also avoiding unnecessary wait times.

We believe our strategy has produced positive results for our customers, associates and stockholders and we have begun applying this strategy in our acquired operations. In 2019, our strategy allowed us to decrease contacts per customer by reducing customer service phone calls, truck rolls and walk-in customers compared to the prior year. We have been able to achieve these operational efficiencies at the same time as our subscriber base has grown by approximately 13% while simultaneously improving customer satisfaction scores.

Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions, internal and external investments, capital structure optimization and return of capital.

Our Products

Residential Data Services

Residential data services represented 46.9%, 46.0% and 43.4% of our total revenues for 2019, 2018 and 2017, respectively. As part of our rebranding initiative during 2019, we launched new pricing and packaging across the majority of our footprint. We offer simplified data plans with lower pricing and higher speeds across our premium tiers, with download speeds up to 1 Gbps available to more than 97% of our residential customers as of December 31, 2019. We also offer our customers the option to purchase an unlimited data plan regardless of speed tier. Further, to meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we offer most of our customers our advanced Wi-Fi service combining state-of-the-art technology solutions with certified technicians, who locate and configure hardware based on individual customer needs. This service provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.

Residential Video Services

Residential video services represented 28.7%, 32.0% and 34.6% of our total revenues for 2019, 2018 and 2017, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. Our basic video service generally consists of local networks, local community programming, such as governmental and public access, and certain other channels, such as weather, shopping and religious channels. Our digital video service includes national and regional cable networks, music channels and an interactive, electronic programming guide with parental controls. We also offer premium channels, which include networks such as HBO, Showtime, Starz and Cinemax, that generally offer, without commercial interruption, movies, original programming, live sporting events and concerts and other features. Our digital video customers may also subscribe to our advanced services. Our advanced video services include whole-home DVRs, which digitally record programming and pause and rewind live programming, and high-definition set-top boxes, which provide high-resolution picture quality, improved audio quality and a wide-screen format and allow our customers to access internet content on their televisions.

Our TV Everywhere product enables our video customers to stream many of their favorite channels and shows to mobile devices and computers, expanding the value of our video services. Our TV Everywhere product includes the most popular networks across a wide range of genres, including HBO and Cinemax.

Residential Voice Services

Residential voice services represented 3.7%, 3.8% and 4.6% of our total revenues for 2019, 2018 and 2017, respectively. The majority of our residential voice service offerings transmit digital voice signals over our network and are interconnected Voice over Internet Protocol (“VoIP”) services. We also offer traditional telecommunications services through some of our subsidiaries. Many of our voice service offerings include unlimited local and long-distance calling, voicemail, call waiting, three-way calling, caller ID, anonymous call rejection and other features. Our voice services also provide international calling by the minute.

Business Services

We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 17.5%, 14.5% and 13.7% of our total revenues for 2019, 2018 and 2017, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers.

Our offerings for small businesses are generally provided over our coaxial network. Our data services offer various options with download speeds ranging from 25 Mbps up to 1 Gbps, with varying upload speeds, along with managed Wi-Fi. Our small business voice solutions range from one line to multi-line options, including the availability of popular calling features like simultaneous ring, hunt groups, selective call forwarding and much more. Business video packages range from a basic service tier to a comprehensive selection including variety, news and sports programming in high-definition.

We offer delivery of data and voice services over EPON technology primarily for mid-market customers with Piranha Fiber. This shared fiber architecture provides for symmetrical data speeds ranging from 50 Mbps to 2 Gbps. We expect to expand EPON to additional areas and markets each year for the foreseeable future, especially in our competitive locations.

For enterprise and wholesale customers, we offer dedicated bandwidth and Enterprise Wi-Fi in addition to multiple voice services via fiber optic technology. Our fiber optic-based products include dark fiber in addition to dedicated internet access and E-Line, E-Lan and E-Access Ethernet services. We also offer network to network interface connections to other carriers at multiple points of presence across the United States.

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

Although approximately 74% of our footprint currently has limited competition for residential high-speed data service at speeds comparable to our own, we anticipate a slow yet steady growth of new entrants into our markets. Currently, approximately 8% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. However, AT&T also offers video and wireless voice services along with high-speed data service. We also face increasing competition from wireless telephone companies for our residential voice services, as our customers continue to replace our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are developing high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

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

While not an area of strategic focus for us, our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including Amazon Prime, Apple TV, Disney+, Hulu, Netflix, Sling TV, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content over the internet, which may result in less demand for the video services we provide. Despite the negative impact this competition has on our video business, these services also generate additional demand for our residential data business due to customers’ continuing and growing need for data services.

Competition for dedicated fiber-optic services for enterprise business customers is also intense as both local telephone companies and regional overbuilders offer data and voice services over dedicated fiber connections. While certain of these entities are currently more widely known for dedicated fiber services than we are, we maintain a competitive advantage through our local presence and deep customer relationships in the communities we serve.

Associates

As of December 31, 2019, we had approximately 2,751 full-time and part-time associates, and none were represented by a union.

Available Information and Website

Our internet address is www.cableone.biz. We make available free of charge through our investor relations website, http://ir.cableone.net, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (the “SEC”). Printed copies of these documents will be furnished without charge (except exhibits) to any stockholder upon written request addressed to our Secretary at 210 E. Earll Drive, Phoenix, Arizona 85012. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

The contents of these websites are not incorporated by reference into this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.

Information About Our Executive Officers

The following table presents certain information, as of February 27, 2020, concerning our executive officers.

Name	Age	Position
Julia M. Laulis	57	Chair of the Board, President and Chief Executive Officer
Michael E. Bowker	51	Chief Operating Officer
Steven S. Cochran	48	Senior Vice President and Chief Financial Officer
Kenneth E. Johnson	56	Senior Vice President, Technology Services
Eric M. Lardy	46	Senior Vice President
Charles B. McDonald	44	Senior Vice President, Operations
James A. Obermeyer	56	Senior Vice President, Marketing and Sales
Peter N. Witty	52	Senior Vice President, General Counsel and Secretary

Julia M. Laulis

Ms. Laulis has been Chair of the Board since January 2018, Chief Executive Officer and a member of our Board of Directors (the “Board”) since January 2017 and President of Cable One since January 2015.

Ms. Laulis joined Cable One in 1999 as Director of Marketing – Northwest Division. In 2001, she was named Vice President of Operations for the Southwest Division. In 2004, she became responsible for starting Cable One’s Phoenix Customer Care Center. In 2008, she was named Chief Operations Officer, and in 2012, she was named Chief Operating Officer of Cable One. In January 2015, she was promoted to President and Chief Operating Officer.

Prior to joining Cable One, Ms. Laulis served in various marketing management positions with Jones Communications. Ms. Laulis began her 35-plus-year career in the cable industry with Hauser Communications.

Ms. Laulis serves on the boards of C-SPAN, CableLabs and The Cable Center, and she is a trustee of the C-SPAN Education Foundation.

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

Mr. Bowker serves as Vice Chairman of ACA — America’s Communications Association.

Steven S. Cochran

Mr. Cochran has been Senior Vice President and Chief Financial Officer of Cable One since August 2018.

Prior to joining Cable One, Mr. Cochran served as Chief Executive Officer and a member of the board of directors of WideOpenWest, Inc. (“WOW”) from April 2014 until December 2017 after holding various other positions at the company, including Chief Financial Officer, Chief Operating Officer and President. Prior to WOW, Mr. Cochran served in various finance and accounting roles at Millennium Digital Media, including Senior Vice President and Chief Financial Officer. Previously, Mr. Cochran was an accountant at Arthur Andersen LLP.

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

Eric M. Lardy

Mr. Lardy has been a Senior Vice President of Cable One since January 2017.

Mr. Lardy joined Cable One in 1997 as a manager in one of our systems and has held a variety of positions of increasing responsibility in marketing, operations and system general management. Mr. Lardy was named Vice President, Strategic Planning and Finance in 2014 and was promoted to Senior Vice President in January 2017.

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

James A. Obermeyer

Mr. Obermeyer has been Senior Vice President, Marketing and Sales of Cable One since February 2020.

Prior to joining Cable One, Mr. Obermeyer served as Vice President of Marketing at Charter Communications. Prior to Charter Communications, he was Managing Director of Brand and Consumer Marketing for NASCAR and Chief Marketing Officer for Supra Telecom.

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

Regulation and Legislation

General

Our data, video and voice operations are subject to various requirements imposed by U.S. Federal, state and local governmental authorities. The regulation of certain cable rates pursuant to procedures established by Congress has negatively affected our revenues. Certain other legislative, regulatory and judicial matters discussed in this section also have the potential to adversely affect our data, video and voice businesses. The following discussion does not purport to be a complete summary of all the provisions of Federal, state and local law that may affect our operations. Proposals for additional or revised regulations and requirements are pending before Congress, state legislatures and Federal and state regulatory agencies. We generally cannot predict whether new legislation or regulations, court action or a change in the extent of application or enforcement of current laws and regulations would have an adverse impact on our operations.

Broadband Internet Access Services

Broadband internet access service, which we currently offer in all our systems, is subject to some regulation at the Federal level and is not subject to state or local government regulation at this time, except for the state net neutrality laws discussed below.

Regulatory Reclassification and Net Neutrality Regulation. In 2017, the Federal Communications Commission (the “FCC”) adopted the Restoring Internet Freedom Order (the “Internet Freedom Order”), which reinstated broadband internet access service as an “information service” under Title I of the Communications Act of 1934, as amended (the “Communications Act”). The Internet Freedom Order rescinded the majority of the open internet rules adopted by the FCC in 2015 in the Open Internet Order, with the exception of enhanced disclosure requirements that require broadband internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. The Internet Freedom Order remains subject to further judicial review.

Congress and numerous states, including Missouri (where we have subscribers), have proposed legislation and/or administrative actions that would lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Net neutrality obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or when any future changes to the regulatory framework will occur at the Federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

Privacy. Broadband internet access service is subject to many of the same Federal and state privacy laws that apply to other electronic communications. These include the Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data becomes more prevalent in the communications industry, our compliance obligations may grow. In 2017, the broadband privacy and data security rules adopted by the FCC in 2016 were repealed pursuant to the Congressional Review Act, which also restricts the FCC from adopting “substantially similar” rules in the future. In 2017, the FCC also reinstated its previous rules applicable to customer proprietary network information (“CPNI”) for voice services. In addition, privacy legislation has been proposed at the Federal and state level, some of which would require broadband service providers to apply heightened privacy and security protections to customer data. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

In addition to FCC privacy regulations governing broadband internet access service, the Federal Trade Commission (the “FTC”) also may exercise authority over privacy by using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. The FTC also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss or unauthorized disclosure of this type of information. We also are subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

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

Digital Millennium Copyright Act. Owners of copyrights and trademarks actively seek to prevent use of the internet to violate their rights. For example, copyright and trademark owners assert claims that a customer used an internet service or resources accessed via the internet to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner. In some cases, copyright and trademark owners have sought to recover damages from the broadband internet access service provider as well as or instead of the customer. The law relating to the potential liability of broadband internet access service providers in these circumstances is unsettled. The Digital Millennium Copyright Act grants broadband internet access service providers protection against certain claims of copyright infringement resulting from the actions of customers if the internet provider complies with certain requirements. Congress has not adopted similar immunity for broadband internet access service providers for trademark infringement claims.

Business Data Services. The FCC has adopted a deregulatory framework for Business Data Services (“BDS”), formerly known as “special access” services. These services provide dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections. The framework eliminated pricing regulation for certain types of BDS and established a competitive market test for determining whether other types of BDS should remain subject to pricing regulation. In July 2019, the FCC reaffirmed its decision regarding the framework and provided a transition period for further deregulation of BDS provided by incumbent carriers. At this time, we cannot predict how these or any future rule changes will affect our business.

Video Services

Title VI of the Communications Act establishes the principal Federal regulatory framework for our operation of cable systems and for the provision of our video services. The Communications Act allocates primary responsibility for enforcing the Federal policies among the FCC and state and local governmental authorities.

Franchising. We are required to obtain franchises or authorizations from state or local governmental authorities to operate our cable systems. Those franchises typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Federal law restricts franchise fee payments to 5% of the gross revenues of a cable system that are derived from the provision of video services. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.

A number of states in which we operate have adopted franchising laws that provide for statewide franchising. Generally, statewide cable franchises are issued for a fixed term, reduce many burdensome requirements contained in traditional local cable franchises and eliminate the need for local oversight and negotiation. Various other state and local statutes, ordinances and administrative laws additionally govern our operation in particular communities.

Prior to the scheduled expiration of our franchises, we generally initiate renewal proceedings with the granting authorities. Federal law provides for an orderly franchise renewal process in which local authorities may not unreasonably withhold franchise renewals. In connection with the franchise renewal process, however, many local governmental authorities require the cable operator to make additional costly commitments.

In August 2019, the FCC issued an order that limits the scope of demands that state and local authorities may require in exchange for issuing or renewing a franchise. The FCC’s order clarified that state and local franchising authorities are prohibited from using their video franchising authority to regulate the provision of non-cable services, including broadband, Wi-Fi and VoIP services that are delivered over “mixed use” systems that offer a variety of services. The FCC also held that non-monetary in-kind contributions required by a franchising authority count as franchise fees subject to the 5% cap on such fees. The FCC’s order is being challenged in the Federal courts. We cannot predict the outcome of the court appeals and whether or to what extent the rules as revised by the FCC or the courts may affect our operations or impose costs on our business.

The FCC has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally imposed franchise obligations. These rules are especially beneficial to new entrants and are expected to continue to accelerate the competition we are experiencing in the video service marketplace.

Rate Regulation. FCC regulations prohibit LFAs or the FCC from regulating the rates that cable systems charge for certain levels of video service, equipment and service calls when those cable systems are subject to “effective competition.” The FCC’s rate regulations contain a presumption that all cable systems are subject to the effective-competition exemption unless proven otherwise.

Carriage of Local Television Broadcast Stations. There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal “must carry” regulations require cable systems to carry local broadcast television stations upon the request of the local broadcaster. As a result, certain of our cable systems must carry broadcast stations that we might not otherwise have elected to carry.

Alternatively, Federal law includes “retransmission consent” regulations, by which broadcasters can elect to prohibit cable carriage unless the cable operator first negotiates for retransmission consent, which may be conditioned on significant payments or other concessions from cable operators, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availabilities on cable channels to a station or to provide cash compensation. This development results in increased operating costs for video service providers, which ultimately increases the rates for video subscribers.

The FCC and Congress have imposed additional requirements in this area, including restrictions on broadcasters’ ability to jointly negotiate with video providers for carriage of their stations, and the requirement that parties negotiate retransmission consent in good faith. The FCC has stated that it would not adopt additional rules governing good faith negotiations for retransmission consent, but it would be prepared to assist in negotiations when necessary. Additional government-mandated broadcast carriage obligations, including those related to the FCC’s newly adopted enhanced technical broadcasting option (Advanced Television Systems Committee 3.0), could disrupt existing programming commitments and increase our costs of carrying such programming.

Media Ownership Rules. The FCC recently took steps to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. However, the FCC’s new rules were overturned by a Federal court, which remanded the matter to the FCC for further proceedings. We cannot predict the outcome of the ongoing reviews by the FCC and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose costs on our business. Changes to relax the media ownership rules would likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent.

Pole Attachments. Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits. Federal law also requires those entities to charge reasonable rates to cable operators for utilizing space on such poles or in such underground conduits. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments. Those one-touch make-ready rules have taken effect but have been challenged in the Federal courts by utility companies. We cannot predict the outcome of this proceeding, or how this proceeding may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

Federal Copyright Issues. The Copyright Act of 1976, as amended (the “Copyright Act”), gives cable systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. The U.S. Copyright Office is considering requests for clarification and revisions of certain cable compulsory copyright license reporting requirements, and from time to time, other revisions to the cable compulsory copyright rules are considered. We cannot predict the outcome of any such inquiries. However, it is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on our business by, for example, increasing copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis. Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

Customer Equipment. Congress, the FCC and other government agencies have for some time been developing and implementing regulations that affect the types of set-top boxes that cable operators can lease or deploy to their subscribers. Prior to 2015, FCC rules banned the integration of security and non-security function in set-top boxes and required multichannel video programming distributors to allow third-party vendors to provide set-top boxes with basic converter functions. In 2015, Congress repealed the integration ban and mandated that the FCC establish a working group to identify, report on and recommend a successor technology- and platform-neutral security solution. In 2016, the FCC opened a rulemaking to consider proposals that would require any retail video device to work on any cable operator’s system, but this item was removed from active FCC review. Various parties continue to advocate to Congress and the administrative agencies for new regulatory approaches to reduce consumer dependency on traditional operator-provided set-top boxes that, if adopted, could affect our business in the future. We cannot predict if or when new changes may be proposed, what effect such changes may have on our operations, or if they will increase our costs and impair our ability to deliver programming to our customers.

Other Regulatory Requirements. The FCC regulates various other aspects of our video business, including, among other things, equal employment opportunity obligations; customer service standards; technical service standards; mandatory blackouts of certain network and syndicated programming; restrictions on political advertising; restrictions on advertising in children’s programming; maintenance of public files; emergency alert systems; inside wiring and exclusive contracts for service provided to apartment and condominium complexes; and disability access, including requirements governing video-description and closed-captioning. Each of these regulations restricts our business practices to varying degrees and may impose additional costs on our operations. We cannot predict whether, when or to what extent changes to these and other regulations may affect our operations or costs.

Voice Services

Our voice services are subject to varying degrees of Federal and state regulation. Telecommunications services are subject to extensive regulation at both the Federal and state levels while interconnected VoIP services are subject to a lesser degree of regulation.

Voice Over Internet Protocol. Service providers, including us and others, offer interconnected VoIP service, which permits users to make voice calls over broadband communications networks, including the internet, to recipients on the public switched telephone network (“PSTN”) and other broadband communications networks. Federal law preempts state and local regulatory barriers to the offering of voice service by service providers, and the FCC and Federal courts generally have preempted state laws that seek to regulate or classify VoIP.

The FCC has held that VoIP services are internet protocol-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s Federal jurisdiction and not to state regulation. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by service providers are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for service providers that provide interconnected VoIP services, including us. Although the FCC has yet to ascribe a regulatory definition to VoIP services, the FCC nevertheless has imposed numerous obligations on interconnected VoIP service providers, some of which are discussed more fully below.

In 2015, the Minnesota Public Utilities Commission (“PUC”) ruled that the VoIP service of another cable operator should be classified and regulated as a telecommunications service in the state, subject to entry and rate regulation. In 2017, the U.S. District Court for the District of Minnesota held that such operator’s VoIP service is an “information service” rather than a “telecommunications service,” which prevented the Minnesota PUC from regulating VoIP as a telecommunications service in Minnesota. The district court’s decision was upheld on appeal and the U.S. Supreme Court denied review of the case. We cannot predict whether other states will attempt to subject VoIP services to entry and rate regulation, the outcome of such proceedings or how those proceedings may affect our operations or impose costs on our business.

State Regulation of Telecommunications Services. We offer telecommunications services as competitive local exchange carriers (“CLECs”) through several of our subsidiaries. Providers of telecommunications services usually are required to obtain licenses or authorizations from state regulatory commissions prior to offering intrastate telecommunications services. We hold licenses to provide CLEC telecommunications services in Arkansas, Illinois, Indiana, Missouri, Oklahoma and Texas. We also are required to comply with state reporting, fee payment, tariffing and other obligations imposed on telecommunications services. Many states require prior approval for corporate and financial transactions, and compliance with these requirements could delay and increase the cost we incur to complete such transactions. Failure to comply with requirements applicable to telecommunications services could subject us to fines, penalties or other enforcement consequences.

Incumbent Local Exchange Carrier Regulation. We offer telecommunications services as an incumbent local exchange carrier (“ILEC”) in Missouri through one of our subsidiaries. ILECs generally are subject to more stringent regulation than CLECs. Federal law imposes a variety of duties on all telecommunications carriers providing local telephone services, including requirements to interconnect with other telecommunications carriers; establish reciprocal compensation arrangements for the completion of calls; permit the resale of services; permit users to retain their telephone numbers when changing carriers; and provide competing carriers access to poles, ducts, conduits and rights-of-way. ILECs are subject to additional duties to offer interconnection at any technically feasible point within their networks on non-discriminatory, cost-based terms; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates. Our ILEC subsidiary is currently exempt from certain of these obligations because it qualifies as a “rural telephone company” under Federal law. Failure to comply with requirements applicable to ILEC operations could subject us to fines, penalties or other enforcement consequences.

Emergency 911 Services. The FCC has ruled that an interconnected VoIP service provider that enables its customers to make calls to and receive calls from persons who use the PSTN must provide its customers with the same enhanced 911 (“E911”) features that traditional telephone, telecommunications and wireless companies are obligated to provide. The FCC has also established indoor location requirements when E911 calls are made by interconnected VoIP subscribers. The FCC also requires certain providers of facilities-based fixed, residential voice services, which includes interconnected VoIP service providers, to offer backup power options to consumers and to inform consumers of the availability of such options. In October 2019, the FCC clarified that state, local, and tribal governments cannot charge the same class of subscribers higher total 911 fees for VoIP services than for traditional telecommunications services with the same 911 calling capability.

CALEA. FCC regulations require providers of voice services to comply with the requirements of the Communications Assistance for Law Enforcement Act, which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes.

Universal Service Contributions. The FCC has determined that interconnected VoIP service providers must contribute to the Federal Universal Service Fund (the “USF”). Providers of telecommunications service also are required to contribute to the Federal USF. The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international telecommunications and/or interconnected VoIP services. We are permitted to recover these contributions from our customers. In 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. We cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP services, including us and our competitors.

States also may impose state USF fees on telecommunications services, and the FCC has determined that states may impose state USF fees on interconnected VoIP service providers subject to certain limitations and requirements. State USF contributions often are based on a percentage of revenues earned from end-user intrastate telecommunications services and/or interconnected VoIP services, and we are typically permitted to recover these contributions from our customers. We cannot predict whether or how the imposition of such state-based universal service fees will affect our operations and business.

Federal Subsidies and Grants. The FCC has adopted rules intended to transition the USF so that it supports the build out of broadband rather than telecommunications facilities. Certain of our subsidiaries providing telecommunications services have been designated as eligible telecommunications carriers (“ETCs”) and as such receive Federal and state funds for operations in Illinois, Missouri and Oklahoma. We also receive reimbursement from the schools and libraries universal service support program, commonly known as E-rate, and from the Rural Health Care Fund for discounted services provided throughout our service territory. The FCC has several proceedings pending that could affect our ability to continue receiving such Federal funding. We cannot predict whether or how these programs will be changed, or how such changes will affect our operations or business. Our ILEC subsidiary also receives disbursements from the federal USF under Phase 2 of the FCC’s Alternative Connect America Cost Model program. To continue to receive such disbursements, we are required to meet certain build-out milestones over the next ten years. We also were a grant recipient under the FCC’s Rural Broadband Experiment program, which requires us to meet certain build-out and public service obligations over a five-year period. While we intend to satisfy these build-out obligations within the required timeframes, there can be no assurance that we will complete the build-out in a timely manner or at all. We also cannot predict what impact the costs of complying with the build-out obligations will have on our operations.

In addition, the FCC has focused on subsidizing broadband deployment and this shift could help some of our competitors. For example, the FCC revised the program that provides universal service support for services to schools and libraries to shift support from voice services to broadband services and to deployment of Wi-Fi networks. Similarly, the FCC has expanded its Lifeline subsidy program for low-income consumers to cover broadband services in addition to voice services and is considering further changes that may affect the Lifeline program. We cannot predict whether or how these programs will be changed, or the impact such changes will have on our operations or business.

Intercarrier Compensation. The FCC regulates switched access service rates imposed by local telecommunications carriers on interexchange carriers for the origination and termination of long-distance telecommunications traffic. The FCC has adopted intercarrier compensation rules under which switched access service rates for all traffic that interconnects with the PSTN were reduced and a uniform bill-and-keep framework for both intrastate and interstate terminating access traffic will result. The reforms required by the FCC’s rules are being phased in over a multi-year period. Future FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic could have a profound and material effect on the profitability of providing voice and data services.

Customer Proprietary Network Information. Telecommunications services and interconnected VoIP services are subject to CPNI protections, which extend CPNI protection requirements to such providers. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally increase the cost of providing voice service, as providers must implement various safeguards to protect CPNI from unauthorized disclosure.

Access for Persons with Disabilities. FCC regulations require providers of interconnected VoIP services to comply with all disability access requirements that apply to telecommunications services, including the provision of telecommunications relay services for persons with speech or hearing impairments. The FCC also has adopted reporting requirements associated with disability access obligations. We must also contribute to the interstate Telecommunications Relay Service Fund to support such access. These requirements generally have had the effect of increasing the cost of providing voice services.

Service Discontinuance and Outage Obligations. The FCC has adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. The FCC has also adopted mandatory outage reporting requirements for interconnected VoIP service providers, which apply when customers of interconnected VoIP service lose service or connectivity and, as a result, are unable to access 911 service. Telecommunications services are subject to similar requirements. Along with other FCC actions described herein that impose legacy telecom obligations on interconnected VoIP providers, this development subjects our interconnected VoIP services to greater regulation and, therefore, greater burdens and costs.

Regulatory Fees. The FCC requires telecommunications service and interconnected VoIP service providers to contribute to shared costs of FCC regulation through an annual regulatory fee assessment. These fees have increased our cost of providing voice services. The FCC revises its regulatory fees from time to time and sometimes creates new fees. We cannot predict when or the extent to which the FCC will adopt new rules or regulatory fees affecting telecommunications service and VoIP service providers, which could affect our cost of doing business.

Local Number Portability. Providers of telecommunications services and interconnected VoIP services and their “numbering partners” must ensure that their subscribers have the ability to port their telephone numbers when changing service providers. We also must contribute funds to cover the shared costs of local number portability and the costs of the North American Numbering Plan Administration. FCC rules require additional numbering requirements, such as allowing consumers access to abbreviated dialing codes like 211 and 311 in certain circumstances, to be applied to interconnected VoIP service providers. Although consumers’ ability to port their existing telephone numbers to interconnected VoIP service has created additional opportunities for us to gain voice customers, the local number portability and associated rules overall have had the effect of increasing the cost of providing voice service.

Rural Calling Issues. The FCC has adopted rules to combat problems with the completion of long-distance calls to rural areas. The rules applied detailed record keeping, record retention and reporting requirements on all voice providers, including VoIP service providers, subject to certain exceptions. The rules also prohibit VoIP service providers (and other voice providers) from using false audible ringing when originating calls.

State and Local Taxes

The Internet Tax Freedom Act prohibits most states and localities from imposing taxes on internet access service charges. In addition, the FCC’s decision to rescind the majority of the rules adopted in the Open Internet Order may hinder states and localities that seek to impose additional taxes and fees on our data services. Legislative and administrative proceedings in some states and localities have imposed or are considering adopting changes to general business taxes, central assessments for property tax and new taxes and fees applicable to our services. Often, DBS and other competitors that deliver their services over the internet do not face similar state tax and fee burdens.

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

Our systems generally operate pursuant to franchises, permits and similar authorizations issued by state and local governments. As these franchises are typically non-exclusive, state and local governments can grant additional franchises to our competitors and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. Although as a general matter internet service providers have upgraded their data networks to enable faster upload and download speeds for their customers in metropolitan markets before upgrading their data networks in our markets, approximately 26% of our footprint has been overbuilt and currently faces competition for residential high-speed data service at speeds comparable to our own, and we anticipate a slow yet steady growth of new entrants into our markets. Currently, approximately 8% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. In certain of our markets, some of our telephone company competitors have entered into strategic partnerships or other arrangements with DBS operators that permit these telephone companies to package the video services of DBS operators with their own data, residential voice and wireless voice services. An example of such arrangement is AT&T’s ownership of DirecTV. We also face increasing competition from wireless telephone companies for residential voice services, as our customers continue to replace our residential voice services completely with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are developing high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

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

Our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including Amazon Prime, Apple TV, Disney+, Hulu, Netflix, Sling TV, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content on the internet, which may result in less demand for the video services we provide. In addition, companies that offer OTT content in certain markets also provide data services, such as Alphabet, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic.

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

In addition, we generally seek to leverage overall industry experience before rolling out new technology in order to avoid investing in technology that has not been proven successful in other markets. We implement this approach to avoid costly mistakes made by early adopters of new technology that does not provide expected returns, and it exposes us to the risk that one of our competitors will adopt successful new technology before us and leverage this new technology to attract our customers, increasing the level of customer attrition we experience and adversely affecting our business.

Business services sales increasingly contribute to our results of operations, and we face risks as we attempt to further focus on sales to our business customers.

Growth in revenue from sales to our business customers in legacy Cable One markets has exceeded 10% for each year since we started focusing on business services sales in 2011, and we may encounter challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel toward our business customers. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet these service level requirements, or more broadly, the expectations of our business customers, we would no longer expect business sales to increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins than we anticipate.

Over the past few years, the sales margins on our residential video services, which accounted for 28.7%, 32.0% and 34.6% of our total revenues in 2019, 2018 and 2017, respectively, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers are expected to ask for higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins and adversely impact our business.

We may not be able to obtain necessary hardware, software and operational support.

We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone and the set-top boxes and modems that we lease to our customers. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties (including due to general adverse economic conditions); they significantly increase the amount we pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

We recently made several acquisitions, and may make other acquisitions and strategic investments, which expose us to risks and uncertainties associated with acquisitions and strategic investments.

We completed the NewWave acquisition in May 2017, the Clearwave acquisition in January 2019 and the Fidelity acquisition in October 2019. In addition, we have made and may make other acquisitions and strategic investments (collectively, the "acquired business"). Such acquisitions and strategic investments could involve a number of risks and uncertainties, including:

●	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key associates of the acquired businesses;

●	the potential diversion of senior management’s attention from our ongoing operations;

●	the difficulty of maintaining relationships with the customers, suppliers and other business partners of the acquired business;

●	the difficulty and amount of time necessary to realize expected synergies and other benefits of the acquisitions or strategic investments;

●	the risks associated with integrating financial reporting and internal control systems;

●	the difficulty in adapting and expanding information technology systems and other business processes to incorporate the acquired businesses;

●	potential future impairments of goodwill associated with the acquired businesses; and

●	in some cases, the potential for increased regulation.

If an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business or one or more of the other risks and uncertainties identified above occur in connection with our acquisitions and strategic investments, our operations, business, results of operations and financial condition could be materially negatively affected.

Our rebranding may not produce the benefits expected.

In 2019, we began rebranding our legacy Cable One operations as Sparklight. We plan to rebrand our NewWave operations in 2020 and our Fidelity operations further in the future. The rebranding has required and will continue to require significant investment by us and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, we have registered and applied for registration of certain trademarks associated with the rebranding and we will continue to evaluate the registration and maintenance of additional trademarks associated with the rebranding. A failure to obtain or maintain trademark registrations could limit our ability to protect and enforce our trademarks and impede our rebranding and marketing efforts. Our rebranding could also result in the loss of brand recognition, customer loyalty or reputation and could require us to devote additional resources to advertising and marketing our new brand. Our rebranding initiative may not produce the benefits expected and could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

Any damage to our reputation or brand image could adversely affect our business, financial condition or results of operations.

Maintaining a positive reputation and brand image are important factors impacting our ability to sell our products and services. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media, websites and blogs. Our success in maintaining our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary in any media outlet could damage our reputation and reduce the demand for our products and services, which would adversely affect our business. Our reputation or brand image could be adversely impacted by negative publicity, commentary or communications (whether or not valid), including related to the following topics: our failure to maintain high ethical and social practices in all of our operations and activities; our failure to be perceived as appropriately addressing matters of social responsibility; our use of social media; or public perception of statements made by us, including our executives and associates.

Implementation of our new ERP system could disrupt business operations.

We are planning to implement a new ERP system in the next 12 months. The implementation requires significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation will result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system will require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If unexpected delays, technical problems or other significant issues arise in connection with the implementation, it could have a material negative impact on our operations, business, financial results and financial condition.

Adverse conditions in the U.S. economy could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products and services, electing to use fewer higher margin products and services or obtaining lower cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve in the United States may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our residential and business customers that are unable to pay for services. If any of these events were to occur, it could have a material negative effect on our operations, business, financial condition and results of operations.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), terrorist attacks, accidental releases of information or similar events, may disrupt our business.

Network and information systems and other technologies are critical to our operating activities, both to internal uses and in supplying data, video and voice services to customers. Network or information system shutdowns or other service disruptions caused by cyber-attacks, such as distributed denial of service attacks, ransomware, dissemination of malware and other malicious activity, pose increasing risks. Both unsuccessful and successful cyber-attacks on companies, including ours, have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. From time to time, third parties make malicious attempts to access our network or the networks of third-party vendors we use. For example, in 2019 we identified an information security incident that could affect the personal information of some of our current and former associates as well as, in some cases, their dependents, beneficiaries and others. Other cyber-attacks could result in an unauthorized release of information, degradation to our network and information systems or disruption to our data, video and voice services, all of which could adversely affect our reputation and results of operations.

Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or any long-term changes), terrorist attacks and similar events. For example, prior to 2018, the damage to our network infrastructure caused by Hurricanes Harvey and Katrina and the Joplin, Missouri tornado each created a significant disruption in our ability to provide services in affected areas. Any similar events could have an adverse impact on us and our customers in the future, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events or damage in the future. Further, the impacts associated with extreme weather or any long-term changes, such as intensified storm activity, may cause increased business interruptions.

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

Various Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data and sensitive personal information that could be used to commit identity theft. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative and regulatory activity in the privacy area may result in new laws that are relevant to our operations, for example, use of consumer data for marketing or advertising. Claims of failure to comply with our privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our reputation and could have an adverse effect on our business.

We also are subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on or otherwise adversely affect our business.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

We periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We are generally named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our system architecture, electronic program guides, modem technology and VoIP services infringe on process patents held by third parties. It is likely that we will continue to be subject to similar claims as they relate to our business. Addressing these claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, we could determine the need to change our method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that our business could be enjoined from using the intellectual property at issue, causing us to significantly alter our operations. If any such claims are successful, then the outcome would likely affect our services utilizing the intellectual property at issue and could have a material adverse effect on our operating results.

If we are unable to retain key employees (who we refer to as associates), our ability to manage our business could be adversely affected.

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team. The competitive environment for management talent in the broadband communications industry could adversely impact our ability to retain and hire new key associates for management positions. The loss of the services of key members of management and the inability or delay in hiring new key associates could adversely affect our ability to manage our business and our future operational and financial results.

Risks Relating to Regulation and Legislation

The profitability of our data service offerings may be impacted by legislative or regulatory efforts to impose net neutrality and other new requirements on cable operators.

The majority of our Adjusted EBITDA less capital expenditures comes from residential data services, and a majority of our residential customers are data-only. We have aligned our resources to emphasize increased sales of data services as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including by charging our data subscribers higher rates based on the overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by any new net neutrality requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could be materially negatively impacted. While the FCC has eliminated most net neutrality requirements, the FCC, Congress, states or the courts may revisit this determination in the future. For example, Congress and numerous states, including Missouri (where we have subscribers) have proposed legislation and/or administrative actions that would lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.

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

Our video and voice services are subject to additional regulation by Federal, state and local authorities, which may impose additional costs and restrictions on our businesses.

Our video services business operates in a highly regulated environment. Our systems generally operate pursuant to franchises, permits and similar authorizations issued by states or local governments controlling the public rights-of-way, which typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.

We have the ability, pursuant to the Copyright Act, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. From time to time, revisions to the cable compulsory copyright rules are considered. It is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on our business by, for example, increasing copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis. Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

In addition, Congress, the FCC and other government agencies have implemented regulations that affect the types of set-top boxes that we can lease or deploy to our subscribers, and we expect these regulations may change in the future. The imposition of energy conservation regulations on the hardware products we provide to our customers could impede innovation and require mandatory upgrades in our set-top boxes and be costly to us. In addition, the FCC may revisit adopting rules requiring any retail video device to work on any cable operator’s system. Various parties continue to advocate to Congress and the administrative agencies for new regulatory approaches to reduce consumer dependency on traditional operator-provided set-top boxes. We cannot predict when, whether or to what extent any of these types of proposals will be adopted or how they will affect our operations.

Our telecommunications services are subject to heightened regulatory scrutiny, and our interconnected VoIP services are also subject to a growing degree of regulation. Complying with these regulations may increase the costs we incur and decrease the revenues we derive from our voice business. While the compliance costs associated with the current regulatory structure applicable to our voice services are manageable, changes in this regulatory structure are unpredictable and have the potential to further negatively impact our voice services by increasing compliance costs and/or taxes.

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

Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits. Federal law also requires those utilities to charge reasonable rates to cable operators for utilizing space on such poles or in such underground conduits. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments. Those one-touch make-ready rules have taken effect but have been challenged in the Federal courts by the utility companies. We cannot predict the outcome of this proceeding, or how this proceeding may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs and materially negatively impact our operations, business, financial condition and results of operations.

Changes in broadcast carriage regulations could impose significant additional costs.

Although we would likely choose to carry all primary video feeds of local broadcast stations in the markets in which we operate voluntarily, so-called “must carry” rules could, in the future, require us to carry some local broadcast television signals on some of our systems that we might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, such as to require carriage of multicast streams, we would be forced to carry video programming that we would not otherwise carry and potentially drop other, more popular programming in order to free capacity for the required programming, which could make us less competitive. Moreover, if the FCC adopts rules that are not competitively neutral, cable operators could be placed at a disadvantage versus other video providers.

The FCC recently took steps to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. However, the FCC’s new rules were overturned by a Federal court, which remanded the matter to the FCC for further proceedings. We cannot predict the outcome of the ongoing reviews by the FCC and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose costs on our business. Changes to relax the media ownership rules would likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent.

Additional government-mandated broadcast carriage obligations, including those related to the FCC’s newly adopted enhanced technical broadcasting option (Advanced Television Systems Committee 3.0), could disrupt existing programming commitments and increase our costs of carrying such programming.

Risks Relating to Our Indebtedness

We have incurred indebtedness, including in connection with various acquisitions, and the degree to which we are now leveraged may have a material adverse effect on our business, financial condition or results of operations and cash flows.

As of December 31, 2019, we had approximately $1.8 billion of outstanding indebtedness.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with acquisitions, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control.

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

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our ability to take some or all of the following actions:

●	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

●	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

●	make acquisitions or investments;

●	sell, transfer or otherwise dispose of certain assets;

●	create or allow to exist liens;

●	enter into sale/leaseback transactions;

●	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

●	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

●	enter into transactions with affiliates;

●	prepay, repurchase or redeem certain kinds of indebtedness;

●	issue or sell stock of our subsidiaries; and/or

●	significantly change the nature of our business.

As a result of all of these restrictions, we may be:

●	limited in how we conduct our business and pursue our strategy;

●	unable to raise additional debt financing to operate during general economic or business downturns; or

●	unable to compete effectively or to take advantage of new business opportunities.

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

As of the end of 2019, we had approximately $1.8 billion of outstanding term loans and an additional $343.3 million of undrawn revolving credit capacity with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with additional short-term or variable-rate borrowings. We have entered into and in the future may enter into additional interest rate swaps in order to hedge against future interest rate volatility. We may elect not to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we have entered into or may enter into may not fully mitigate our interest rate risk. As a result, our financial condition, results of operations and cash flows could be materially negatively affected.

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

Risks Relating to Our Common Stock and the Securities Market

Our stock price may fluctuate significantly, depending on many factors, some of which may be beyond our control.

The market price of our common stock may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results due to factors related to our business;

●	success or failure of our business strategies;

●	our quarterly or annual earnings, or those of other companies in our industry;

●	our ability to obtain financing as needed;

●	announcements by us or our competitors of significant acquisitions, dispositions or strategic investments;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or maintain coverage of, our common stock;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of our Company and our industry;

●	overall market fluctuations;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting our business;

●	changes in capital gains taxes and taxes on dividends affecting stockholders; and

●	general economic conditions and other external factors.

Low trading volume for our stock, which may occur if an active trading market is not sustained, among other reasons, would amplify the effect of the above factors on our stock price volatility.

Stock markets in general can experience volatility that is unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

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

Your percentage ownership in our Company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other associates. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.

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

Our headquarters is located in Phoenix, Arizona. The majority of the offices and headend facilities of our individual systems are located in buildings owned by us.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We have generally been named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our system architecture, electronic program guides, modem technology or VoIP services infringe on process patents held by third parties. In addition, we have been subject to various civil lawsuits in the ordinary course of business, including contract disputes, actions alleging negligence, invasion of privacy, violations of applicable wage and hour laws and statutory and common law claims involving various other matters. We do not view any of these proceedings as material to our business and are currently not subject to any other material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded under the ticker symbol “CABO” on the New York Stock Exchange.

Holders

As of February 21, 2020, there were approximately 716 holders of record of our common stock.

Dividends

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock between July 1, 2015 (the date our stock began trading on the New York Stock Exchange) and December 31, 2019 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index (the “Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on July 1, 2015 and that dividends, if any, were reinvested. The Peer Group of data, video and voice services companies consists of Altice USA, Inc. (beginning June 22, 2017, when it first became a publicly-traded company); Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc. (beginning May 25, 2017, when it first became a publicly-traded company).

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

Purchases of Equity Securities by the Issuer

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2019 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2019 (2)	35	$1,272.03	-	$145,081
November 1 to 30, 2019 (2)	62	$1,566.24	-	$145,081
December 1 to 31, 2019	-	$-	-	$145,081
Total	97	$1,493.38	-

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

(2)

Represents shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of stock appreciation rights under the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise measurement date.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information. We derived the selected consolidated balance sheet information as of December 31, 2019 and 2018, and the selected consolidated statement of operations information for the years ended December 31, 2019, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated balance sheet information as of December 31, 2017, 2016 and 2015, and the selected consolidated statement of operations information for the years ended December 31, 2016 and 2015 from prior consolidated financial statements not included in this Annual Report on Form 10-K.

The selected historical financial data that follows should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. Further, the following factors may impact the cross-period comparability of the information provided in the following table:

●	We acquired NewWave on May 1, 2017, Clearwave on January 8, 2019 and Fidelity on October 1, 2019.

●

Financial information for 2019 reflects the adoption of the new lease accounting standard. Financial information for 2019, 2018, 2017 and 2016 reflects our adoption of the new revenue recognition accounting standard on January 1, 2018. 2015 was not recast to reflect the adoption of the new revenue recognition accounting standard.

●	On January 1, 2017, we adopted a prospective change in estimate and change in accounting principle for capitalized labor costs.

●

Prior to July 1, 2015, we were a separate wholly owned subsidiary of GHC. The consolidated statement of operations information for 2015 may not necessarily reflect what our financial position and results of operations would have been had we been a stand-alone entity for full year 2015, as such historical financial information includes allocations of certain GHC corporate expenses. We believe the assumptions and methodologies underlying the allocation of those expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as a stand-alone entity.

	As of and for the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Information
Cash and cash equivalents	$125,271	$264,113	$161,752	$138,040	$119,199
Total assets	$3,151,831	$2,303,234	$2,204,632	$1,428,361	$1,422,466
Total debt, including finance lease obligations and excluding unamortized debt issuance costs	$1,758,988	$1,180,251	$1,194,642	$545,284	$549,051
Total liabilities	$2,310,262	$1,527,876	$1,528,185	$955,195	$974,517
Total stockholders’ equity	$841,569	$775,358	$676,447	$473,166	$447,949

Consolidated Statement of Operations Information
Revenues	$1,167,997	$1,072,295	$959,956	$819,348	$807,266
Net income	$178,582	$164,760	$235,171	$100,317	$91,822
Net income per common share:
Basic	$31.45	$28.98	$41.40	$17.47	$15.69
Diluted	$31.12	$28.77	$40.92	$17.38	$15.67

Consolidated Statement of Stockholders’ Equity Information
Dividends declared per common share	$8.50	$7.50	$6.50	$6.00	$1.50

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 950 communities. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with 78% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 907,000 residential and business customers out of approximately 2.3 million homes passed as of December 31, 2019. Of these customers, approximately 773,000 subscribed to data services, 314,000 subscribed to video services and 139,000 subscribed to voice services.

We generate substantially all of our revenues through four primary products. Ranked by share of our total revenues during 2019, they are residential data (46.9%), residential video (28.7%), business services (data, voice and video – 17.5%) and residential voice (3.7%). The profit margins, growth rates and capital intensity of our four primary products vary significantly due to competition, product maturity and relative costs.

In 2019, our Adjusted EBITDA margins for residential data and business services were approximately seven and nine times greater, respectively, than for residential video, compared to six and seven times greater, respectively, in 2018. The increases were due primarily to acquisitions made during 2019 as well as a continued decrease in residential video Adjusted EBITDA margins. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 58% and 65% of total residential video revenues. None of our other product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per PSU basis.

Beginning in 2013, we shifted our focus towards growing our higher margin businesses, namely residential data and business services, rather than our prior concentration on growing revenues through subscriber retention and maximizing customer PSUs. We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are primarily due to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

Excluding the effects of our recent acquisitions, the trends described above have impacted our four primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenue every year since 2013. We expect this growth to continue as our upgrades in broadband capacity, ability to offer higher access speeds than many of our competitors and Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result, we expect that residential video revenues from our existing customer base will decline further in the future.

●

Residential voice. We have experienced declines in residential voice customers as a result of consumers in the United States deciding to terminate their residential voice services and exclusively use wireless voice services. We believe this trend will continue because of competition from wireless voice service providers. Revenues from residential voice customers have declined over recent years, and we expect this decline will continue.

●

Business services. We have experienced significant growth in business data customers and revenues, and we expect this growth to continue. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins for products sold to business customers have remained attractive, which we expect will continue.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, OTT video providers and DBS television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Over the last three years, more than 50% of our total capital expenditures have been focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant  and data capacities as well as network reliability. We offer Gigabit data service to over 97% of our homes passed, and we have begun deploying DOCSIS 3.1 to further increase our network capacity and enable future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements, including in certain of the new markets we have acquired, because we believe these investments are necessary to continually meet our customers' needs and to remain competitive. The capital enhancements associated with acquired operations include rebuilding low capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 3.1 capabilities and new data service offerings for residential and business customers.

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

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. We paid a purchase price of $358.8 million in cash on a debt-free basis. The acquisition provides us with a premier fiber network within our existing footprint, further enables us to supply our customers with enhanced business services solutions and provides a platform to allow us to replicate Clearwave’s strategy in several of our other markets. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness.

On October 1, 2019, we acquired the data, video and voice business and certain related assets of Fidelity, a provider of connectivity services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. We paid a purchase price of $531.4 million in cash on a debt-free basis, after customary post-closing adjustments. Cable One and Fidelity share similar strategies, customer demographics and products. We believe the acquisition provides us opportunities for revenue growth and Adjusted EBITDA margin expansion as well as the potential to realize cost synergies. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion and analysis of our financial condition and results of operations for 2018 compared to 2017 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.

Results of Operations

Adoption of New Lease Accounting Standard

We adopted the new lease accounting standard, Accounting Standards Codification Topic 842 - Leases, effective January 1, 2019, using the “Comparatives Under 840 Option” approach to transition. The adoption resulted in the recognition of right-of-use assets and lease liabilities for substantially all leases within the consolidated balance sheet. No prior period amounts were retroactively adjusted as a result of the adoption. Refer to notes 2 and 8 to the consolidated financial statements for additional details.

PSU and Customer Counts

The following table provides an overview of selected subscriber data for the time periods specified (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2019	2018	Change	% Change
Residential data PSUs	695	601	94	15.7
Residential video PSUs (1)	298	310	(12)	(3.9)
Residential voice PSUs	105	99	6	5.7
Total residential PSUs	1,098	1,010	88	8.7

Business data PSUs (2)	78	62	16	25.8
Business video PSUs	16	16	(0)	(1.5)
Business voice PSUs (3)	35	27	8	28.8
Total business services PSUs	129	105	24	22.4

Total data PSUs	773	663	110	16.6
Total video PSUs	314	326	(12)	(3.8)
Total voice PSUs	139	126	13	10.7
Total PSUs	1,227	1,115	111	10.0

Residential customer relationships	822	734	88	12.0
Business customer relationships	85	71	14	20.2
Total customer relationships	907	805	102	12.7

(1)

Residential video PSUs include all basic residential customers who receive video services and may have one or more digital set-top boxes or cable cards deployed. Residential bulk multi-dwelling accounts are included in our video PSUs at the individual unit level.

(2)	Business data PSUs include commercial accounts that receive data service via a modem and commercial accounts that receive data services via fiber optic connections.
(3)	Business voice customers who have multiple voice lines are only counted once in the PSU total.

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages combining data, video and voice services to single and double-play packages. This is largely because some residential video customers have defected to DBS services and OTT offerings and households continue to discontinue residential voice service. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.

2019 Compared to 2018

Revenues

Revenues increased $95.7 million, or 8.9%, due primarily to increases in residential data and business services revenues of $54.4 million and $48.5 million, respectively. The increase was the result of organic growth in our higher margin product lines of residential data and business services, the acquired Fidelity and Clearwave operations, a residential video rate adjustment and the implementation of modem rental charges to certain business customers, partially offset by decreases in residential video and other revenues.

Revenues by service offering were as follows for 2019 and 2018, together with the percentages of total revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2019		2018		2019 vs. 2018
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$547,240	46.9	$492,816	46.0	$54,424	11.0
Residential video	335,190	28.7	343,384	32.0	(8,194)	(2.4)
Residential voice	43,521	3.7	41,278	3.8	2,243	5.4
Business services	204,500	17.5	155,952	14.5	48,548	31.1
Other	37,546	3.2	38,865	3.7	(1,319)	(3.4)
Total revenues	$1,167,997	100.0	$1,072,295	100.0	$95,702	8.9

Average monthly revenue per unit (“ARPU”) for the indicated service offerings were as follows for 2019 and 2018:

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Residential data (1)	$71.86	$68.70	$3.16	4.6
Residential video (1)	$93.51	$86.97	$6.54	7.5
Residential voice (1), (2)	$36.86	$32.86	$4.00	12.2
Business services (2), (3)	$221.90	$189.53	$32.37	17.1

(1)

ARPU values represent the applicable annual residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each year, divided by 12, except that for any new PSUs added as a result of an acquisition occurring during the year, the associated ARPU values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated average number of PSUs during such period.

(2)

The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were historically reported on a net basis. Residential voice and business services ARPU for 2019 would have been $33.65 and $218.83, respectively, if reported on a comparable basis.

(3)

ARPU values represent annual business services revenues divided by the average of the number of business customer relationships at the beginning and end of each year, divided by 12, except that for any new business customer relationships added as a result of an acquisition occurring during the year, the associated ARPU values represent business services revenues divided by the pro-rated average number of business customer relationships during such period.

Residential data service revenues increased $54.4 million, or 11.0%, as a result of organic subscriber growth, three months of Fidelity operations, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $8.2 million, or 2.4%, due primarily to a 12.4% year-over-year decrease in legacy Cable One and NewWave residential video subscribers, partially offset by three months of Fidelity operations and a rate adjustment beginning in February 2019.

Residential voice service revenues increased $2.2 million, or 5.4%, due primarily to three months of Fidelity operations and the recognition of certain passthrough fees that were historically reported on a net basis, partially offset by an 11.1% year-over-year decrease in legacy Cable One and NewWave residential voice subscribers.

Business services revenues increased $48.5 million, or 31.1%, due primarily to the acquired Clearwave and Fidelity operations, organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers, and implementation of modem rental charges to certain business customers during the first quarter of 2019. Total business customer relationships increased 20.2% year-over-year.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $388.6 million for 2019 and increased $18.3 million, or 4.9%, compared to 2018. Operating expenses as a percentage of revenues were 33.3% for 2019 compared to 34.5% for 2018. The increase in operating expenses attributable to Clearwave and Fidelity operations was $15.4 million. Excluding the expenses associated with Clearwave and Fidelity operations, operating expenses were $373.1 million for 2019, an increase of $2.9 million, or 0.8%, compared to 2018. The increase was due primarily to higher regulatory costs resulting from certain passthrough fees that were historically reported on a net basis, partially offset by lower programming expenses. Operating expenses as a percentage of revenues, excluding the impact of Clearwave and Fidelity operations, were 33.7% for 2019 compared to 34.5% for 2018.

Selling, general and administrative expenses increased $22.9 million, or 10.3%, to $245.1 million. Selling, general and administrative expenses as a percentage of revenues were 21.0% and 20.7% for 2019 and 2018, respectively. The increase in selling, general and administrative expenses attributable to Clearwave and Fidelity operations was $9.8 million. Excluding the expenses associated with Clearwave and Fidelity operations, selling, general and administrative expenses increased $13.1 million, or 5.9%, to $235.3 million due primarily to acquisition-related and rebranding costs incurred during 2019. Selling, general and administrative expenses as a percentage of revenues, excluding the impact of Clearwave and Fidelity operations, were 21.2% for 2019 compared to 20.7% for 2018.

Depreciation and amortization expense increased $19.0 million, or 9.6%, including a $21.0 million increase attributable to Clearwave and Fidelity operations. As a percentage of revenues, depreciation and amortization expense was 18.6% for 2019 compared to 18.4% for 2018.

We recognized a net loss on asset disposals of $7.2 million in 2019 compared to $14.2 million in 2018. In 2019, we recognized a gain on the sale of a non-operating property that housed our former headquarters, while the prior year included a write down of excess equipment and more asset disposals.

Interest Expense

Interest expense increased $11.3 million, or 18.7%, to $71.7 million, driven primarily by additional outstanding debt incurred in connection with the Clearwave and Fidelity acquisitions and interest rate swap settlements, partially offset by lower interest rates on variable rate term loans, including loans used to redeem $450.0 million of higher rate senior unsecured notes in the second quarter of 2019 (the “Note Redemption”).

Other Income (Expense), Net

We recognized other expense of $4.9 million during 2019, consisting primarily of a $6.5 million call premium related to the Note Redemption and $4.9 million of debt issuance cost write-offs and expenses associated with financing transactions (refer to note 9 to the consolidated financial statements for additional details), partially offset by interest and investment income. We recognized other income of $4.5 million during 2018, consisting primarily of interest and investment income.

Income Tax Provision

The income tax provision increased $8.0 million, or 17.0%, due primarily to an increase in taxable income of $21.8 million. Our effective tax rate was 23.6% and 22.3% for 2019 and 2018, respectively.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance expense, loss on deferred compensation, acquisition-related costs, loss on asset disposals, system conversion costs, rebranding costs, other (income) expense and other unusual expenses, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under our senior credit facilities to determine compliance with the covenants contained in our credit agreement. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Year Ended December 31,		2019 vs. 2018
(dollars in thousands)	2019	2018	$ Change	% Change
Net income	$178,582	$164,760	$13,822	8.4

Plus: Interest expense	71,729	60,415	11,314	18.7
Income tax provision	55,233	47,224	8,009	17.0
Depreciation and amortization	216,687	197,731	18,956	9.6
Equity-based compensation	12,300	10,486	1,814	17.3
Severance expense	215	2,347	(2,132)	(90.8)
Loss on deferred compensation	400	425	(25)	(5.9)
Acquisition-related costs	9,590	1,773	7,817	NM
Loss on asset disposals, net	7,187	14,167	(6,980)	(49.3)
System conversion costs	4,828	5,037	(209)	(4.1)
Rebranding costs	7,294	968	6,326	NM
Other (income) expense, net	4,907	(4,487)	9,394	(209.4)

Adjusted EBITDA	$568,952	$500,846	$68,106	13.6

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, potential business acquisitions and strategic investments, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our senior credit facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make planned capital expenditures, make future business acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our net cash flows for the years indicated (dollars in thousands):

	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$491,741	$407,769	$83,972	20.6
Net cash used in investing activities	(1,134,242)	(214,295)	(919,947)	NM
Net cash provided by (used in) financing activities	503,659	(91,113)	594,772	NM
Increase (decrease) in cash and cash equivalents	(138,842)	102,361	(241,203)	(235.6)
Cash and cash equivalents, beginning of period	264,113	161,752	102,361	63.3
Cash and cash equivalents, end of period	$125,271	$264,113	$(138,842)	(52.6)

NM = Not meaningful.

The $84.0 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $68.1 million and an increase in accounts payable and accrued liabilities versus a decrease in the prior year, partially offset by an increase in cash paid for interest as well as the Note Redemption call premium, acquisition-related costs and rebranding costs.

The $919.9 million increase in net cash used in investing activities from the prior year was due primarily to the Clearwave and Fidelity acquisitions during 2019 and higher capital expenditures.

The $594.8 million change in net cash provided by financing activities from the prior year was primarily a result of proceeds from the issuance of new debt incurred during 2019 and fewer share repurchases, partially offset by higher payments on long-term debt, including $450.0 million used for the Note Redemption and the refinancing of a $234.4 million term loan, and higher payments of debt issuance costs.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of 2019, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. During the first quarter of 2019, we repurchased 5,984 shares at an aggregate cost of $5.1 million.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2019, the Board approved a quarterly dividend of $2.25 per share of common stock, which was paid on December 6, 2019. On February 4, 2020, the Board approved a quarterly dividend of $2.25 per share of common stock to be paid on March 6, 2020 to holders of record as of February 18, 2020.

Financing Activity

As of December 31, 2019, we had an aggregate of approximately $1.8 billion of outstanding term loan borrowings, $6.7 million of letter of credit issuances and $343.3 million available for borrowing under our revolving credit facility (the “Revolving Credit Facility”).

The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. At December 31, 2019, letter of credit issuances under the Revolving Credit Facility were held for the benefit of certain general and liability insurance matters and other performance obligations under government grant programs and bore interest at a rate of 1.63% per annum. We are required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio.

A summary of our outstanding term loans as of December 31, 2019 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum (1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin (2)	Interest Rate
Term Loan A-2	5/8/2019 (3)	$700,000	Varies (4)	$694,045	5/8/2024	$513,945	LIBOR	1.50%	3.30%
	10/1/2019 (3)
Term Loan B-1	5/1/2017	500,000	1.0%	487,500	5/1/2024	466,250	LIBOR	1.75%	3.55%
Term Loan B-2	1/7/2019	250,000	1.0%	248,125	1/7/2026	233,125	LIBOR	2.00%	3.80%
Term Loan B-3	6/14/2019	325,000	1.0%	323,375	1/7/2026	303,875	LIBOR	2.00%	3.80%
Total		$1,775,000		$1,753,045		$1,517,195

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount). All loans may be prepaid at any time without penalty or premium (subject to customary London Interbank Offered Rate (“LIBOR”) breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on our total net leverage ratio. All other applicable margins are fixed.

(3)	On May 8, 2019, $250.0 million was drawn. On October 1, 2019, an additional $450.0 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

In connection with various financing transactions completed during 2019, we incurred $11.8 million of debt issuance costs. We also wrote-off $4.2 million of existing unamortized debt issuance costs, including $3.8 million associated with the Note Redemption. We recorded debt issuance cost amortization of $4.6 million and $4.2 million for 2019 and 2018, respectively. These amounts are reflected within interest expense in the consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $20.6 million and $17.6 million at December 31, 2019 and 2018, respectively, of which $2.4 million and zero are reflected within other noncurrent assets, respectively, and $18.1 million and $17.6 million are reflected as reductions to long-term debt, respectively in the consolidated balance sheets.

We were in compliance with all debt covenants as of December 31, 2019.

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, which is a forward-starting swap with respect to a notional amount of $350.0 million, our monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturities at our election or that of the counterparty as provided in each swap agreement. We recognized a loss of $3.1 million on the interest rate swaps for 2019, which was reflected in interest expense within the consolidated statement of operations and comprehensive income.

Refer to notes 9 and 11 to the consolidated financial statements for additional details regarding our financing activity, outstanding debt and interest rate swaps.

Capital Expenditures

We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations, including rebuilding low capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

The following table presents our capital expenditures by category for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Customer premise equipment	$57,378	$56,500
Commercial	45,424	9,832
Scalable infrastructure	44,823	46,176
Line extensions	17,469	16,381
Upgrade/rebuild	37,144	30,081
Support capital	60,114	58,796
Total	$262,352	$217,766

Contractual Obligations and Contingent Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2019 (in thousands):

Year Ending December 31,	Programming Purchase Commitments (1)	Lease Payments (2)	Debt Payments (3)	Other Purchase Obligations (4)	Total
2020	$187,427	$6,221	$28,321	$28,955	$250,924
2021	106,055	4,956	37,106	12,946	161,063
2022	18,688	3,878	54,677	4,253	81,496
2023	10,699	3,452	81,033	2,072	97,256
2024	8,074	2,027	1,009,158	828	1,020,087
Thereafter	3,398	11,566	542,750	4,625	562,339
Total	$334,341	$32,100	$1,753,045	$53,679	$2,173,165

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2019 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to our outstanding finance and operating lease arrangements as of December 31, 2019.
(3)	Debt payments include principal repayment obligations for our outstanding debt instruments as of December 31, 2019.
(4)

Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in our consolidated balance sheet.

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $9.5 million and $8.9 million for 2019 and 2018, respectively.

●

Fees imposed on us by various governmental authorities, including franchise fees, are passed through monthly to our customers and are periodically remitted to authorities. These fees were $22.7 million and $16.1 million for 2019 and 2018, respectively. As we act as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $18.3 million and $13.3 million as of December 31, 2019 and 2018, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

When an indicator of impairment is determined, the first step is to identify the future intent of the asset or asset group: hold for continued use, hold for sale or dispose by a means other than sale. If the asset is held for continued use and the carrying amount exceeds the undiscounted sum of cash flows expected from the use and eventual disposition of the property, the impairment loss is recognized as the difference between the carrying amount and the estimated fair value of the asset or asset group, and the new cost basis is depreciated over the remaining useful life of the asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value less disposal costs. To the extent the carrying value is greater than the asset’s estimated fair value less disposal costs, an impairment charge is recognized for the difference. If the asset is to be disposed by a means other than sale, the depreciation estimates are revised to reflect the use of the asset over its shortened useful life.

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

Goodwill and Indefinite-Lived Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2019	2018
Goodwill and indefinite-lived intangible assets	$1,414,668	$984,500
Total assets	$3,151,831	$2,303,234
Goodwill and indefinite-lived intangible assets as a percentage of total assets	44.9%	42.7%

Goodwill. Goodwill is calculated as the excess of the consideration transferred over the fair value of identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. We assess the recoverability of our goodwill as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. Beginning on October 1, 2019, we prospectively changed the annual goodwill impairment testing date from November 30th to October 1st. The voluntary change was to better align our goodwill impairment testing procedures with our annual planning and budgeting process. This change did not delay, accelerate or avoid an impairment loss, nor did the change have a cumulative effect on pre-tax income, net income, retained earnings or net assets.

We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are established at the geographic division level. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value. Any excess amount is recorded as an impairment charge in the current period (limited to the amount of goodwill recorded). Based on the results of the 2019 qualitative assessment, we concluded that it was more likely than not that the fair value of goodwill for each geographic reporting unit exceeded its carrying value and, therefore, we did not perform any quantitative analyses and no impairment charges were recorded.

Indefinite-Lived Intangible Assets. Our intangible assets with an indefinite life are from franchise agreements that we have with state and local governments and the Clearwave trade name. Franchise agreements allow us to contract and operate our business within specified geographic areas. We expect our franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. We group the recorded values of our various franchise agreements into geographic divisions or units of account. We currently expect to utilize the Clearwave trade name for a period that extends beyond the foreseeable horizon and expect the cost to maintain such asset to be nominal.

We assess the recoverability of our indefinite-lived intangible assets as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We evaluate the unit of account used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our franchise agreements primarily based on a multi-period excess earnings method (“MPEEM”) analysis and we estimate the fair value of the Clearwave trade name primarily based on a relief-from-royalty analysis, both of which involve significant judgment. When analyzing the fair values indicated under the MPEEM analysis, we also consider multiples of Adjusted EBITDA generated by the underlying assets, current market transactions and profitability information. If the fair value of our indefinite-lived intangible assets were determined to be less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We performed a qualitative assessment of franchise agreements associated with two of our geographic divisions and the Clearwave trade name in 2019. Based on the assessments, we concluded that it was more likely than not that the fair value of each unit of account exceeded the carrying value of such assets and, therefore, we did not perform any quantitative analyses. We performed a quantitative assessment of franchise agreements associated with one of our other geographic divisions in 2019 and concluded that the fair value of the unit of account exceeded its carrying value. Therefore, no impairment charges were recorded for any of our indefinite-lived intangible assets in 2019.

Property, Plant and Equipment

Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2019	2018
Property, plant and equipment, net	$1,201,271	$847,979
Total assets	$3,151,831	$2,303,234
Property, plant and equipment, net as a percentage of total assets	38.1%	36.8%

Year Ended December 31,	Cash Paid for Property, Plant and Equipment
2019	$257,841
2018	$215,761
2017	$175,196

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

Capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. These costs are capitalized based on internally developed standards by position which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred where applicable, survey information, operational data and management judgment. Overhead costs are capitalized based on standards developed from historical information. Indirect and overhead costs include payroll taxes; insurance and other benefits; and vehicle, tool and supply expense related to installation activities. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

The estimated useful lives assigned to our property, plant and equipment are reviewed on an annual basis or more frequently if circumstances warrant and such lives are revised to the extent necessary due to changing facts and circumstances. Any changes in estimated useful lives are reflected prospectively.

Business Combination Purchase Price Allocation

The application of the acquisition method requires the allocation of the purchase price amongst the acquisition date fair values of identifiable assets acquired and liabilities assumed in a business combination. Fair values are determined using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

Recently Adopted and Issued Accounting Pronouncements

Recent accounting pronouncements which may be applicable to us are described in note 2 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2019, our market risk sensitive instruments consisted of our senior credit facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity” and notes 9 and 11 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.

Outstanding borrowings under our senior credit facilities, which bear interest, at our option, at a rate per annum determined by reference to either LIBOR or a base rate, in each case plus an applicable interest rate margin, were approximately $1.8 billion at December 31, 2019. In March 2019, we entered into an interest rate swap agreement to effectively convert the variable rate interest to a fixed base rate of 2.653% for $850.0 million, or 48.5%, of such outstanding debt. Based on the principal outstanding under our senior credit facilities with exposure to LIBOR at December 31, 2019, assuming, hypothetically, that the LIBOR applicable to the senior credit facilities was 100 basis points higher, our annual interest expense would have increased $9.0 million.

We have also entered into a second swap agreement, which is a forward-starting interest rate swap with respect to a notional amount of $350.0 million, pursuant to which our monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Refer to note 11 to the consolidated financial statements for additional details.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the related notes thereto and the report of the independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company acquired Clearwave on January 8, 2019 and Fidelity on October 1, 2019. As permitted by SEC guidance, the Company excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Clearwave and Fidelity. Clearwave’s total tangible assets and total revenues represented 4.5% and 2.3%, respectively, of the Company’s total assets and revenues as of and for the year ended December 31, 2019. Fidelity’s total tangible assets and total revenues represented 6.3% and 2.7%, respectively, of the Company’s total assets and revenues as of and for the year ended December 31, 2019. Based on the results of this assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2020 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2020 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2020 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2020 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

2.3

Stock Purchase Agreement, dated as of March 31, 2019, by and among Cable One, Inc. and Fidelity Communications Co. (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 10, 2019).

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

4.1	Description of securities of Cable One, Inc. registered under Section 12 of the Exchange Act.*

10.1

Tax Matters Agreement, dated as of June 16, 2015, by and between Graham Holdings Company and Cable One, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on June 18, 2015).

10.2	Cable One, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.3	Cable One, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.4

Form of Stock Appreciation Right Agreement for grants during 2015 and 2016 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on August 10, 2015).+

10.5	Form of Stock Appreciation Right Agreement for grants during 2017 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.6

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2017 (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

Exhibit Number	Description
10.7

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

10.9

Amendment No. 1, dated as of November 15, 2019, to the Second Amended and Restated Credit Agreement among Cable One, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

10.10

Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.11

Form of Non-Employee Director Restricted Stock Unit Agreement for grants beginning in 2017 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).+

10.12	Form of Stock Appreciation Right Agreement for grants during 2018 (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.13

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.14

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.15

Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.16

Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2018 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.17	Steven S. Cochran Offer Letter dated July 2, 2018 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 8, 2018).+

10.18	Peter N. Witty Offer Letter dated February 12, 2018 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 10, 2019).+

10.19	Form of Stock Appreciation Right Agreement for grants during 2019 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.20

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2019 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.21

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2019 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

Exhibit Number	Description
10.22	Form of Stock Appreciation Right Agreement for grants beginning in 2020.*+

10.23	Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2020.*+

10.24	Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2020.*+

10.25	Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants beginning in 2020.*+

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLE ONE, INC. (Registrant)

Date: February 27, 2020	By:	/s/ Julia M. Laulis
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

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	February 27, 2020
Julia M. Laulis	(Principal Executive Officer)

/s/ Steven S. Cochran	Senior Vice President and Chief Financial Officer	February 27, 2020
Steven S. Cochran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brad D. Brian	Director	February 27, 2020
Brad D. Brian

/s/ Thomas S. Gayner	Director	February 27, 2020
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	February 27, 2020
Deborah J. Kissire

/s/ Mary E. Meduski	Director	February 27, 2020
Mary E. Meduski

/s/ Thomas O. Might	Director	February 27, 2020
Thomas O. Might

/s/ Kristine E. Miller	Director	February 27, 2020
Kristine E. Miller

/s/ Alan G. Spoon	Director	February 27, 2020
Alan G. Spoon

/s/ Wallace R. Weitz	Director	February 27, 2020
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 27, 2020
Katharine B. Weymouth

S-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cable One, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Clearwave and Fidelity from its assessment of internal control over financial reporting as of December 31, 2019, because they were acquired by the Company in purchase business combinations during 2019. We have also excluded Clearwave and Fidelity from our audit of internal control over financial reporting. Clearwave’s total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4.5% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019. Fidelity’s total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6.3% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalization of Internal Labor Costs

As described in Notes 2 and 6 to the consolidated financial statements, capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities. Standard labor costs are updated annually and are developed by position utilizing a combination of actual costs incurred, survey information, and operational data. Capitalized labor costs represent a portion of the consolidated balance of property, plant and equipment, net of $1.2 billion as of December 31, 2019.

The principal considerations for our determination that performing procedures relating to capitalization of internal labor costs is a critical audit matter are there was significant judgment by management in determining the standard labor costs; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing our audit procedures and in evaluating audit evidence relating to the calculation of internal labor costs to be capitalized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalization of internal labor costs, including controls over the development of standard labor costs. These procedures also included, among others, evaluating and testing management’s process for developing standard labor costs by position, which included evaluating and testing the data inputs related to payroll and benefits and evaluating the reasonableness and appropriateness of factors considered by management in the development of management’s estimated standard labor costs.

Acquisition of Clearwave – Valuation of Acquired Customer Relationships Intangible Asset

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Clearwave in 2019 for net consideration of $358.8 million, which resulted in $89.7 million of intangible assets being recorded, of which $83.0 million related to customer relationships. Management recorded the customer relationships at fair value on the date of the acquisition using the multi-period excess earnings method of the income approach. Significant assumptions and estimates used in this method include projected revenue growth rates, future EBITDA margins, future capital expenditures, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the acquisition of Clearwave is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the intangible asset acquired; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s fair value measurement and significant assumptions, including the future EBITDA margins and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combinations, including controls over management’s valuation of the intangible asset and controls over development of the assumptions related to the valuation of the intangible asset, including the future EBITDA margins and the discount rate. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the customer relationships intangible asset, (iii) evaluating the appropriateness of the multi-period excess earnings method of the income approach, (iv) testing the completeness and accuracy of the underlying data used in the method, and (v) evaluating the reasonableness of significant assumptions including the future EBITDA margins and the discount rate. Evaluating the reasonableness of the future EBITDA margins involved considering the past performance of the acquired business, as well as the comparable businesses, industry and peer data, and considering whether they were consistent with evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the multi-period excess earnings method of the income approach and certain significant assumptions, including the discount rate.

Acquisition of Fidelity – Valuation of Acquired Customer Relationships and Franchise Rights Intangible Assets

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Fidelity in 2019 for net consideration of $531.4 million, which resulted in $288.0 million of intangible assets being recorded. The intangible assets were comprised primarily of customer relationships of $119.0 million and franchise rights of $166.0 million. Management recorded the customer relationships and franchise rights at fair value on the date of the acquisition using the multi-period excess earnings method of the income approach. Significant assumptions and estimates used in this method include projected revenue growth rates, future EBITDA margins, future capital expenditures, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships and franchise rights intangible assets acquired in the acquisition of Fidelity is a critical audit matter are there was significant judgment by management when developing the fair value measurements of customer relationships and franchise rights intangible assets acquired; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s fair value measurements and significant assumptions, including the projected revenue growth rates, future EBITDA margins, future capital expenditures, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combinations, including controls over management’s valuation of the intangible assets and controls over development of the assumptions related to the valuation of the intangible assets, including the projected revenue growth rates, future EBITDA margins, future capital expenditures, and discount rate. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of the customer relationships and franchise rights intangible assets, (iii) evaluating the appropriateness of the multi-period excess earnings method of the income approach, (iv) testing the completeness and accuracy of the underlying data used in the method, and (v) evaluating the reasonableness of significant assumptions including the projected revenue growth rates, future EBITDA margins, future capital expenditures, and discount rate. Evaluating the reasonableness of the projected revenue growth rates, future EBITDA margins, and future capital expenditures involved considering the past performance of the acquired business, as well as the comparable businesses, industry and peer data, and considering whether they were consistent with evidence obtained in other areas of the audit. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the multi-period excess earnings method of the income approach and certain significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 27, 2020

We have served as the Company’s auditor since 2014.

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values)	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$125,271	$264,113
Accounts receivable, net	38,452	29,947
Income taxes receivable	2,146	10,713
Prepaid and other current assets	15,619	13,090
Total Current Assets	181,488	317,863
Property, plant and equipment, net	1,201,271	847,979
Intangible assets, net	1,312,381	953,851
Goodwill	429,597	172,129
Other noncurrent assets	27,094	11,412
Total Assets	$3,151,831	$2,303,234

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$136,993	$94,134
Deferred revenue	23,640	18,954
Current portion of long-term debt	28,909	20,625
Total Current Liabilities	189,542	133,713
Long-term debt	1,711,937	1,142,056
Deferred income taxes	303,314	242,127
Other noncurrent liabilities	105,469	9,980
Total Liabilities	2,310,262	1,527,876

Commitments and contingencies (see note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued, and 5,715,377 and 5,703,402 shares outstanding as of December 31, 2019 and 2018, respectively)	59	59
Additional paid-in capital	51,198	38,898
Retained earnings	980,355	850,292
Accumulated other comprehensive loss	(68,158)	(96)
Treasury stock, at cost (172,522 and 184,497 shares held as of December 31, 2019 and 2018, respectively)	(121,885)	(113,795)
Total Stockholders' Equity	841,569	775,358
Total Liabilities and Stockholders' Equity	$3,151,831	$2,303,234

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Revenues	$1,167,997	$1,072,295	$959,956
Costs and Expenses:
Operating (excluding depreciation and amortization)	388,552	370,269	337,040
Selling, general and administrative	245,120	222,216	204,384
Depreciation and amortization	216,687	197,731	181,619
Loss on asset disposals, net	7,187	14,167	574
Total Costs and Expenses	857,546	804,383	723,617
Income from operations	310,451	267,912	236,339
Interest expense	(71,729)	(60,415)	(46,864)
Other income (expense), net	(4,907)	4,487	668
Income before income taxes	233,815	211,984	190,143
Income tax provision (benefit)	55,233	47,224	(45,028)
Net income	$178,582	$164,760	$235,171

Net Income per Common Share:
Basic	$31.45	$28.98	$41.40
Diluted	$31.12	$28.77	$40.92
Weighted Average Common Shares Outstanding:
Basic	5,678,990	5,684,375	5,680,073
Diluted	5,737,856	5,725,963	5,747,037

Deferred gain (loss) on cash flow hedges and other, net of tax	$(68,062)	$256	$94
Comprehensive income	$110,520	$165,016	$235,265

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except per	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock,	Total Stockholders’
share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2016	5,708,223	$59	$17,669	$530,431	$(446)	$(74,547)	$473,166
Net income	-	-	-	235,171	-	-	235,171
Changes in pension, net of tax	-	-	-	-	94	-	94
Equity-based compensation	-	-	10,743	-	-	-	10,743
Issuance of equity awards, net of forfeitures	31,129	-	-	-	-	-	-
Repurchases of common stock	(900)	-	-	-	-	(528)	(528)
Withholding tax for equity awards	(7,010)	-	-	-	-	(4,983)	(4,983)
Dividends paid to stockholders ($6.50 per common share)	-	-	-	(37,216)	-	-	(37,216)
Balance at December 31, 2017	5,731,442	59	28,412	728,386	(352)	(80,058)	676,447
Net income	-	-	-	164,760	-	-	164,760
Changes in pension, net of tax	-	-	-	-	256	-	256
Equity-based compensation	-	-	10,486	-	-	-	10,486
Issuance of equity awards, net of forfeitures	20,800	-	-	-	-	-	-
Repurchases of common stock	(38,814)	-	-	-	-	(26,582)	(26,582)
Withholding tax for equity awards	(10,026)	-	-	-	-	(7,155)	(7,155)
Dividends paid to stockholders ($7.50 per common share)	-	-	-	(42,854)	-	-	(42,854)
Balance at December 31, 2018	5,703,402	59	38,898	850,292	(96)	(113,795)	775,358
Lease accounting standard adoption cumulative adjustment				8			8
Net income	-	-	-	178,582	-	-	178,582
Deferred loss on cash flow hedges and other, net of tax	-	-	-	-	(68,062)	-	(68,062)
Equity-based compensation	-	-	12,300	-	-	-	12,300
Issuance of equity awards, net of forfeitures	21,480	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,521)	-	-	-	-	(3,017)	(3,017)
Dividends paid to stockholders ($8.50 per common share)	-	-	-	(48,527)	-	-	(48,527)
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$178,582	$164,760	$235,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,687	197,731	181,619
Amortization of debt issuance costs	4,646	4,163	3,174
Equity-based compensation	12,300	10,486	10,743
Write-off of debt issuance costs	4,210	110	613
Increase (decrease) in deferred income taxes	50,011	34,973	(87,223)
Loss on asset disposals, net	7,187	14,167	574
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	(3,520)	(17)	18,146
(Increase) decrease in income taxes receivable	8,567	10,618	(16,784)
(Increase) decrease in prepaid and other current assets	(462)	(2,192)	5,073
Increase (decrease) in accounts payable and accrued liabilities	16,452	(27,853)	6,874
Increase (decrease) in deferred revenue	(1,432)	3,946	(20,547)
Other, net	(1,487)	(3,123)	(12,947)
Net cash provided by operating activities	491,741	407,769	324,486

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(883,440)	-	(727,947)
Capital expenditures	(262,352)	(217,766)	(179,363)
Change in accrued expenses related to capital expenditures	4,511	2,005	4,167
Proceeds from sales of property, plant and equipment	7,039	1,466	11,976
Net cash used in investing activities	(1,134,242)	(214,295)	(891,167)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,275,000	-	750,000
Payment of debt issuance costs	(11,844)	(2,131)	(15,224)
Payments on long-term debt	(702,880)	(14,391)	(100,642)
Repurchases of common stock	(5,073)	(26,582)	(528)
Payment of withholding tax for equity awards	(3,017)	(7,155)	(4,983)
Dividends paid to stockholders	(48,527)	(42,854)	(37,216)
Other	-	2,000	(1,014)
Net cash provided by (used in) financing activities	503,659	(91,113)	590,393

Increase (decrease) in cash and cash equivalents	(138,842)	102,361	23,712
Cash and cash equivalents, beginning of period	264,113	161,752	138,040
Cash and cash equivalents, end of period	$125,271	$264,113	$161,752

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$67,907	$56,412	$43,327
Cash paid for income taxes, net of refunds received	$(3,585)	$1,811	$59,622

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. At the end of 2019, Cable One provided service to approximately 907,000 residential and business customers, of which approximately 773,000 subscribed to data services, 314,000 subscribed to video services and 139,000 subscribed to voice services.

On May 1, 2017, the Company acquired RBI Holding LLC (“NewWave”) for a purchase price of $740.2 million in cash on a debt-free basis. On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million in cash on a debt-free basis. On October 1, 2019, the Company acquired Fidelity Communications Co.’s data, video and voice business and certain related assets (collectively, “Fidelity”) for a purchase price of $531.4 million in cash on a debt-free basis, after customary post-closing adjustments. Refer to note 3 for details on these transactions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s results of operations for the years ended December 31, 2019, 2018 and 2017 may not be indicative of the Company’s future results.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting. Accounting Standards Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. The Company’s operations are organized and managed on the basis of operating systems within its geographic divisions. Each operating system derives revenues from the delivery of similar products and services to a customer base that is also similar. Each operating system deploys similar technology to deliver the Company’s products and services, operates within a similar regulatory environment, has similar economic characteristics and is managed by the Company’s chief operating decision maker as part of an aggregate of all operating systems within the Company’s material geographic divisions. Management evaluated the criteria for aggregation under ASC 280 and has concluded that the Company meets each of the respective criteria set forth therein. Accordingly, management has identified one reportable segment.

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

The unit of account for revenue recognition is a performance obligation, which is a requirement to transfer a distinct good or service to a customer. Customers are billed for the services to which they subscribe based upon published or contracted rates, with the sales price being allocated to each performance obligation. For arrangements with multiple performance obligations, the sales price is allocated based on the relative standalone selling price for each subscribed service. Generally, performance obligations are satisfied, and revenue is recognized, over the period of time in which customers simultaneously receive and consume the Company’s defined performance obligations, which are delivered in a similar pattern of transfer. Advertising revenue is recognized at the point in time when the underlying performance obligation is complete.

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

Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $22.7 million, $16.1 million and $15.7 million for 2019, 2018 and 2017, respectively. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

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

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $34.3 million, $28.6 million and $25.3 million in 2019, 2018 and 2017, respectively.

Cash Equivalents. The Company considers all highly liquid investments with original maturities at purchase of three months or less to be cash equivalents. These investments are carried at cost plus accrued interest and dividends, which approximates market value.

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

Fair Value Measurements. Fair value measurements are determined based on the assumptions that a market participant would use in pricing an asset or liability based on a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs, such as quoted prices in active markets (level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (level 3). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

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

The Company measures certain assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.

The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these financial instruments.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost less accumulated depreciation and amortization. Costs for replacements and major improvements are capitalized while costs for maintenance and repairs are expensed as incurred. Depreciation and amortization is calculated using the straight-line method for all assets, with the exception of capitalized internal and external labor, which is depreciated using an accelerated method. The estimated useful life ranges for each category of property, plant and equipment are as follows (in years):

Cable distribution systems	10	–	25
Customer premise equipment	3	–	5
Other equipment and fixtures	3	–	10
Buildings and improvements	10	–	20
Capitalized software	3	–	7
Right-of-use (“ROU”) assets	1	–	15

The costs of leasehold improvements are amortized over the lesser of their useful lives or the remaining terms of the respective leases.

Costs associated with the installation and upgrade of services and acquiring and deploying of customer premise equipment, including materials, internal and external labor costs and related indirect and overhead costs, are capitalized.

Capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred where applicable, survey information, operational data and management judgment. Overhead costs are capitalized based on standards developed from historical information. Indirect and overhead costs include payroll taxes; insurance and other benefits; and vehicle, tool and supply expense related to installation activities. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use, on-premises software, including costs associated with coding, software configuration, upgrades and enhancements. Costs associated with internal-use, cloud-based software are expensed as incurred.

Evaluation of Long-Lived Assets. The recoverability of property, plant and equipment and finite-lived intangible assets is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered to not be recoverable when the undiscounted estimated future cash flows are less than the asset’s recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed of are determined in a similar manner, but the fair market value is reduced for estimated disposal costs.

Finite-Lived Intangible Assets. Finite-lived intangible assets consist of franchise renewals, customer relationships and trademarks and trade names, and are amortized over the respective estimated periods for which the assets will provide economic benefit to the Company.

Indefinite-Lived Intangible Assets. The Company’s intangible assets with an indefinite life are franchise agreements that it has with state and local governments and the Clearwave trade name. Franchise agreements allow the Company to contract and operate its business within specified geographic areas. The Company expects its franchise agreements to provide it with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company has historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. The Company groups the recorded values of its various franchise agreements into geographic divisions or units of account. The Company currently expects to utilize the Clearwave trade name for a period that extends beyond the foreseeable horizon and expects the cost to maintain such asset to be nominal.

The Company assesses the recoverability of its indefinite-lived intangible assets as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The Company evaluates the unit of account used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, the Company estimates the fair value of its franchise agreements primarily based on a multi-period excess earnings method (“MPEEM”) analysis and estimates the fair value of the Clearwave trade name primarily based on a relief-from-royalty analysis, both of which involve significant judgment. When analyzing the fair values indicated under the MPEEM analysis, the Company also considers multiples of Adjusted EBITDA generated by the underlying assets, current market transactions and profitability information. If the fair value of indefinite-lived intangible assets were determined to be less than the carrying amount, the Company would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.

Goodwill. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. The Company assesses the recoverability of its goodwill as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. Beginning on October 1, 2019, the Company prospectively changed its annual goodwill impairment testing date from November 30th to October 1st. The voluntary change was to better align the Company’s goodwill impairment testing procedures with its annual planning and budgeting process. This change did not delay, accelerate or avoid an impairment loss, nor did the change have a cumulative effect on pre-tax income, net income, retained earnings or net assets.

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

Insurance. The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee medical and dental care, disability benefits, workers’ compensation, general liability, property damage and business interruption. Liabilities associated with these plans are estimated based on, among other things, the Company’s historical claims experience, severity factors and other actuarial assumptions. Accruals for expected loss are based on estimates, and, while the Company believes that the amounts accrued are adequate, the ultimate loss may differ from the amounts accrued.

Equity-Based Compensation. The Company measures compensation expense related to equity-based awards based on the grant date fair value of the awards. The Company recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award, with forfeitures recognized as incurred.

Income Taxes. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. This evaluation is made on an ongoing basis. In the event the Company were to determine that it was not able to realize all or a portion of its deferred tax assets in the future, the Company would record a valuation allowance, which would impact the provision for income taxes.

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

Business Combination Purchase Price Allocation. The application of the acquisition method under ASC 805 - Business Combinations (“ASC 805”) requires the Company to allocate the purchase price amongst the acquisition date fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company determines fair values using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

Recently Adopted Accounting Pronouncements. In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The ASU was effective January 1, 2019. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to record substantially all of their leases on the balance sheet as an ROU asset and a corresponding lease liability with the exception of short-term leases. The Company is required to classify each separate lease component as an operating or a finance lease at the lease commencement date. Initial measurement of the ROU asset and lease liability is the same for both operating and finance leases, however, expense recognition and amortization of the ROU asset differs. Expense for operating leases is recognized on a straight-line basis similar to previous operating leases while finance leases reflect a front-loaded expense pattern similar to previous capital leases. The Company adopted the updated guidance on January 1, 2019.

With respect to the adoption of ASU 2016-02, the Company elected the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption is presented as originally reported under ASC 840 - Leases. Upon adoption on January 1, 2019, the Company recorded ROU assets of $14.9 million and lease liabilities of $13.3 million. The adoption of this guidance did not have a significant impact on Company’s consolidated financial statements.

ASU 2016-02 provides several optional practical expedients in transition. The Company elected the lessee and lessor transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs.

The Company also made certain lessee accounting policy elections, including a short-term lease exception policy, permitting the exclusion of short-term leases (defined as leases with terms of 12 months or less) from the recognition requirements of ASC 842, and an accounting policy to account for lease and non-lease components as a single component for all classes of assets, permitting common area maintenance, real estate taxes, fiber network power charges and routine maintenance fees to be combined with the associated lease component. The portfolio approach, which allows a lessee to account for its leases at a portfolio level, was elected for certain equipment and fiber leases in which the difference in accounting for each asset separately would not have been materially different from accounting for the assets as a combined unit. As a lessee, the Company also elected the practical expedient not to reevaluate whether any expired or existing land easements are, or contain, leases.

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

Refer to note 8 for additional details.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. The ASU is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Certain provisions must be adopted on prescribed retrospective, modified retrospective and prospective bases, while other provisions may be adopted on either a retrospective or modified retrospective basis. The Company is currently evaluating its timing and method, where applicable, of adoption as well as the expected impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The ASU specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. The Company adopted the updated guidance on January 1, 2020 on a prospective basis. The adoption of this ASU will result in the capitalization and subsequent amortization of certain costs that would have been expensed as incurred under previous guidance. Amortization of such costs will be included in operating or selling, general and administrative expenses, rather than depreciation and amortization expense, within the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to recognize an allowance for expected lifetime credit losses through earnings concurrent with the recognition of a financial asset measured at amortized cost. The estimate of expected credit losses is required to be adjusted each reporting period over the life of the financial asset. The ASU was effective January 1, 2020. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

3.	ACQUISITIONS

The Company accounted for certain acquisitions as business combinations pursuant to ASC 805. In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that was available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for each acquisition, however, preliminary measurements of fair value for each acquisition are subject to change during the measurement period, and such changes could be material. The Company expects to finalize the valuation after each acquisition as soon as practicable but no later than one year after the acquisition date.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis.

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $9.6 million, $1.8 million and $5.9 million of acquisition-related costs in 2019, 2018 and 2017, respectively. These costs are included in selling, general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income.

The following acquisitions occurred during the periods presented:

NewWave. On May 1, 2017, the Company acquired all the outstanding equity interests in NewWave for $740.2 million in cash on a debt-free basis. Refer to note 9 for details regarding the financing of the transaction. NewWave provides data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas. Cable One and NewWave shared similar strategies, customer demographics, and products. The acquisition of NewWave offered the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies.

The following table summarizes the allocation of the NewWave purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$12,220
Accounts receivable	15,027
Prepaid and other current assets	2,286
Property, plant and equipment	192,234
Intangible assets	476,300
Other noncurrent assets	1,184
Total Assets Acquired	699,251

Liabilities Assumed
Accounts payable and accrued liabilities	25,125
Deferred revenue	14,516
Deferred income taxes	6,644
Total Liabilities Assumed	46,285

Net assets acquired	652,966
Purchase price consideration	740,166
Goodwill recognized	$87,200

Acquired identifiable intangible assets associated with the NewWave acquisition consist of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$160,000	14
Trademark and trade name	$1,300	3
Franchise agreements	$315,000	Indefinite

Customer relationships and franchise agreements were valued using the MPEEM of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. No residual value was assigned to the acquired customer relationships or trademark and trade name.

The measurement period for the NewWave acquisition ended on April 30, 2018.

The NewWave acquisition resulted in the recognition of $87.2 million of goodwill, which is deductible for tax purposes.

Clearwave. On January 8, 2019, the Company acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. The Company funded the purchase price of $358.8 million with cash on hand and Term Loan B-2 borrowings as defined and described in note 9. The Clearwave acquisition provides the Company with a premier fiber network within its existing footprint, further enables the Company to supply its customers with enhanced business services solutions and provides a platform to allow the Company to replicate Clearwave’s strategy in several of its other markets.

The following table summarizes the allocation of the Clearwave purchase price consideration as of the acquisition date (in thousands):

	Original Estimate	Measurement Period Adjustment	Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$1,913	$-	$1,913
Accounts receivable	1,294	-	1,294
Prepaid and other current assets	311	-	311
Property, plant and equipment	120,472	-	120,472
Intangible assets	89,700	-	89,700
Other noncurrent assets	3,533	-	3,533
Total Assets Acquired	217,223	-	217,223

Liabilities Assumed
Accounts payable and accrued liabilities	2,128	-	2,128
Deferred revenue, short-term portion	4,322	-	4,322
Deferred income taxes	30,104	2,667	32,771
Other noncurrent liabilities	5,057	-	5,057
Total Liabilities Assumed	41,611	2,667	44,278

Net assets acquired	175,612	(2,667)	172,945
Purchase price consideration	358,830	-	358,830
Goodwill recognized	$183,218	$2,667	$185,885

Acquired identifiable intangible assets associated with the Clearwave acquisition consist of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$83,000	17
Trade name	$6,700	Indefinite

Customer relationships were valued using the MPEEM of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. No residual value was assigned to the acquired customer relationships.

During 2019, the Company recorded a measurement period adjustment increasing both deferred income taxes and goodwill by $2.7 million as a result of the Company’s election for Clearwave to be treated as a disregarded entity for U.S. Federal income tax purposes.

The Clearwave acquisition resulted in the recognition of $185.9 million of goodwill, which is not deductible for tax purposes.

For the period from January 8, 2019 to December 31, 2019, the Company recognized revenues of $27.4 million and net income of $5.1 million from Clearwave operations, which included acquired intangible assets amortization expense of $4.9 million.

Fidelity. On October 1, 2019, the Company acquired Fidelity, a provider of data, video and voice services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. The Company funded the purchase price of $531.4 million with cash on hand and the Delayed Draw Term Loan A-2 as defined and described in note 9. Cable One and Fidelity share similar strategies, customer demographics and products. The Fidelity acquisition provides the Company opportunities for revenue growth and Adjusted EBITDA margin expansion as well as the potential to realize cost synergies.

The following table summarizes the allocation of the Fidelity purchase price consideration as of the acquisition date (in thousands):

	Original Estimate	Measurement Period Adjustments	Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$4,869	$-	$4,869
Accounts receivable	3,691	-	3,691
Prepaid and other current assets	1,756	-	1,756
Property, plant and equipment	173,806	98	173,904
Intangible assets	288,000	-	288,000
Other noncurrent assets	481	1,414	1,895
Total Assets Acquired	472,603	1,512	474,115

Liabilities Assumed
Accounts payable and accrued liabilities	8,426	369	8,795
Deferred revenue, short-term portion	1,464	332	1,796
Other noncurrent liabilities	2,670	1,045	3,715
Total Liabilities Assumed	12,560	1,746	14,306

Net assets acquired	460,043	(234)	459,809
Purchase price consideration	529,349	2,043	531,392
Goodwill recognized	$69,306	$2,277	$71,583

Acquired identifiable intangible assets associated with the Fidelity acquisition consist of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$119,000	14
Trademark and trade name	$3,000	3
Franchise agreements	$166,000	Indefinite

Customer relationships and franchise agreements were valued using the MPEEM of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. No residual value was assigned to the acquired customer relationships or trademark and trade name. The total weighted average amortization period for the acquired finite-lived intangible assets is 13.7 years.

Subsequent to the original estimates, the Company recorded certain measurement period adjustments related to the impact of the adoption ASC 842 as well as a true-up of working capital post-closing. These adjustments increased goodwill by $2.3 million and were based on information available as of the acquisition date and obtained during the measurement period and have been properly reflected in the Company’s consolidated balance sheet as of December 31, 2019.

The Fidelity acquisition resulted in the recognition of $71.6 million of goodwill, which is deductible for tax purposes.

For the three months ended December 31, 2019, the Company recognized revenues of $32.0 million and net income of $4.7 million from Fidelity operations, which included acquired intangible assets amortization expense of $2.4 million.

The following unaudited pro forma combined results of operations information for the years ended December 31, 2019 and 2018 has been prepared as if the Fidelity acquisition had occurred on January 1, 2018 and includes adjustments for depreciation expense of $(4.0) million and $(4.5) million, amortization expense of $6.9 million and $9.2 million, interest expense of $10.9 million and $15.2 million, acquisition related costs of $(5.5) million and zero and the related aggregate impact on the income tax provision of $(2.1) million and $(5.0) million for 2019 and 2018, respectively (in thousands, except per share data):

	(Unaudited)
	Year Ended December 31,
	2019	2018
Revenues	$1,261,027	$1,186,044
Net income	$189,020	$159,348
Net income per common share:
Basic	$33.28	$28.03
Diluted	$32.94	$27.83

The unaudited pro forma combined results of operations information is provided for informational purposes only and is not necessarily intended to represent the results that would have been achieved had the Fidelity acquisition been consummated on January 1, 2018 or indicative of the results that may be achieved in the future.

4.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Residential
Data	$547,240	$492,816	$416,355
Video	335,190	343,384	332,536
Voice	43,521	41,278	43,733
Business services	204,500	155,952	131,082
Other	37,546	38,865	36,250
Total revenues	$1,167,997	$1,072,295	$959,956

Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $22.7 million, $16.1 million and $15.7 million for 2019, 2018 and 2017, respectively. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

Other revenues are comprised primarily of advertising, customer late charges and reconnect fees.

Net accounts receivable from contracts with customers totaled $32.3 million and $28.1 million at December 31, 2019 and December 31, 2018, respectively.

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

Contract Costs. The Company capitalizes the incremental costs incurred in obtaining customers, such as commission costs and certain third-party costs. Commission expense is recognized using a portfolio approach over the calculated average residential and business customer tenure. Deferred commissions totaled $8.6 million and $7.8 million as of December 31, 2019 and 2018, respectively, and were included within prepaid and other current assets and other noncurrent assets in the consolidated balance sheets. Commission amortization expense was $4.0 million, $3.6 million and $3.1 million for 2019, 2018 and 2017, respectively, and was included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. Deferred commissions of $3.6 million included within prepaid and other current assets in the consolidated balance sheet as of December 31, 2019 are expected to be amortized over the next 12 months.

Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $23.6 million and $19.0 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. The $19.0 million of current deferred revenue at December 31, 2018 was recognized within revenues in the consolidated statement of operations and comprehensive income during 2019. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $5.5 million and $2.8 million as of December 31, 2019 and 2018, respectively, and were included within other noncurrent liabilities in the consolidated balance sheets.

Significant Judgments. The Company often provides multiple services to a single customer. The provision of customer premise equipment, installation services and service upgrades may be highly integrated and interdependent with the data, video or voice services provided. Judgment is required to determine whether the provision of such customer premise equipment, installation services and service upgrades is considered a distinct service and accounted for separately, or not distinct and accounted for together with the related subscription service.

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

The Company also used significant judgment to determine the appropriate period over which to amortize deferred residential and business commission costs, which was determined to be the average customer tenure. Based on historical data and current expectations, the Company determined the average customer tenure for both residential and business customers to be approximately five years.

5.	OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2019	2018
Trade receivables	$33,467	$30,173
Other receivables	6,186	1,819
Less: Allowance for doubtful accounts	(1,201)	(2,045)
Total accounts receivable, net	$38,452	$29,947

The changes in the allowance for doubtful accounts were as follows (in thousands):

	Beginning Balance	Additions – Charged to Costs and Expenses	Deductions	Ending Balance
2019	$2,045	$6,500	$(7,344)	$1,201
2018	$1,876	$5,101	$(4,932)	$2,045
2017	$505	$4,925	$(3,554)	$1,876

Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Prepaid insurance	$1,548	$1,477
Prepaid rent	1,499	1,253
Prepaid software	4,672	1,106
Deferred commissions	3,586	2,902
All other current assets	4,314	6,352
Total prepaid and other current assets	$15,619	$13,090

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Operating lease ROU assets	$16,924	$-
Deferred commissions	5,042	4,867
Debt issuance costs	2,427	-
Assets held for sale	-	4,626
All other noncurrent assets	2,701	1,919
Total other noncurrent assets	$27,094	$11,412

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accounts payable	$36,351	$20,790
Accrued programming costs	19,620	17,092
Accrued compensation and related benefits	23,189	21,314
Accrued sales and other operating taxes	9,501	8,149
Accrued franchise fees	4,201	3,870
Subscriber deposits	6,550	5,180
Operating lease liabilities	4,601	-
Interest rate swap liability	11,045	-
Accrued insurance costs	6,174	3,976
Cash overdrafts	5,801	4,689
All other accrued liabilities	9,960	9,074
Total accounts payable and accrued liabilities	$136,993	$94,134

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Interest rate swap liability	$78,612	$-
Operating lease liabilities	11,146	-
Accrued compensation and related benefits	7,154	6,683
Deferred revenue	5,514	2,837
All other noncurrent liabilities	3,043	460
Total other noncurrent liabilities	$105,469	$9,980

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2019	2018
Cable distribution systems	$1,779,964	$1,421,820
Customer premise equipment	266,190	220,571
Other equipment and fixtures	444,799	406,011
Buildings and improvements	113,331	100,625
Capitalized software	99,988	94,801
Construction in progress	93,352	69,163
Land	13,361	11,946
ROU assets	10,187	-
Property, plant and equipment, gross	2,821,172	2,324,937
Less: Accumulated depreciation and amortization	(1,619,901)	(1,476,958)
Property, plant and equipment, net	$1,201,271	$847,979

The Company’s industry is capital intensive, and a significant portion of the Company’s resources are spent on capital activities associated with extending, rebuilding and upgrading its network. For the years ended December 31, 2019, 2018 and 2017, cash paid for property, plant and equipment was $257.8 million, $215.8 million and $175.2 million, respectively.

Depreciation and amortization expense for property, plant and equipment was $197.5 million, $186.0 million and $173.6 million in 2019, 2018 and 2017, respectively.

In 2017, the Company sold a portion of its previous headquarters property for $10.1 million in gross proceeds and recognized a related gain of $6.6 million. The remaining portion of the property’s carrying value of $4.6 million was included within other noncurrent assets in the consolidated balance sheet as assets held for sale at December 31, 2018. In January 2019, the remaining portion was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million.

7.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $429.6 million and $172.1 million at December 31, 2019 and 2018, respectively. Goodwill of $185.9 million was recognized upon the acquisition of Clearwave in January 2019 and goodwill of $71.6 million was recognized upon the acquisition of Fidelity in October 2019. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				December 31, 2019			December 31, 2018
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,895	$32	$2,927	$2,887	$40
Customer relationships	14	–	17	362,000	37,470	324,530	160,000	19,047	140,953
Trademarks and trade names	2.4	–	3	4,300	1,552	2,748	1,300	813	487
Total finite-lived intangible assets				$369,227	$41,917	$327,310	$164,227	$22,747	$141,480

Indefinite-Lived Intangible Assets
Franchise agreements						$978,371			$812,371
Trade name						6,700			-
Total indefinite-lived intangible assets						$985,071			$812,371

Total intangible assets, net						$1,312,381			$953,851

Intangible asset amortization expense was $19.2 million, $11.7 million and $8.0 million in 2019, 2018 and 2017, respectively.

As of December 31, 2019, the future amortization of existing finite-lived intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2020	$25,817
2021	25,817
2022	25,566
2023	24,816
2024	24,816
Thereafter	200,478
Total	$327,310

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.	LEASES

As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for buildings and fiber optic networks. These leases have remaining lease terms ranging from under 1 year to 24 years, with some including an option to extend the lease for up to 15 additional years and some including an option to terminate the lease within 1 year.

As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from under 1 year to 15 years, with some including a lessee option to extend the leases for up to 5 additional years and some including an option to terminate the lease within 1 year.

Significant judgment is required when determining whether a fiber optic network access contract contains a lease, defining the duration of the lease term and selecting an appropriate discount rate, as discussed below:

●

The Company concluded it was the lessee or lessor for fiber optic network access arrangements only when the asset is specifically identifiable and both substantially all the economic benefit is obtained by the lessee and the lessee’s right to direct the use of the asset exists.

●

The Company’s lease terms are only for periods in which there are enforceable rights. For accounting purposes, a lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without requiring permission from the other party with no more than an insignificant penalty. The Company’s lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

●

Most of the Company’s leases do not contain an implicit interest rate. Therefore, the Company held discussions with lenders, evaluated its published credit rating and incorporated interest rates on currently held debt in determining discount rates that reflect what the Company would pay to borrow on a collateralized basis over similar terms for its lease obligations.

As of December 31, 2019, additional operating leases that have not yet commenced were not material. Additionally, lessor accounting disclosures were not material as of and for the year ended  December 31, 2019.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

December 31, 2019
ROU Assets
Property, plant and equipment, net:
Finance leases	$9,665
Other noncurrent assets:
Operating leases	$16,924

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$4,601
Current portion of long-term debt:
Finance leases	$589
Long-term debt:
Finance leases	$5,354
Other noncurrent liabilities:
Operating leases	$11,146
Total:
Finance leases	$5,943
Operating leases	$15,747

The components of the Company’s lease expense were as follows (in thousands):

2019
Finance lease expense:
Amortization of ROU assets	$537
Interest on lease liabilities	302
Operating lease expense	5,260
Short-term lease expense	940
Variable lease expense	168
Total lease expense	$7,207

Amortization of ROU assets is included within depreciation and amortization expense; interest on lease liabilities is included within interest expense; and operating, short-term and variable lease expense is included within operating expenses and selling, general and administrative expenses in the consolidated statement of operations and comprehensive income.

Supplemental lessee financial information for 2019 is as follows (in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$925
Finance leases - operating cash flows	$302
Operating leases - operating cash flows	$5,293
ROU assets obtained in exchange for lease liabilities:
Finance leases (1)	$5,408
Operating leases (2)	$9,767

(1)	Includes $3.9 million of ROU assets acquired in the Fidelity transaction.
(2)	Includes $3.3 million and $1.4 million of ROU assets acquired in the Clearwave and Fidelity transactions, respectively.

Supplemental lessee financial information as of December 31, 2019 is as follows:

December 31, 2019
Weighted average remaining lease term:
Finance leases (in years)	14.1
Operating leases (in years)	4.7
Weighted average discount rate:
Finance leases	6.26%
Operating leases	4.94%

As of December 31, 2019, the future maturities of existing lease liabilities were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2020	$968	$5,253
2021	979	3,977
2022	989	2,889
2023	996	2,456
2024	981	1,046
Thereafter	9,481	2,085
Total	14,394	17,706
Less: Present value discount	(8,451)	(1,959)
Lease liability	$5,943	$15,747

As of December 31, 2018, the Company’s outstanding lease obligations under the previous accounting guidance were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$1,767
2020	1,219
2021	911
2022	398
2023	204
Thereafter	299
Total	$4,798

9.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2019	2018
Notes (as defined below)	$-	$450,000
Senior Credit Facilities (as defined below)	1,753,045	730,000
Finance lease liabilities	5,943	251
Total debt	1,758,988	1,180,251
Less: Unamortized debt issuance costs	(18,142)	(17,570)
Less: Current portion	(28,909)	(20,625)
Total long-term debt	$1,711,937	$1,142,056

Notes. On June 17, 2015, the Company issued $450.0 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Notes”). The Notes were jointly and severally guaranteed on a senior unsecured basis by each of the subsidiaries that guarantee the Senior Credit Facilities described below. The Notes were scheduled to mature on June 15, 2022 and interest was payable on June 15th and December 15th of each year. The indenture governing the Notes provided for early redemption of the Notes, at the option of the Company, at the prices and subject to the terms specified in the indenture.

On June 15, 2019, the Company redeemed all $450.0 million aggregate principal amount of outstanding Notes (the “Note Redemption”). In conjunction with the Note Redemption, the Company incurred a $6.5 million call premium and wrote off the remaining $3.8 million of unamortized debt issuance cost associated with the Notes. These amounts are recorded within other income (expense), net in the consolidated statement of operations and comprehensive income.

Senior Credit Facilities. On June 30, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the other agents party thereto, which provided for a five-year revolving credit facility in an aggregate principal amount of $200.0 million (the “Original Revolving Credit Facility”) and a five-year term loan facility (the “Original Term Loan”).

On May 1, 2017, the Company and the lenders amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) and the Company incurred $750.0 million of senior secured loans (the “2017 New Loans”), the proceeds of which were used, together with cash on hand, to finance the NewWave acquisition, repay in full the Original Term Loan and pay related fees and expenses. The 2017 New Loans consist of a five-year term “A” loan in an original aggregate principal amount of $250.0 million (the “Term Loan A-1”) and a seven-year term “B” loan in an original aggregate principal amount of $500.0 million (the “Term Loan B-1”).

On January 7, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”) with CoBank, ACB (“CoBank”), as lender, and JPMorgan, as administrative agent, and incurred a new seven-year incremental term “B” loan in an aggregate principal amount of $250.0 million (the “Term Loan B-2”), the proceeds of which were used to finance, in part, the Clearwave acquisition.

On April 12, 2019, the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement (“Amendment No. 3”) with CoBank, as lender, and JPMorgan, as administrative agent, to provide for a new delayed draw incremental term “B” loan in an aggregate principal amount of $325.0 million (the “Term Loan B-3”). The Term Loan B-3 was drawn in full on June 14, 2019.

On May 8, 2019, the Company entered into a Second Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto, to amend and restate the Amended and Restated Credit Agreement (the “Second Restatement Agreement”). The Second Restatement Agreement provides for a new senior secured term “A” loan in an aggregate principal amount of $250.0 million (the “Initial Term Loan A-2”), a new senior secured delayed draw term “A” loan in an aggregate principal amount of $450.0 million (the “Delayed Draw Term Loan A-2,” and collectively with the Initial Term Loan A-2, the “Term Loan A-2”) and a new $350.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Initial Term Loan A-2, the Delayed Draw Term Loan A-2, the Term Loan B-1, the Term Loan B-2 and the Term Loan B-3, the “Senior Credit Facilities”). The Delayed Draw Term Loan A-2 was drawn in full on October 1, 2019 and has the same terms as, and constitutes one class of term loans with, the Initial Term Loan A-2. The Second Restatement Agreement did not alter the principal terms of the Company’s previously established Term Loan B-1, Term Loan B-2 or Term Loan B-3.

A portion of the proceeds from the Initial Term Loan A-2, the Term Loan B-3 and the Revolving Credit Facility, together with cash on hand, were used to refinance the Original Revolving Credit Facility and the Term Loan A-1, to fund the Note Redemption and for other general corporate purposes. The remaining proceeds, together with proceeds from the Delayed Draw Term Loan A-2 and cash on hand, were used to finance the acquisition of Fidelity and for other general corporate purposes.

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

The Term Loan A-2 and the Revolving Credit Facility will mature on May 8, 2024 (unless certain of the Company’s existing indebtedness remains outstanding after certain specified dates, in which case the final maturity date of both facilities will be an earlier date as specified in the Second Restatement Agreement).

The principal amount of the Term Loan A-2 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 2.5% per annum for the first two years following the closing date, 5.0% per annum for the third year following the closing date, 7.5% per annum for the fourth year following the closing date and 12.5% per annum for the fifth year following the closing date (in each case subject to customary adjustments due to the timing of the Delayed Draw Term Loan A-2 draw date and in the event of any prepayment), with the balance due upon maturity.

The Company was required to pay a ticking fee, which accrued at a per annum rate of 0.30% on the average daily undrawn portion of the Delayed Draw Term Loan A-2 accruing during the period commencing on June 15, 2019 up to, but excluding, October 1, 2019.

The Revolving Credit Facility gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. At December 31, 2019, letter of credit issuances under the Revolving Credit Facility were held for the benefit of certain general and liability insurance matters and other performance obligations under government grant programs and bore interest at a rate of 1.63% per annum. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Second Restatement Agreement).

The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors.

The Senior Credit Facilities may be prepaid at any time without penalty or premium (subject to customary London Interbank Offered Rate (“LIBOR”) breakage provisions).

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A-2 and the Revolving Credit Facility, 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio, (ii) with respect to the Term Loan B-1, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter, 1.75% for LIBOR loans and 0.75% for base rate loans, and (iii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.0% for LIBOR loans and 1.0% for base rate loans.

The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $600.0 million under the Second Restatement Agreement plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Second Restatement Agreement) is no greater than 3.0 to 1.0.

The Second Restatement Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Second Restatement Agreement also requires the Company to maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. The Second Restatement Agreement also contains customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of other material debt of the Company and of its restricted subsidiaries, bankruptcy or insolvency, the entry against the Company or any of its restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

As of December 31, 2019, the Company had $1.8 billion of aggregate outstanding term loan borrowings, $6.7 million of letter of credit issuances and $343.3 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of December 31, 2019 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum (1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin (2)	Interest Rate
Term Loan A-2	5/8/2019 (3)	$700,000	Varies (4)	$694,045	5/8/2024	$513,945	LIBOR	1.50%	3.30%
	10/1/2019 (3)
Term Loan B-1	5/1/2017	500,000	1.0%	487,500	5/1/2024	466,250	LIBOR	1.75%	3.55%
Term Loan B-2	1/7/2019	250,000	1.0%	248,125	1/7/2026	233,125	LIBOR	2.00%	3.80%
Term Loan B-3	6/14/2019	325,000	1.0%	323,375	1/7/2026	303,875	LIBOR	2.00%	3.80%
Total		$1,775,000		$1,753,045		$1,517,195

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on the Company’s total net leverage ratio. All other applicable margins are fixed.

(3)	On May 8, 2019, $250.0 million was drawn. On October 1, 2019, an additional $450.0 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

In connection with various financing transactions completed during 2019, the Company incurred $11.8 million of debt issuance costs and wrote-off $4.2 million of existing unamortized debt issuance costs to other expense, including $3.8 million associated with the Note Redemption. The Company recorded debt issuance cost amortization of $4.6 million, $4.2 million and $3.2 million during 2019, 2018 and 2017, respectively, within interest expense in the consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $20.6 million and $17.6 million at December 31, 2019 and 2018, respectively, of which $2.4 million and zero are reflected within other noncurrent assets, respectively, and $18.1 million and $17.6 million are reflected as reductions to long-term debt, respectively, in the consolidated balance sheets.

As of December 31, 2019, the future maturities of outstanding debt, excluding lease liability payment obligations, were as follows (in thousands):

Year Ending December 31,	Amount
2020	$28,321
2021	37,106
2022	54,677
2023	81,033
2024	1,009,158
Thereafter	542,750
Total	$1,753,045

The Company was in compliance with all debt covenants as of December 31, 2019.

10.      INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2019
U.S. Federal	$1,249	$43,270	$44,519
State and local	3,678	7,036	10,714
Total	$4,927	$50,306	$55,233

Year Ended December 31, 2018
U.S. Federal	$10,214	$32,176	$42,390
State and local	2,284	2,550	4,834
Total	$12,498	$34,726	$47,224

Year Ended December 31, 2017
U.S. Federal	$38,033	$(91,271)	$(53,238)
State and local	4,164	4,046	8,210
Total	$42,197	$(87,225)	$(45,028)

The income tax provision (benefit) is different than the amount of income tax calculated by applying the U.S. Federal statutory rate of 21.0% for 2019 and 2018 and 35.0% for 2017 to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. Federal taxes at statutory rate	$49,101	$44,517	$66,550
State and local taxes, net of U.S. Federal tax	8,464	3,816	5,487
Benefit from remeasurement of deferred taxes due to U.S. Federal tax reform legislation	-	-	(113,976)
Equity-based compensation	(5,296)	(3,690)	(3,089)
Section 162(m) limitation	656	113	-
Other items	2,308	2,468	-
Income tax provision (benefit)	$55,233	$47,224	$(45,028)

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2019	2018
Other benefit obligations	$1,890	$1,940
Equity-based compensation	4,563	4,080
Net operating losses	25,532	1,983
Accrued bonus	2,313	1,826
Reserves	1,134	365
Interest rate swap	22,101	-
Other items	2,104	1,204
Deferred tax assets	59,637	11,398
Property, plant and equipment	201,208	119,851
Goodwill and other intangible assets	159,074	131,765
Prepaid commissions	2,127	1,909
Other items	542	-
Deferred tax liabilities	362,951	253,525
Net deferred income tax liability	$303,314	$242,127

The Company has no valuation allowances against any of its deferred tax assets.

There were $21.9 million of tax-effected U.S. Federal tax net operating losses available for carryforward at December 31, 2019, of which $8.5 million were generated by NewWave and Clearwave prior to their acquisitions. Of this amount, $20.0 million can be carried forward indefinitely and $1.9 million will have expiration dates through 2036. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company had $3.6 million of tax-effected state tax net operating loss carryforwards at December 31, 2019, of which $0.2 million can be carried forward indefinitely and $3.4 million will have expiration dates through 2039.

The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the consolidated financial statements will ultimately be recognized in full. The Company has taken reasonable efforts to address uncertain tax positions and has determined that there are no material transactions and no material tax positions taken by the Company that would fail to meet the more-likely-than-not threshold for recognizing transactions or tax positions in the consolidated financial statements. Accordingly, the Company has not recorded a reserve for uncertain tax positions in the consolidated financial statements, and the Company does not expect any significant tax increase or decrease to occur within the next 12 months with respect to any transactions or tax positions taken and reflected in the consolidated financial statements. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. The Company recognizes penalties and interest, if applicable, associated with any uncertain tax positions within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

11.	INTEREST RATE SWAPS

The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest expense on its variable rate LIBOR debt. Under the first swap agreement effective March 2019, with respect to a notional amount of $850.0 million, the Company’s monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement effective in June 2020, with respect to a notional amount of $350.0 million, the Company’s monthly payment obligation will be determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but may be terminated prior to their scheduled maturities at the election of the Company or the counterparties as provided in the swap agreements. As of December 31, 2019, the Company’s interest rate swap liabilities were recorded at their combined fair value of $89.7 million, with the current and noncurrent portions reflected in accounts payable and accrued expenses and other noncurrent liabilities, respectively, within the consolidated balance sheet.

Changes in the fair values of the interest rate swaps are reported through other comprehensive income until the underlying hedged debt’s interest expense impacts net income, at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income to interest expense. A loss of $89.7 million ($67.5 million net of tax) was recorded through other comprehensive income during 2019 and a loss of $3.1 million was reflected in interest expense. The Company currently expects that $11.0 million of the accumulated other comprehensive loss at December 31, 2019 will be reclassified to interest expense within the next 12 months.

The Company does not hold any derivative instruments for speculative trading purposes.

12.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of December 31, 2019 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of December 31, 2019 were as follows (in thousands):

	December 31, 2019
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$46,051	$46,051	Level 1
Commercial paper	$54,919	$54,824	Level 2
Liabilities:
Long-term debt, including current portion, excluding debt issuance costs:
Senior Credit Facilities	$1,753,045	$1,751,241	Level 2
Other noncurrent liabilities, including current portion:
Interest rate swaps	$89,657	$89,657	Level 2

Money market investments are primarily held in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Commercial paper is primarily held with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (level 2). Money market investments and commercial paper with original maturities of three months or less are included within cash and cash equivalents in the consolidated balance sheets. The fair value of the Senior Credit Facilities is estimated based on market prices for similar instruments in active markets (level 2). Interest rate swaps are measured at fair value within the consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2).

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. The assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during any of the periods presented.

13.	TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Treasury shares of 172,522 held at December 31, 2019 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through December 31, 2019, the Company has repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. During the first quarter of 2019, the Company repurchased 5,984 shares at an aggregate cost of $5.1 million.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during 2019, 2018 and 2017 were $3.0 million, $7.2 million and $5.0 million, for which the Company withheld 3,521, 10,026 and 7,010 shares of common stock, respectively.

14.	EQUITY-BASED COMPENSATION

On June 5, 2015, the Board adopted the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “Original 2015 Plan”), which became effective on July 1, 2015. On May 2, 2017, the Company’s stockholders approved the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”), which automatically terminated, replaced and superseded the Original 2015 Plan, except that any outstanding awards granted under the Original 2015 Plan would remain in effect pursuant to their terms. The 2015 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers and employees of the Company and its affiliates are eligible to be granted one or more of the following types of awards under the 2015 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) restricted stock units (“RSUs”), (6) cash-based awards, (7) performance-based awards, (8) dividend equivalents and (9) other stock-based awards, including, without limitation, performance stock units and deferred stock units. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after May 2, 2027.

The 2015 Plan provides that, subject to certain adjustments for specified corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is 334,870, which is equal to the number of remaining shares of Company common stock available for future issuance under the Original 2015 Plan as of May 2, 2017, regardless of whether such shares were subject to outstanding awards as of such date, and no more than 329,962 shares may be issued pursuant to incentive stock options. At December 31, 2019, 169,456 shares were available for issuance under the 2015 Plan.

Total equity-based compensation expense of $12.3 million, $10.5 million and $10.7 million was recognized during 2019, 2018 and 2017, respectively, and was included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $5.3 million related to equity-based awards during 2019. The deferred tax asset related to all outstanding equity-based awards was $4.6 million as of December 31, 2019.

Restricted Stock Awards. The Company has granted restricted shares of Company common stock subject to performance-based and/or service-based vesting conditions to certain employees of the Company. Restricted share awards generally cliff-vest on the three-year anniversary of the grant date or in three or four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). Performance-based restricted shares are or were subject to performance metrics related primarily to three-year cumulative growth in Adjusted EBITDA less capital expenditures or year-over-year growth in Adjusted EBITDA and annual adjusted capital expenditures as a percentage of total revenues. Restricted shares are subject to the terms and conditions of the Original 2015 Plan or the 2015 Plan (in the case of awards made on or following May 2, 2017) and are otherwise subject to the terms and conditions of the applicable award agreement.

The Company’s non-employee directors are entitled to an annual cash retainer of $75,000, plus an additional annual cash retainer for each committee chair or the lead independent director, and approximately $125,000 in RSUs. Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date, subject to the director’s continued service through such vesting date. Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer all or a portion of such settlement until his or her separation from service from the Board. Non-employee directors may elect to defer their annual retainer and receive RSUs in lieu of annual cash fees. Any dividends associated with RSUs granted prior to the 2017 annual grant of RSUs are converted into dividend equivalent units (“DEUs”), which will be delivered at the time of settlement of the associated RSUs.

Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2016	38,425	$402.13
Granted	17,245	$633.34
Granted due to performance achievement	5,006	$433.66
Forfeited	(6,223)	$469.23
Vested and issued	(3,163)	$415.39
Outstanding as of December 31, 2017	51,290	$472.89
Granted	17,098	$715.74
Forfeited	(2,455)	$636.64
Vested and issued	(25,057)	$397.53
Outstanding as of December 31, 2018	40,876	$610.88
Granted	13,374	$885.66
Forfeited	(4,111)	$710.87
Vested and issued	(11,266)	$493.80
Outstanding as of December 31, 2019	38,873	$728.77

Vested and deferred as of December 31, 2019	5,678	$527.85

Equity-based compensation expense for restricted stock was $8.0 million, $6.8 million and $7.5 million for 2019, 2018 and 2017, respectively. At December 31, 2019, there was $10.9 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of one year.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2016	136,000	$426.80	$88.07	$26,510	8.7
Granted	24,432	$632.15	$140.44	$-	9.1
Exercised	(41,603)	$424.02	$87.54	$11,596	-
Forfeited	(16,371)	$422.31	$87.22
Outstanding as of December 31, 2017	102,458	$477.62	$100.91	$23,173	8.1
Granted	21,000	$744.47	$181.21	$-	8.7
Exercised	(27,060)	$435.11	$90.06	$9,418	-
Forfeited	(5,793)	$502.08	$108.22
Outstanding as of December 31, 2018	90,605	$550.60	$122.29	$24,673	7.2
Granted	29,000	$900.90	$209.57	$-	8.8
Exercised	(26,092)	$491.12	$105.94	$20,143	-
Forfeited	(3,103)	$659.01	$154.49
Outstanding as of December 31, 2019	90,410	$676.41	$153.90	$73,419	7.5

Exercisable as of December 31, 2019	35,393	$489.11	$104.63	$35,370	6.1

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Expected volatility	21.69%	22.22%	20.83%
Risk-free interest rate	2.25%	2.53%	2.13%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	0.92%	0.97%	0.95%

The Black-Scholes model used to estimate the grant date fair value of the Company’s SARs requires the input of highly subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different for future SAR grants. The assumptions for 2019 SAR grants were determined as follows:

●	Fair Value of Common Stock — Valued by reference to the closing price of the Company’s publicly traded common stock on the date of grant.

●

Expected Volatility — The Company estimated the expected future stock price volatility for its common stock by using its life-to-date historical volatility based on daily price observations since it became a publicly traded company on July 1, 2015. In prior years, expected volatility was calculated using a combination of historical Company stock prices and those of a peer group.

●	Risk-Free Interest Rate — The risk-free interest rate assumption was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the SARs being valued.

●

Expected Term — The expected term represents the period that the Company’s SARs are expected to be outstanding. Prior to becoming a standalone public company on July 1, 2015, the Company did not issue stock-based awards specific to Cable One and therefore does not yet have a sufficient history on which to base an estimate of the period that its SARs are expected to be outstanding. Accordingly, the expected term of the Company’s SARs is based on the “simplified method” which defines the expected term as the average of the contractual term and the weighted-average vesting period for all tranches.

●

Expected Dividend Yield — The Company expects to continue to pay quarterly dividends in the future and, as such, the expected dividend yield was calculated as the Company’s current annual dividend divided by the Company’s closing stock price on the grant date.

Equity-based compensation expense for SARs was $4.3 million, $3.7 million and $3.3 million for 2019, 2018 and 2017, respectively. At December 31, 2019, there was $7.6 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.3 years.

15.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The denominator used in calculating diluted net income per common share further includes any common shares available to be issued upon vesting or exercise of outstanding equity-based awards if such inclusion would be dilutive, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$178,582	$164,760	$235,171
Denominator:
Weighted average common shares outstanding - basic	5,678,990	5,684,375	5,680,073
Effect of dilutive equity-based awards (1)	58,866	41,588	66,964
Weighted average common shares outstanding - diluted	5,737,856	5,725,963	5,747,037

Net Income per Common Share:
Basic	$31.45	$28.98	$41.40
Diluted	$31.12	$28.77	$40.92

(1)

Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation. The excluded number of anti-dilutive equity-based awards totaled 409, 1,811 and 2,600 for 2019, 2018 and 2017, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the consolidated balance sheets.

The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2019 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated effect and timing that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Year Ending December 31,	Programming Purchase Commitments (1)	Lease Payments (2)	Debt Payments (3)	Other Purchase Obligations (4)	Total
2020	$187,427	$6,221	$28,321	$28,955	$250,924
2021	106,055	4,956	37,106	12,946	161,063
2022	18,688	3,878	54,677	4,253	81,496
2023	10,699	3,452	81,033	2,072	97,256
2024	8,074	2,027	1,009,158	828	1,020,087
Thereafter	3,398	11,566	542,750	4,625	562,339
Total	$334,341	$32,100	$1,753,045	$53,679	$2,173,165

(1)

Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2019 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to the Company’s outstanding finance and operating lease arrangements as of December 31, 2019.
(3)	Debt payments include principal repayment obligations for the Company’s outstanding debt instruments as of December 31, 2019.
(4)

Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in the consolidated balance sheet.

The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $9.5 million, $8.9 million and $7.8 million for 2019, 2018 and 2017, respectively.

●

Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $22.7 million, $16.1 million and $15.7 million for 2019, 2018 and 2017, respectively. As the Company acts as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $18.3 million and $13.3 million as of December 31, 2019 and 2018, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.

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

Regulation in the Company’s Industry. The Company’s operations are extensively regulated by the Federal Communications Commission (the “FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. Future legislative and regulatory changes could adversely affect the Company’s operations.

17.	SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

	(Unaudited) Year Ended December 31, 2019
(dollars in thousands, except per share amounts)	First Quarter (1)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (3)
Revenues	$278,605	$285,650	$284,991	$318,751
Total costs and expenses	$210,908	$211,536	$204,858	$230,244
Income from operations	$67,697	$74,114	$80,133	$88,507
Net income	$38,739	$36,395	$49,835	$53,613

Net Income per Common Share:
Basic	$6.83	$6.41	$8.77	$9.43
Diluted	$6.78	$6.35	$8.68	$9.32

Weighted Average Common Shares Outstanding:
Basic	5,674,120	5,673,669	5,682,167	5,685,840
Diluted	5,716,585	5,730,238	5,741,666	5,751,970

(1)	Includes Clearwave operations beginning January 8, 2019.
(2)	Includes Clearwave operations.
(3)	Includes Clearwave and Fidelity operations.

	(Unaudited) Year Ended December 31, 2018
(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$265,761	$268,414	$268,268	$269,852
Total costs and expenses	$201,100	$197,746	$204,949	$200,588
Income from operations	$64,661	$70,668	$63,319	$69,264
Net income	$40,653	$43,785	$38,314	$42,008

Net Income per Common Share:
Basic	$7.13	$7.70	$6.75	$7.40
Diluted	$7.08	$7.65	$6.70	$7.34

Weighted Average Common Shares Outstanding:
Basic	5,702,539	5,687,095	5,674,224	5,674,067
Diluted	5,742,648	5,722,869	5,717,575	5,723,528