Form 10-Q
period 2020-03-31
Cable One, Inc.
filed 2020-05-11
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of May 6, 2020
Common stock, par value $0.01	5,728,335

CABLE ONE, INC.

FORM 10-Q

References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, dividend policy, financial results and financial condition as well as anticipated impacts from the COVID-19 pandemic on the Company and future responses. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and this Quarterly Report on Form 10-Q:

●	the duration and severity of the COVID-19 pandemic and its effects on our business, financial condition, results of operations and cash flows;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any acquisitions and strategic investments by us;
●	risks that our rebranding may not produce the benefits expected;
●	damage to our reputation or brand image;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees (who we refer to as associates);
●	legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances in connection with acquisitions and strategic investments;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers; and
●

the other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to in our 2019 Form 10-K and this Quarterly Report on Form 10-Q.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$241,894	$125,271
Accounts receivable, net	35,386	38,452
Income taxes receivable	16,028	2,146
Prepaid and other current assets	24,476	15,619
Total Current Assets	317,784	181,488
Property, plant and equipment, net	1,210,306	1,201,271
Intangible assets, net	1,301,228	1,312,381
Goodwill	429,597	429,597
Other noncurrent assets	39,444	27,094
Total Assets	$3,298,359	$3,151,831

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$131,119	$136,993
Deferred revenue	24,886	23,640
Current portion of long-term debt	28,935	28,909
Total Current Liabilities	184,940	189,542
Long-term debt	1,805,700	1,711,937
Deferred income taxes	295,732	303,314
Interest rate swap liability	175,524	78,612
Other noncurrent liabilities	25,572	26,857
Total Liabilities	2,487,468	2,310,262

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 5,887,899 shares issued; and 5,724,857 and 5,715,377 shares outstanding as of March 31, 2020 and December 31, 2019, respectively)	59	59
Additional paid-in capital	54,419	51,198
Retained earnings	1,036,877	980,355
Accumulated other comprehensive loss	(152,783)	(68,158)
Treasury stock, at cost (163,042 and 172,522 shares held as of March 31, 2020 and December 31, 2019, respectively)	(127,681)	(121,885)
Total Stockholders' Equity	810,891	841,569
Total Liabilities and Stockholders' Equity	$3,298,359	$3,151,831

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Revenues	$321,196	$278,605
Costs and Expenses:
Operating (excluding depreciation and amortization)	105,928	94,518
Selling, general and administrative	62,884	61,443
Depreciation and amortization	65,279	53,844
(Gain) loss on asset sales and disposals, net	(5,621)	1,103
Total Costs and Expenses	228,470	210,908
Income from operations	92,726	67,697
Interest expense	(18,674)	(18,096)
Other income, net	1,734	1,802
Income before income taxes	75,786	51,403
Income tax provision	6,460	12,664
Net income	$69,326	$38,739

Net Income per Common Share:
Basic	$12.17	$6.83
Diluted	$12.05	$6.78
Weighted Average Common Shares Outstanding:
Basic	5,697,904	5,674,120
Diluted	5,755,059	5,716,585

Unrealized loss on cash flow hedges and other, net of tax	$(84,625)	$(29,069)
Comprehensive income (loss)	$(15,299)	$9,670

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock,	Total Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569
Net income	-	-	-	69,326	-	-	69,326
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(84,625)	-	(84,625)
Equity-based compensation	-	-	3,221	-	-	-	3,221
Issuance of equity awards, net of forfeitures	13,252	-	-	-	-	-	-
Withholding tax for equity awards	(3,772)	-	-	-	-	(5,796)	(5,796)
Dividends paid to stockholders ($2.25 per common share)	-	-	-	(12,804)	-	-	(12,804)
Balance at March 31, 2020	5,724,857	$59	$54,419	$1,036,877	$(152,783)	$(127,681)	$810,891

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock,	Total Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2018	5,703,402	$59	$38,898	$850,292	$(96)	$(113,795)	$775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	38,739	-	-	38,739
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(29,069)	-	(29,069)
Equity-based compensation	-	-	3,021	-	-	-	3,021
Issuance of equity awards, net of forfeitures	5,222	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,310)	-	-	-	-	(2,554)	(2,554)
Dividends paid to stockholders ($2.00 per common share)	-	-	-	(11,395)	-	-	(11,395)
Balance at March 31, 2019	5,699,330	$59	$41,919	$877,644	$(29,165)	$(121,422)	$769,035

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$69,326	$38,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,279	53,844
Amortization of debt issuance costs	1,106	1,118
Equity-based compensation	3,221	3,021
Increase in deferred income taxes	20,108	7,102
(Gain) loss on asset sales and disposals, net	(5,621)	1,103
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable, net	3,066	2,831
(Increase) decrease in income taxes receivable	(13,882)	6,055
Increase in prepaid and other current assets	(8,857)	(8,341)
Increase (decrease) in accounts payable and accrued liabilities	(13,789)	1,442
Increase in deferred revenue	1,246	820
Other, net	(2,703)	(3,356)
Net cash provided by operating activities	118,500	104,378

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(356,917)
Capital expenditures	(64,757)	(46,627)
Decrease in accrued expenses related to capital expenditures	(8,238)	(7,751)
Proceeds from sales of property, plant and equipment	518	6,326
Issuance of note receivable	(3,540)	-
Net cash used in investing activities	(76,017)	(404,969)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	100,000	250,000
Payment of debt issuance costs	-	(2,410)
Payments on long-term debt	(7,260)	(4,531)
Repurchases of common stock	-	(5,073)
Payment of withholding tax for equity awards	(5,796)	(2,554)
Dividends paid to stockholders	(12,804)	(11,395)
Net cash provided by financing activities	74,140	224,037

Increase (decrease) in cash and cash equivalents	116,623	(76,554)
Cash and cash equivalents, beginning of period	125,271	264,113
Cash and cash equivalents, end of period	$241,894	$187,559

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$17,152	$9,421
Cash paid for income taxes, net of refunds received	$(930)	$(59)

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. As of March 31, 2020, Cable One provided service to approximately 921,000 residential and business customers, of which approximately 793,000 subscribed to data services, 303,000 subscribed to video services and 136,000 subscribed to voice services.

On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million in cash on a debt-free basis. On October 1, 2019, the Company acquired Fidelity Communications Co.’s data, video and voice business and certain related assets (collectively, “Fidelity”) for a purchase price of $531.4 million in cash on a debt-free basis. Refer to note 2 for details on these transactions.

Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the SEC. As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2019 Form 10-K.

The December 31, 2019 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2019 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.

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

Recently Adopted Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The ASU specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. The Company adopted the updated guidance on January 1, 2020 on a prospective basis. The adoption of this ASU has resulted in the capitalization of $2.7 million of costs that would have been expensed as incurred under previous guidance, which will be amortized over the life of the applicable hosting arrangement. Amortization of such costs will be included in operating or selling, general and administrative expenses upon implementation, rather than depreciation and amortization expense, within the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires companies to recognize an allowance for expected lifetime credit losses through earnings concurrent with the recognition of a financial asset measured at amortized cost. The estimate of expected credit losses is required to be adjusted each reporting period over the life of the financial asset. The ASU was effective January 1, 2020 and required adoption on a modified retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued at the end of 2021. The ASU may be adopted at any time through December 31, 2022. The Company currently holds certain debt and interest rate swaps that reference LIBOR. The Company plans to adopt ASU 2020-04 when the contracts underlying such instruments are amended as a result of reference rate reform, which is expected to occur prior to the end of 2021. The Company is currently evaluating the expected impact of the adoption of this guidance on its consolidated financial statements.

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

2.        ACQUISITIONS

The following table shows the change in carrying value of goodwill as a result of the Clearwave and Fidelity acquisitions during 2019 (in thousands):

Goodwill
Balance at December 31, 2018	$172,129
Clearwave acquisition goodwill recognized	185,885
Fidelity acquisition goodwill recognized	71,583
Balance at December 31, 2019	$429,597

Clearwave. On January 8, 2019, the Company acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois for a purchase price of $358.8 million. The Clearwave acquisition provides the Company with a premier fiber network within its existing footprint, further enables the Company to supply its customers with enhanced business services solutions and provides a platform to allow the Company to replicate Clearwave’s strategy in several of its other markets.

The following table summarizes the allocation of the Clearwave purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2019 (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$1,913
Accounts receivable	1,294
Prepaid and other current assets	311
Property, plant and equipment	120,472
Intangible assets	89,700
Other noncurrent assets	3,533
Total Assets Acquired	$217,223

Liabilities Assumed
Accounts payable and accrued liabilities	$2,128
Deferred revenue, short-term portion	4,322
Deferred income taxes	32,771
Other noncurrent liabilities	5,057
Total Liabilities Assumed	$44,278

Net assets acquired	$172,945
Purchase price consideration	358,830
Goodwill recognized	$185,885

The measurement period ended on January 7, 2020, and no measurement period adjustments were recorded during 2020.

Fidelity. On October 1, 2019, the Company acquired Fidelity, a provider of data, video and voice services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas for a purchase price of $531.4 million. Cable One and Fidelity share similar strategies, customer demographics and products. The Fidelity acquisition provides the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies.

The following table summarizes the allocation of the Fidelity purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2019 (in thousands):

Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$4,869
Accounts receivable	3,691
Prepaid and other current assets	1,756
Property, plant and equipment	173,904
Intangible assets	288,000
Other noncurrent assets	1,895
Total Assets Acquired	$474,115

Liabilities Assumed
Accounts payable and accrued liabilities	$8,795
Deferred revenue, short-term portion	1,796
Other noncurrent liabilities	3,715
Total Liabilities Assumed	$14,306

Net assets acquired	$459,809
Purchase price consideration	531,392
Goodwill recognized	$71,583

No measurement period adjustments were recorded during the three months ended March 31, 2020. The measurement period will end on September 30, 2020.

3.        REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Residential
Data	$154,990	$129,812
Video	85,322	83,802
Voice	12,427	9,624
Business services	57,862	47,143
Other	10,595	8,224
Total revenues	$321,196	$278,605

Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $6.3 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the condensed consolidated statements of operations and comprehensive income.

Other revenues are comprised primarily of advertising sales, customer late charges and reconnect fees.

Net accounts receivable from contracts with customers totaled $31.6 million and $32.3 million at March 31, 2020 and December 31, 2019, respectively.

Deferred commissions totaled $8.9 million and $8.6 million at March 31, 2020 and December 31, 2019, respectively, and were included within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Commission amortization expense was $1.4 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Deferred commissions of $3.7 million included within prepaid and other current assets in the condensed consolidated balance sheet as of March 31, 2020 are expected to be amortized over the next 12 months.

Current deferred revenue liabilities, consisting of refundable customer prepayments, up-front charges and installation fees, were $24.9 million and $23.6 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $23.6 million of current deferred revenue at December 31, 2019, $21.7 million was recognized during the three months ended March 31, 2020. Noncurrent deferred revenue liabilities, consisting of up-front charges and installation fees from business customers, were $6.1 million and $5.5 million as of March 31, 2020 and December 31, 2019, respectively, and were included within other noncurrent liabilities in the condensed consolidated balance sheets.

4.        OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Trade receivables	$34,646	$33,467
Other receivables	3,737	6,186
Less: Allowance for credit losses	(2,997)	(1,201)
Total accounts receivable, net	$35,386	$38,452

The following table shows the change in the allowance for credit losses during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$1,201	$2,045
Additions - charged to costs and expenses	2,118	1,570
Deductions	(2,271)	(4,754)
Recoveries of amounts previously written off	1,949	2,090
Ending balance	$2,997	$951

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid repairs and maintenance	$7,196	$551
Prepaid insurance	847	1,548
Prepaid rent	3,035	1,499
Prepaid software	4,621	4,672
Deferred commissions	3,654	3,586
All other current assets	5,123	3,763
Total prepaid and other current assets	$24,476	$15,619

Other noncurrent assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$15,275	$16,924
Investments	7,806	206
Deferred commissions	5,252	5,042
Note receivable	3,540	-
Debt issuance costs	2,288	2,427
All other noncurrent assets	5,283	2,495
Total other noncurrent assets	$39,444	$27,094

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$25,131	$36,351
Accrued programming costs	19,615	19,620
Accrued compensation and related benefits	13,259	23,189
Accrued sales and other operating taxes	9,637	9,501
Accrued franchise fees	3,662	4,201
Subscriber deposits	6,495	6,550
Operating lease liabilities	4,218	4,601
Interest rate swap liability	26,448	11,045
Accrued insurance costs	6,670	6,174
Cash overdrafts	4,737	5,801
All other accrued liabilities	11,247	9,960
Total accounts payable and accrued liabilities	$131,119	$136,993

Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities	10,048	11,146
Accrued compensation and related benefits	6,390	7,154
Deferred revenue	6,061	5,514
All other noncurrent liabilities	3,073	3,043
Total other noncurrent liabilities	$25,572	$26,857

5.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cable distribution systems	$1,820,201	$1,779,964
Customer premise equipment	271,856	266,190
Other equipment and fixtures	453,467	444,799
Buildings and improvements	115,254	113,331
Capitalized software	102,794	99,988
Construction in progress	81,552	93,352
Land	13,350	13,361
Right-of-use assets	10,268	10,187
Property, plant and equipment, gross	2,868,742	2,821,172
Less: Accumulated depreciation and amortization	(1,658,436)	(1,619,901)
Property, plant and equipment, net	$1,210,306	$1,201,271

Depreciation and amortization expense for property, plant and equipment was $54.1 million and $49.7 million for the three months ended March 31, 2020 and 2019, respectively.

In January 2019, a portion of the Company’s previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million.

6.        GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $429.6 million at both March 31, 2020 and December 31, 2019. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				March 31, 2020			December 31, 2019
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,927	$-	$2,927	$2,895	$32
Customer relationships	14	–	17	362,000	48,341	313,659	362,000	37,470	324,530
Trademarks and trade names	2.7	–	3	4,300	1,802	2,498	4,300	1,552	2,748
Total finite-lived intangible assets				$369,227	$53,070	$316,157	$369,227	$41,917	$327,310

Indefinite-Lived Intangible Assets
Franchise agreements						$978,371			$978,371
Trade name						6,700			6,700
Total indefinite-lived intangible assets						$985,071			$985,071

Total intangible assets, net						$1,301,228			$1,312,381

Intangible asset amortization expense was $11.2 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the future amortization of existing finite-lived intangible assets was as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining nine months)	$33,281
2021	39,059
2022	34,314
2023	27,845
2024	23,083
Thereafter	158,575
Total	$316,157

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

7.        DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Senior Credit Facilities (as defined below)	$1,845,965	$1,753,045
Finance lease liabilities	5,844	5,943
Total debt	1,851,809	1,758,988
Less: Unamortized debt issuance costs	(17,174)	(18,142)
Less: Current portion of long-term debt	(28,935)	(28,909)
Total long-term debt	$1,805,700	$1,711,937

The second amended and restated credit agreement among the Company and its lenders (the “Credit Agreement”) provides for senior secured term loans in original aggregate principal amounts of $700 million (the “Term Loan A-2”), $500 million (the “Term Loan B-1”), $250 million (the “Term Loan B-2”) and $325 million (the “Term Loan B-3”) as well as a $350 million revolving credit facility that will mature on May 8, 2024 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-1, the Term Loan B-2 and the Term Loan B-3, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Refer to the table below summarizing the Company’s outstanding term loans and note 9 to the Company’s audited consolidated financial statements included in the 2019 Form 10-K for further details on the Company’s Senior Credit Facilities.

In January 2020, the Company issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of a third-party entity to guarantee such entity’s performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The third party has pledged certain assets in favor of the Company as collateral for issuing the letters of credit. The Company would be liable for up to $22.0 million if the third party were to fail to satisfy all or some of its performance obligations under the FCC program. As of March 31, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet.

In March 2020, the Company borrowed $100 million under the Revolving Credit Facility for general corporate purposes, including for potential small acquisitions and investments. The entire balance was outstanding and bore interest at a rate of 2.43% per annum as of March 31, 2020. Letter of credit issuances under the Revolving Credit Facility totaled $28.7 million at March 31, 2020 and were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.63% per annum. As of March 31, 2020, the Company had $1.8 billion of aggregate outstanding term loans and Revolving Credit Facility borrowings and $221.3 million available for additional borrowing under the Revolving Credit Facility.

A summary of the Company’s outstanding term loans as of March 31, 2020 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019	$700,000	Varies(4)	$689,652	5/8/2024	$513,945	LIBOR	1.50%	2.49%
	10/1/2019(3)
Term Loan B-1	5/1/2017	500,000	1.0%	486,250	5/1/2024	466,250	LIBOR	1.75%	2.74%
Term Loan B-2	1/7/2019	250,000	1.0%	247,500	1/7/2026	233,125	LIBOR	2.00%	2.99%
Term Loan B-3	6/14/2019	325,000	1.0%	322,563	1/7/2026	303,875	LIBOR	2.00%	2.99%
Total		$1,775,000		$1,745,965		$1,517,195

(1)

Payable in equal quarterly installments (expressed as a percentage of the original aggregate principal amount). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement). All other applicable margins are fixed.

(3)	On May 8, 2019, $250 million was drawn. On October 1, 2019, an additional $450 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

The Company recorded debt issuance cost amortization of $1.1 million for both the three months ended March 31, 2020 and 2019 within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $19.5 million and $20.6 million at March 31, 2020 and December 31, 2019, respectively, of which $2.3 million and $2.4 million are reflected within other noncurrent assets, respectively, and $17.2 million and $18.1 million are reflected as reductions to long-term debt, respectively, in the condensed consolidated balance sheets.

As of March 31, 2020, the future maturities of outstanding borrowings were as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining nine months)	$21,241
2021	37,106
2022	54,677
2023	81,033
2024	1,109,158
Thereafter	542,750
Total	$1,845,965

The Company was in compliance with all debt covenants as of March 31, 2020.

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

A summary of the significant terms of the Company’s interest rate swap agreements is as follows (dollars in thousands):

	Entry Date	Effective Date	Maturity Date(1)	Notional Amount	Settlement Type	Settlement Frequency	Fixed Base Rate
Swap A	3/7/2019	3/11/2019	3/11/2029	$850,000	Receive one-month LIBOR, pay fixed	Monthly	2.653%
Swap B	3/6/2019	6/15/2020	2/28/2029	350,000	Receive one-month LIBOR, pay fixed	Monthly	2.739%
Total				$1,200,000

(1)	Each swap may be terminated prior to the scheduled maturity at the election of the Company or the financial institution counterparty under the terms provided in each swap agreement.

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2020	December 31, 2019
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$26,448	$11,045
Noncurrent portion:
Interest rate swap liability	$175,524	$78,612
Total	$201,972	$89,657

Stockholders’ Equity:
Accumulated other comprehensive loss	$152,185	$67,556

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense	$2,084	$68

Unrealized loss on cash flow hedges, gross	$(112,315)	$(38,586)
Less: Tax effect	27,686	9,517
Unrealized loss on cash flow hedges, net of tax	$(84,629)	$(29,069)

The Company does not hold any derivative instruments for speculative trading purposes.

9.        FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2020 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of March 31, 2020 were as follows (dollars in thousands):

	March 31, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$211,344	$211,344	Level 1
Commercial paper	$10,047	$9,962	Level 2
Liabilities:
Long-term debt (including current portion):
Term loans	$1,745,965	$1,712,242	Level 2
Revolving Credit Facility borrowings	$100,000	$100,000	Level 2
Other noncurrent liabilities (including current portion):
Interest rate swaps	$201,972	$201,972	Level 2

Money market investments are primarily held in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Commercial paper is primarily held with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (level 2). Money market investments and commercial paper with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the term loans and the Revolving Credit Facility borrowings are estimated based on market prices for similar instruments in active markets (level 2). Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2).

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the three months ended March 31, 2020 or 2019.

10.      TREASURY STOCK

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 163,042 held at March 31, 2020 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through March 31, 2020, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during the three months ended March 31, 2020.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended March 31, 2020 and 2019 were $5.8 million and $2.6 million, for which the Company withheld 3,772 and 3,310 shares of common stock, respectively.

11.      EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At March 31, 2020, 151,367 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award, with forfeitures recognized as incurred. Equity-based compensation expense was $3.2 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The Company recognized an income tax benefit of $5.2 million related to equity-based compensation awards during the three months ended March 31, 2020. The deferred tax asset related to all outstanding equity-based compensation awards was $3.1 million as of March 31, 2020.

Restricted Stock Awards. Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity during the three months ended March 31, 2020 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	38,873	$728.77
Granted	9,985	$1,533.78
Forfeited	(5,207)	$735.85
Vested and issued	(10,332)	$668.01
Outstanding as of March 31, 2020	33,319	$987.75

Vested and deferred as of March 31, 2020	5,678	$527.85

Equity-based compensation expense for restricted stock was $2.5 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $18.6 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Appreciation Rights. A summary of SARs activity during the three months ended March 31, 2020 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	90,410	$676.41	$153.90	$73,419	7.5
Granted	-	$-	$-	$-	-
Exercised	(12,798)	$521.25	$113.27	$13,333	-
Forfeited	(6,141)	$828.40	$194.44
Outstanding as of March 31, 2020	71,471	$691.13	$157.69	$68,103	7.4

Exercisable as of March 31, 2020	36,446	$564.37	$125.09	$39,349	6.5

Equity-based compensation expense for SARs was $0.7 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $5.7 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.4 years.

12.      INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carrybacks to offset up to 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

The Company’s effective tax rate was 8.5% and 24.6% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily related to a $7.0 million income tax benefit attributable to the NOL carryback provision of the CARES Act, a $4.2 million increase in income tax benefits attributable to equity-based compensation awards and a $1.1 million decrease in income tax expenses attributable to state effective tax rate changes.

13.      NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The denominator used in calculating diluted net income per common share further includes any common shares available to be issued upon vesting or exercise of outstanding equity-based compensation awards if such inclusion would be dilutive, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$69,326	$38,739
Denominator:
Weighted average common shares outstanding - basic	5,697,904	5,674,120
Effect of dilutive equity-based compensation awards (1)	57,155	42,465
Weighted average common shares outstanding - diluted	5,755,059	5,716,585

Net Income per Common Share:
Basic	$12.17	$6.83
Diluted	$12.05	$6.78

(1)

Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation. The excluded number of anti-dilutive equity-based compensation awards totaled 0 and 2,739 for the three months ended March 31, 2020 and 2019, respectively.

14.      COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the consolidated balance sheets. As of March 31, 2020, there have been no material changes to the contractual obligations previously disclosed in the 2019 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. As discussed in note 7 to the condensed consolidated financial statements, the Company issued letters of credit totaling $22.0 million in January 2020 on behalf of a third-party entity to guarantee such entity’s performance obligations under an FCC broadband funding program. As of March 31, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet.

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

Regulation in the Company’s Industry. The Company’s operations are extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. Future legislative and regulatory changes could adversely affect the Company’s operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2019 Form 10-K. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 950 communities. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with 79% of our customers located in seven states: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 921,000 residential and business customers out of approximately 2.3 million homes passed as of March 31, 2020. Of these customers, approximately 793,000 subscribed to data services, 303,000 subscribed to video services and 136,000 subscribed to voice services.

We generate substantially all of our revenues through four primary products. Ranked by share of our total revenues through the first three months of 2020, they are residential data (48.3%), residential video (26.6%), business services (data, voice and video – 18.0%) and residential voice (3.9%). The profit margins, growth rates and capital intensity of our four primary products vary significantly due to competition, product maturity and relative costs.

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. We paid a purchase price of $358.8 million in cash on a debt-free basis. On October 1, 2019, we acquired Fidelity, a provider of connectivity services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. We paid a purchase price of $531.4 million in cash on a debt-free basis.

Beginning in 2013, we shifted our focus towards growing our higher margin businesses, namely residential data and business services, rather than our prior concentration on growing revenues through subscriber retention and maximizing customer primary service units (“PSUs”). We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are primarily due to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins (refer to the section entitled “Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure).

Excluding the effects of our recent acquisitions and the COVID-19 pandemic, the trends described above have impacted our four primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013. We expect this growth to continue as our upgrades in broadband capacity, ability to offer higher access speeds than many of our competitors and Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. For example, we are currently evaluating whether to renew our programming agreement with Turner Broadcasting, which expired on April 30, 2020. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result, we expect that residential video revenues from our existing customer base will decline further in the future.

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

●

Business services. We have experienced significant growth in business data customers and revenues, and we expect this growth to continue over the long-term. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins of products sold to business customers have remained attractive, which we expect will continue.

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

We expect to continue to devote financial resources to infrastructure improvements, including in certain of the new markets we have acquired, because we believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with acquired operations include rebuilding low capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to Cable One platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 3.1 capabilities and new data service offerings for residential and business customers. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets.

COVID-19 Update

We represent a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 national emergency. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing “purpose pay” to provide a 25% premium to base pay for certain associates who are required to leave their homes to perform their essential job functions; and establishing health protocols to protect our associates, customers and others.

In addition, in an effort to help ease the financial burden and provide continued connectivity for our customers and communities impacted by the COVID-19 pandemic, beginning in March 2020, we initially committed to do the following for 60 days under the FCC’s Keep Americans Connected Pledge: waive late charges and suspend disconnection of data services for residential and business customers who are unable to pay their bill due to disruptions caused by the pandemic and open free Wi-Fi hotspots in local office parking lots and other public areas across our footprint for public use, which are now in place at more than 140 locations. These commitments are currently scheduled to continue through June 30, 2020.

Other actions taken by us beginning in March 2020 to assist customers and the communities we serve during the COVID-19 pandemic included discontinuing charging data overage fees; offering a low-cost 15 Megabit per second (“Mbps”) residential data plan for $10 per month through June 30, 2020 to help low-income families and those impacted by the pandemic, such as seniors and college students; donating $300,000 to support community relief efforts; and supporting various other local relief efforts.

For the three months ended March 31, 2020, the COVID-19 pandemic did not materially impact our results of operations.

We anticipate a larger-than-usual quarterly increase in new residential data customers and resulting revenues in the second quarter of 2020 stemming from the COVID-19 pandemic, offset by lower data overage fees, late charges and reconnect fees resulting from our actions in response to the pandemic as well as a negative impact on advertising and business services revenues resulting from the pandemic. In addition, we expect to incur higher labor, bad debt and other expenses for the second quarter of 2020 as a result of the pandemic and our associated response efforts.

We continue to monitor the rapidly evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, potential legislative or regulatory efforts to impose new requirements on our data services and how quickly and to what extent normal economic and operating conditions can resume.

Refer to the section entitled “Risks Factors” in this Quarterly Report on Form 10-Q for additional risks we face due to the COVID-19 pandemic.

Results of Operations

PSU and Customer Counts

The following table provides an overview of selected subscriber data for the time periods specified (in thousands, except percentages):

	As of March 31,		Annual Net Gain/(Loss)
	2020	2019	Change	% Change
Residential data PSUs	713	611	102	16.7
Residential video PSUs	288	305	(17)	(5.5)
Residential voice PSUs	102	97	5	4.8
Total residential PSUs	1,103	1,013	90	8.9

Business data PSUs	79	67	12	18.4
Business video PSUs	15	16	(1)	(4.0)
Business voice PSUs	35	29	6	21.5
Total business services PSUs	129	111	18	16.1

Total data PSUs	793	678	114	16.9
Total video PSUs	303	321	(17)	(5.4)
Total voice PSUs	136	125	11	8.6
Total PSUs	1,232	1,124	108	9.6

Residential customer relationships	836	743	93	12.5
Business customer relationships	85	75	10	13.3
Total customer relationships	921	818	103	12.6

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages combining data, video and voice services to single and double-play packages. This is largely because some residential video customers have defected to DBS services and OTT offerings and households continue to terminate residential voice service. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.

We use various nonfinancial metrics to measure, manage and monitor our operating performance on an ongoing basis. Such metrics include homes passed, PSUs and customer relationships. Homes passed represents the number of serviceable and marketable homes and businesses passed by our active plant. A PSU represents a single subscription to a particular service offering. Residential bulk multi-dwelling PSUs are classified as residential and are counted at the individual unit level. Business voice customers who have multiple voice lines are counted as a single PSU. A customer relationship represents a single customer who subscribes to one or more PSUs.

We believe homes passed, PSU and customer relationship counts are useful to investors in evaluating our operating performance. Similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measures of homes passed, PSUs and customer relationships may not be directly comparable to similarly titled measures reported by other companies.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

Revenues

Revenues increased $42.6 million, or 15.3%, due primarily to increases in residential data and business services revenues of $25.2 million and $10.7 million, respectively. The increase was primarily the result of the acquired Fidelity operations, organic growth in our higher margin product lines of residential data and business services and a residential video rate adjustment, partially offset by a decrease in organic residential video revenues. The impact of certain actions we took in response to the COVID-19 pandemic, including the discontinuation of data overage fees, waiving of late charges and offering of a low-cost 15 Mbps residential data plan, on residential and business services revenues was immaterial during the three months ended March 31, 2020.

Revenues by service offering were as follows for the three months ended March 31, 2020 and 2019, together with the percentages of total revenues that each item represented for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020		2019		2020 vs. 2019
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$154,990	48.3	$129,812	46.6	$25,178	19.4
Residential video	85,322	26.6	83,802	30.1	1,520	1.8
Residential voice	12,427	3.9	9,624	3.5	2,803	29.1
Business services	57,862	18.0	47,143	16.9	10,719	22.7
Other	10,595	3.2	8,224	2.9	2,371	28.8
Total revenues	$321,196	100.0	$278,605	100.0	$42,591	15.3

Residential data service revenues increased $25.2 million, or 19.4%, due primarily to the acquired Fidelity operations, organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $1.5 million, or 1.8%, due primarily to the acquired Fidelity operations and a rate adjustment implemented in March 2020, whereas the prior year rate adjustment was implemented in February 2019, partially offset by a 13.9% year-over-year decrease in residential video subscribers, excluding Fidelity.

Residential voice service revenues increased $2.8 million, or 29.1%, due primarily to the acquired Fidelity operations and the recognition of certain passthrough fees that were historically reported on a net basis, partially offset by a 12.0% year-over-year decrease in residential voice subscribers, excluding Fidelity.

Business services revenues increased $10.7 million, or 22.7%, due primarily to the acquired Fidelity operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 13.3% year-over-year.

The impact of COVID-19 and our responses on residential and business services revenues was immaterial for the three months ended March 31, 2020.

Average monthly revenue per unit (“ARPU”) for the indicated service offerings were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Residential data	$72.86	$70.80	$2.06	2.9
Residential video	$96.75	$90.54	$6.21	6.9
Residential voice (1)	$40.07	$32.54	$7.53	23.1
Business services (1)	$226.78	$213.04	$13.74	6.4

__________

(1)

The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were historically reported on a net basis. Residential voice and business services ARPU for the three months ended March 31, 2020 would have been $35.24 and $223.03, respectively, if reported on a comparable basis.

We use ARPU to evaluate and monitor the amount of revenue generated by each type of service subscribed to by customers and the contribution to total revenues as well as to analyze and compare growth patterns. Residential ARPU values represent the applicable quarterly residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by three, except that for any new PSUs added as a result of an acquisition occurring during the period, the associated ARPU values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated average number of PSUs during such period. Business services ARPU values represent quarterly business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by three, except that for any new business customer relationships added as a result of an acquisition occurring during the period, the associated ARPU values represent business services revenues divided by the pro-rated average number of business customer relationships during such period.

We believe ARPU is useful to investors in evaluating our operating performance. ARPU and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of ARPU may not be directly comparable to similarly titled measures reported by other companies.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $105.9 million for the three months ended March 31, 2020 and increased $11.4 million, or 12.1%, compared to the three months ended March 31, 2019. Operating expenses as a percentage of revenues were 33.0% and 33.9% for the three months ended March 31, 2020 and 2019, respectively. The increase in operating expenses was due primarily to $11.0 million of additional expenses related to Fidelity operations. Operating expenses for the first quarter of 2020 reflect immaterial increases in labor costs and other operating expenses as a result of the COVID-19 pandemic.

Selling, general and administrative expenses were $62.9 million for the three months ended March 31, 2020 and increased $1.4 million, or 2.3%, compared to the three months ended March 31, 2019. Selling, general and administrative expenses as a percentage of revenues were 19.6% and 22.1% for the three months ended March 31, 2020 and 2019, respectively. The increase in selling, general and administrative expenses was primarily attributable to $6.3 million of additional expenses related to Fidelity operations, partially offset by decreases of $3.2 million in acquisition-related costs and $1.5 million in health insurance costs. Selling, general and administrative expenses for the first quarter of 2020 reflect $0.8 million of additional expenses primarily attributable to increases in bad debt expense estimates, labor costs and community relief donations resulting from the COVID-19 pandemic.

Depreciation and amortization expense was $65.3 million for the three months ended March 31, 2020, including $10.8 million attributable to Fidelity operations, and increased $11.4 million, or 21.2%, compared to the three months ended March 31, 2019. As a percentage of revenues, depreciation and amortization expense was 20.3% and 19.3% for the three months ended March 31, 2020 and 2019, respectively.

We recognized a net gain on asset sales and disposals of $5.6 million during the three months ended March 31, 2020 compared to a net loss on asset sales and disposals of $1.1 million during the three months ended March 31, 2019. The three months ended March 31, 2020 included a $6.6 million non-cash gain on the sale of certain tower properties. The three months ended March 31, 2019 included a $1.6 million gain on the sale of a non-operating property that housed our former headquarters.

Interest Expense

Interest expense was $18.7 million for the three months ended March 31, 2020 and increased $0.6 million, or 3.2%, compared to the three months ended March 31, 2019. The increase was driven primarily by additional outstanding debt and interest rate swap settlements, partially offset by lower interest rates.

Other Income

Other income of $1.7 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively, consisted primarily of interest and investment income.

Income Tax Provision

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carrybacks to offset up to 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

Income tax provision was $6.5 million for the three months ended March 31, 2020 and decreased $6.2 million, or 49.0%, compared to the three months ended March 31, 2019. Our effective tax rate was 8.5% and 24.6% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate was due primarily to a $7.0 million income tax benefit attributable to the NOL carryback provision of the CARES Act, a $4.2 million increase in income tax benefits attributable to equity-based compensation awards and a $1.1 million decrease in income tax expenses attributable to state effective tax rate changes.

Unrealized loss on cash flow hedges and other, net of tax

Unrealized loss on cash flow hedges and other, net of tax was $84.6 million for the three months ended March 31, 2020 and increased $55.6 million, or 191.1%, compared to the three months ended March 31, 2019 primarily due to higher unrealized losses on our interest rate swaps.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, other (income) expense and other unusual expenses, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under our outstanding Senior Credit Facilities to determine compliance with the covenants contained in the Credit Agreement. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended March 31,		2020 vs. 2019
(dollars in thousands)	2020	2019	$ Change	% Change
Net income	$69,326	$38,739	$30,587	79.0

Plus: Interest expense	18,674	18,096	578	3.2
Income tax provision	6,460	12,664	(6,204)	(49.0)
Depreciation and amortization	65,279	53,844	11,435	21.2
Equity-based compensation	3,221	3,021	200	6.6
Severance expense	-	163	(163)	(100.0)
(Gain) loss on deferred compensation	(227)	175	(402)	(229.7)
Acquisition-related costs	2,017	5,223	(3,206)	(61.4)
(Gain) loss on asset sales and disposals, net	(5,621)	1,103	(6,724)	NM
System conversion costs	48	1,396	(1,348)	(96.6)
Rebranding costs	268	510	(242)	(47.5)%
Other income, net	(1,734)	(1,802)	68	(3.8)

Adjusted EBITDA	$157,711	$133,132	$24,579	18.5

NM = Not meaningful.

Adjusted EBITDA and Adjusted EBITDA margin were negatively impacted to a small extent in the three months ended March 31, 2020 as a result of our responses to the COVID-19 pandemic, primarily resulting from the increased expenses discussed previously.

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, potential acquisitions and strategic investments, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make planned capital expenditures, make future acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$118,500	$104,378	$14,122	13.5
Net cash used in investing activities	(76,017)	(404,969)	328,952	(81.2)
Net cash provided by financing activities	74,140	224,037	(149,897)	(66.9)
Increase (decrease) in cash and cash equivalents	116,623	(76,554)	193,177	NM
Cash and cash equivalents, beginning of period	125,271	264,113	(138,842)	(52.6)
Cash and cash equivalents, end of period	$241,894	$187,559	$54,335	29.0

NM = Not meaningful.

The $14.1 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $24.6 million and lower cash paid for acquisition costs, partially offset by an unfavorable change in accounts payable and accrued liabilities and an increase in cash paid for interest.

The $329.0 million decrease in net cash used in investing activities from the prior year period was due primarily to $356.9 million of cash outflows related to the Clearwave acquisition in the first quarter of 2019, partially offset by an $18.6 million increase in cash paid for capital expenditures during the first quarter of 2020.

The $149.9 million decrease in net cash provided by financing activities from the prior year period was due primarily to the issuance of $250 million in new debt during the first quarter of 2019, partially offset by a $100 million borrowing under our Revolving Credit Facility during the first quarter of 2020.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the first quarter of 2020, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during the three months ended March 31, 2020.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2020, the Board approved a quarterly dividend of $2.25 per share of common stock, which was paid on March 6, 2020.

Financing Activity

The Credit Agreement provides for the Term Loan A-2, the Term Loan B-1, the Term Loan B-2, the Term Loan B-3 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

In January 2020, we issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of a third-party entity to guarantee such entity’s performance obligations under an FCC broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The third party has pledged certain assets in favor of us as collateral for issuing the letters of credit. We would be liable for up to $22.0 million if the third party were to fail to satisfy all or some of its performance obligations under the FCC program. As of March 31, 2020, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet.

In March 2020, we borrowed $100 million under the Revolving Credit Facility for general corporate purposes, including for potential and completed small acquisitions and investments. The entire balance was outstanding and bore interest at a rate of 2.43% per annum as of March 31, 2020. Letter of credit issuances under the Revolving Credit Facility totaled $28.7 million and were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.63% per annum. As of March 31, 2020, we had $1.8 billion of aggregate outstanding term loans and Revolving Credit Facility borrowings and $221.3 million available for additional borrowing under the Revolving Credit Facility.

A summary of our outstanding term loans as of March 31, 2020 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019	$700,000	Varies(4)	$689,652	5/8/2024	$513,945	LIBOR	1.50%	2.49%
	10/1/2019(3)
Term Loan B-1	5/1/2017	500,000	1.0%	486,250	5/1/2024	466,250	LIBOR	1.75%	2.74%
Term Loan B-2	1/7/2019	250,000	1.0%	247,500	1/7/2026	233,125	LIBOR	2.00%	2.99%
Term Loan B-3	6/14/2019	325,000	1.0%	322,563	1/7/2026	303,875	LIBOR	2.00%	2.99%
Total		$1,775,000		$1,745,965		$1,517,195

(1)

Payable in equal quarterly installments (expressed as a percentage of the original aggregate principal amount). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio. All other applicable margins are fixed.

(3)	On May 8, 2019, $250 million was drawn. On October 1, 2019, an additional $450 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

We recorded debt issuance cost amortization of $1.1 million for both the three months ended March 31, 2020 and 2019 within interest expense in the condensed consolidated statements of operations and comprehensive income. Unamortized debt issuance costs totaled $19.5 million and $20.6 million at March 31, 2020 and December 31, 2019, respectively, of which $2.3 million and $2.4 million are reflected within other noncurrent assets, respectively, and $17.2 million and $18.1 million are reflected as reductions to long-term debt, respectively, in the condensed consolidated balance sheets.

We were in compliance with all debt covenants as of March 31, 2020.

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, which is a forward-starting swap with respect to a notional amount of $350 million, our monthly payment obligation beginning in June 2020 is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $2.1 million and $0.1 million on interest rate swaps during the three months ended March 31, 2020 and 2019, respectively, which were reflected in interest expense within the condensed consolidated statements of operations and comprehensive income. Refer to note 8 to the condensed consolidated financial statements for additional details regarding our interest rate swaps.

Refer to notes 9 and 11 to our audited consolidated financial statements included in the 2019 Form 10-K and notes 7 and 8 to the condensed consolidated financial statements in the Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.

Capital Expenditures

We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations, including rebuilding low capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to Cable One platforms; and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

The following table presents our capital expenditures by category for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Customer premise equipment	$15,671	$10,811
Commercial	10,828	6,134
Scalable infrastructure	9,279	10,975
Line extensions	4,476	3,163
Upgrade/rebuild	12,345	5,177
Support capital	12,158	10,367
Total	$64,757	$46,627

Contractual Obligations and Contingent Commitments

As of March 31, 2020, except for the letters of credit totaling $22.0 million issued on behalf of a third party entity to guarantee such entity’s performance obligations under an FCC broadband funding program, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2019 Form 10-K.

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

There have been no material changes to our critical accounting policy and estimate disclosures described in our 2019 Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2019 Form 10-K.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2020 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Fidelity on October 1, 2019, the Company has incorporated internal controls over significant processes specific to post-acquisition activities necessary for the integration of Fidelity, including controls associated with the adoption of common financial reporting and internal control practices for Fidelity effective January 1, 2020. The Fidelity operations utilize a different billing system and processes, for which the Company has designed and implemented new internal controls effective January 1, 2020.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2019 Form 10-K.

Risks Relating to Our Business

The recent COVID-19 pandemic has impacted our operations and could adversely affect our business, financial results and financial condition, the extent of which is uncertain and difficult to predict.

The COVID-19 pandemic has significantly impacted the United States and other countries, which has resulted in international, Federal, state and local governments implementing numerous measures to try to reduce the spread of the virus that causes COVID-19, including travel restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns.

We represent a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 national emergency. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing “purpose pay” to provide a 25% premium to base pay for certain associates who are required to leave their homes to perform their essential job functions; establishing health protocols to protect our associates, customers and others; temporarily discontinuing charging data overage fees, waiving late charges and suspending disconnection of data services for residential and business customers who are unable to pay due to disruptions caused by the pandemic; and introducing a new lower-cost residential data plan. We may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others.

As a result of the COVID-19 outbreak and the related responses by us and from governmental authorities, our operations have been impacted as described above, which has resulted, and we anticipate will continue to result, in reduced usage-based data, late charge, reconnect fee, advertising and business services revenues, increased expenses and diminished Adjusted EBITDA margins. Additionally, our business, financial results and financial condition could be further adversely affected in a number of ways, including, but not limited to, the following:

●	further disruptions to our regular, ongoing operations and restrictions on our sales and marketing efforts, especially related to business services;

●	interruptions to our engineering, design and implementation of plant and infrastructure as well as other important business activities;

●

limitations on associate resources and availability, including in our call centers and among our technicians, due to health protocols, sickness, government restrictions, the desire of associates to avoid contact with large groups of people or other factors, which may further constrain capacity to respond to the increased demand for our products and services;

●	the potential further diversion of senior management’s attention in the event that key associates contract COVID-19 and, consequently, have limited ability or become unable to work;

●	interruptions or delays receiving and limited availability of necessary hardware, software and operational supplies, equipment and support;

●

possible further reductions of revenues, Adjusted EBITDA, and/or Adjusted EBITDA margin and increased expenses as well as greater difficulty in collecting customer receivables resulting from, among other things, our actions to assist customers and support our associates during the COVID-19 crisis;

●	a fluctuation in interest rates that could result from market uncertainties;

●

an increase in the cost of or the difficulty to obtain debt or equity financing, which could affect our financial condition or our ability to fund operations or future acquisition or investment opportunities;

●	a delay in the implementation of our new ERP system;

●	potential legislative or regulatory efforts to impose new requirements on our data services;

●	changes to the carrying value of our goodwill and intangible assets; and

●

an increase in regulatory restrictions or continued market volatility that could hinder our ability to execute our business strategies, including acquisitions and investments, as well as negatively impact our stock price.

Additionally, the COVID-19 pandemic could negatively affect our internal control over financial reporting as a portion of our workforce is required to work from home. Accordingly, new processes, procedures and controls could be required to respond to changes in our business environment.

The potential effects of the COVID-19 pandemic may also impact many of our other risk factors previously disclosed in the 2019 Form 10-K. The degree to which the pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2020 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2020 (2)	3,479	$1,536.47	-	$145,081
February 1 to 29, 2020 (2)	131	$1,573.02	-	$145,081
March 1 to 31, 2020 (2), (3)	462	$1,323.72	-	$145,081
Total	4,072	$1,513.51	-

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

(2)

Represents shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the 2015 Plan. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.

(3)

Also includes 300 shares purchased by an executive officer of the Company that were not under the Company’s publicly announced share repurchase program (which should not be deemed to be an admission that such executive officer is, in fact, an affiliated purchaser of the Company). The average price paid per share for the common stock was based on the closing price of the Company’s common stock on the applicable purchase date.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1	Form of Stock Appreciation Right Agreement for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.22 to the 2019 Form 10-K filed on February 27, 2020).

10.2

Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2020 (incorporated herein by reference to Exhibit 10.23 to the 2019 Form 10-K filed on February 27, 2020).

10.3

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2020 (incorporated herein by reference to Exhibit 10.24 to the 2019 Form 10-K filed on February 27, 2020).

10.4

Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants beginning in 2020 (incorporated herein by reference to Exhibit 10.25 to the 2019 Form 10-K filed on February 27, 2020).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: May 11, 2020

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Senior Vice President and Chief Financial Officer

Date: May 11, 2020