Form 10-Q
period 2020-06-30
Cable One, Inc.
filed 2020-08-07
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of July 31, 2020
Common stock, par value $0.01	6,020,339

CABLE ONE, INC.

FORM 10-Q

References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, dividend policy, financial results and financial condition as well as anticipated impacts from the COVID-19 pandemic on the Company and future responses. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and this Quarterly Report on Form 10-Q:

●	the duration and severity of the COVID-19 pandemic and its effects on our business, financial condition, results of operations and cash flows;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any acquisitions and strategic investments by us;
●	risks that our rebranding may not produce the benefits expected;
●	damage to our reputation or brand image;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees (who we refer to as associates);
●	legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness;
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes and the liabilities for directors; and
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

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$642,552	$125,271
Accounts receivable, net	41,351	38,452
Income taxes receivable	14,263	2,146
Prepaid and other current assets	19,638	15,619
Total Current Assets	717,804	181,488
Property, plant and equipment, net	1,233,419	1,201,271
Intangible assets, net	1,290,106	1,312,381
Goodwill	429,597	429,597
Other noncurrent assets	72,524	27,094
Total Assets	$3,743,450	$3,151,831

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$152,840	$136,993
Deferred revenue	25,333	23,640
Current portion of long-term debt	28,945	28,909
Total Current Liabilities	207,118	189,542
Long-term debt	1,699,525	1,711,937
Deferred income taxes	303,353	303,314
Interest rate swap liability	184,182	78,612
Other noncurrent liabilities	25,726	26,857
Total Liabilities	2,419,904	2,310,262

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 and 5,887,899 shares issued; and 6,019,834 and 5,715,377 shares outstanding as of June 30, 2020 and December 31, 2019, respectively)	62	59
Additional paid-in capital	527,641	51,198
Retained earnings	1,085,793	980,355
Accumulated other comprehensive loss	(162,242)	(68,158)
Treasury stock, at cost (155,565 and 172,522 shares held as of June 30, 2020 and December 31, 2019, respectively)	(127,708)	(121,885)
Total Stockholders' Equity	1,323,546	841,569
Total Liabilities and Stockholders' Equity	$3,743,450	$3,151,831

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Revenues	$328,303	$285,650	$649,499	$564,255
Costs and Expenses:
Operating (excluding depreciation and amortization)	106,028	95,688	211,956	190,206
Selling, general and administrative	64,994	60,103	127,878	121,546
Depreciation and amortization	65,584	54,835	130,863	108,679
(Gain) loss on asset sales and disposals, net	988	910	(4,633)	2,013
Total Costs and Expenses	237,594	211,536	466,064	422,444
Income from operations	90,709	74,114	183,435	141,811
Interest expense	(16,615)	(18,516)	(35,289)	(36,612)
Other income (expense), net	1,655	(9,632)	3,389	(7,830)
Income before income taxes	75,749	45,966	151,535	97,369
Income tax provision	13,209	9,571	19,669	22,235
Net income	$62,540	$36,395	$131,866	$75,134

Net Income per Common Share:
Basic	$10.72	$6.41	$22.87	$13.24
Diluted	$10.63	$6.35	$22.66	$13.13
Weighted Average Common Shares Outstanding:
Basic	5,831,796	5,673,669	5,764,850	5,673,893
Diluted	5,883,417	5,730,238	5,819,633	5,723,296

Unrealized loss on cash flow hedges and other, net of tax	$(9,459)	$(33,970)	$(94,084)	$(63,039)
Comprehensive income	$53,081	$2,425	$37,782	$12,095

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at March 31, 2020	5,724,857	$59	$54,419	$1,036,877	$(152,783)	$(127,681)	$810,891
Net income	-	-	-	62,540	-	-	62,540
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(9,459)	-	(9,459)
Equity-based compensation	-	-	3,426	-	-	-	3,426
Issuance of common stock	287,500	3	469,796	-	-	-	469,799
Issuance of equity awards, net of forfeitures	7,494	-	-	-	-	-	-
Withholding tax for equity awards	(17)	-	-	-	-	(27)	(27)
Dividends paid to stockholders ($2.25 per common share)	-	-	-	(13,624)	-	-	(13,624)
Balance at June 30, 2020	6,019,834	$62	$527,641	$1,085,793	$(162,242)	$(127,708)	$1,323,546

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at March 31, 2019	5,699,330	$59	$41,919	$877,644	$(29,165)	$(121,422)	$769,035
Net income	-	-	-	36,395	-	-	36,395
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(33,970)	-	(33,970)
Equity-based compensation	-	-	3,082	-	-	-	3,082
Issuance of equity awards, net of forfeitures	7,495	-	-	-	-	-	-
Withholding tax for equity awards	(13)	-	-	-	-	(210)	(210)
Dividends paid to stockholders ($2.00 per common share)	-	-	-	(11,424)	-	-	(11,424)
Balance at June 30, 2019	5,706,812	$59	$45,001	$902,615	$(63,135)	$(121,632)	$762,908

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569
Net income	-	-	-	131,866	-	-	131,866
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(94,084)	-	(94,084)
Equity-based compensation	-	-	6,647	-	-	-	6,647
Issuance of common stock	287,500	3	469,796	-	-	-	469,799
Issuance of equity awards, net of forfeitures	20,746	-	-	-	-	-	-
Withholding tax for equity awards	(3,789)	-	-	-	-	(5,823)	(5,823)
Dividends paid to stockholders ($4.50 per common share)	-	-	-	(26,428)	-	-	(26,428)
Balance at June 30, 2020	6,019,834	$62	$527,641	$1,085,793	$(162,242)	$(127,708)	$1,323,546

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2018	5,703,402	$59	$38,898	$850,292	$(96)	$(113,795)	$775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	75,134	-	-	75,134
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(63,039)	-	(63,039)
Equity-based compensation	-	-	6,103	-	-	-	6,103
Issuance of equity awards, net of forfeitures	12,717	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,323)	-	-	-	-	(2,764)	(2,764)
Dividends paid to stockholders ($4.00 per common share)	-	-	-	(22,819)	-	-	(22,819)
Balance at June 30, 2019	5,706,812	$59	$45,001	$902,615	$(63,135)	$(121,632)	$762,908

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$131,866	$75,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,863	108,679
Amortization of debt issuance costs	2,212	2,409
Equity-based compensation	6,647	6,103
Write-off of debt issuance costs	-	4,207
Increase in deferred income taxes	30,827	11,647
(Gain) loss on asset sales and disposals, net	(4,633)	2,013
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	(2,899)	901
(Increase) decrease in income taxes receivable	(12,117)	8,020
Increase in prepaid and other current assets	(4,019)	(6,999)
Increase (decrease) in accounts payable and accrued liabilities	(3,387)	5,004
Increase (decrease) in deferred revenue	1,693	(198)
Other, net	(4,858)	(4,426)
Net cash provided by operating activities	272,195	212,494

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(356,917)
Purchase of equity investment	(27,245)	-
Capital expenditures	(143,416)	(110,488)
Decrease in accrued expenses related to capital expenditures	(740)	(5,410)
Proceeds from sales of property, plant and equipment	617	6,998
Issuance of note and other receivables	(7,288)	-
Net cash used in investing activities	(178,072)	(465,817)

Cash flows from financing activities:
Proceeds from equity issuance	488,750	-
Proceeds from long-term debt borrowings	100,000	825,000
Payment of equity issuance costs	(18,951)	-
Payment of debt issuance costs	-	(11,671)
Payments on long-term debt	(114,390)	(691,180)
Repurchases of common stock	-	(5,073)
Payment of withholding tax for equity awards	(5,823)	(2,764)
Dividends paid to stockholders	(26,428)	(22,819)
Net cash provided by financing activities	423,158	91,493

Increase (decrease) in cash and cash equivalents	517,281	(161,830)
Cash and cash equivalents, beginning of period	125,271	264,113
Cash and cash equivalents, end of period	$642,552	$102,283

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$32,700	$34,687
Cash paid for income taxes, net of refunds received	$840	$3,001

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. As of June 30, 2020, Cable One provided service to approximately 962,000 residential and business customers, of which approximately 838,000 subscribed to data services, 290,000 subscribed to video services and 133,000 subscribed to voice services.

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

Segment Reporting. Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Historically, the Company’s operations were organized and managed on the basis of its geographic divisions. Effective in the second quarter of 2020, as a result of progress made in the Company’s staged rebranding initiative and the further alignment of service offerings and product pricing of recently acquired operations with its legacy business, the Company reevaluated the chief operating decision maker’s review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation. The Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis and are not based on any predetermined geographic division. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.

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

Indefinite-Lived Intangible Assets. The Company’s unit of account for its franchise agreements was historically established at the geographic division level. The Company reevaluates the unit of account used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. Effective in the second quarter of 2020, as a result of progress made in the Company’s staged rebranding initiative and the further alignment of service offerings and product pricing of recently acquired operations with its legacy business, the Company reevaluated the basis of its franchise agreements unit of account for use in impairment assessments and identified a single unit of account for its franchise agreements based on a reevaluation of the Company’s current operations and the use of its assets.

Goodwill. The Company tests goodwill for impairment at the reporting unit level, which was historically established at the geographic division level. The Company reevaluates the determination of its reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. Effective in the second quarter of 2020, as a result of progress made in the Company’s staged rebranding initiative and the further alignment of service offerings and product pricing of recently acquired operations with its legacy business, the Company reevaluated the basis of its goodwill reporting units and identified four geographic divisions that were aggregated into a single goodwill reporting unit based on the chief operating decision maker’s current performance monitoring and resource allocation process and the economic similarity of the four divisions.

Recently Adopted Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The ASU specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. The Company adopted the updated guidance on January 1, 2020 on a prospective basis. The adoption of this ASU has resulted in the capitalization of $4.6 million of costs that will be amortized over the life of the applicable hosting arrangement. Amortization of such costs will be included in operating or selling, general and administrative expenses upon implementation, rather than depreciation and amortization expense, within the consolidated financial statements.

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

The change in carrying value of goodwill as a result of the Clearwave and Fidelity acquisitions during 2019 was as follows (in thousands):

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

A summary of the allocation of the Clearwave purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2019, is as follows (in thousands):

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

A summary of the allocation of the Fidelity purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2019, was as follows (in thousands):

Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$4,869
Accounts receivable	3,691
Prepaid and other current assets	1,756
Property, plant and equipment	173,904
Intangible assets	288,000
Other noncurrent assets	1,895
Total Assets Acquired	$474,115

Liabilities Assumed
Accounts payable and accrued liabilities	$8,795
Deferred revenue, short-term portion	1,796
Other noncurrent liabilities	3,715
Total Liabilities Assumed	$14,306

Net assets acquired	$459,809
Purchase price consideration	531,392
Goodwill recognized	$71,583

No measurement period adjustments were recorded during the six months ended June 30, 2020. The measurement period will end on September 30, 2020.

3.	REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Residential
Data	$164,015	$132,824	$319,005	$262,635
Video	87,328	84,033	172,650	167,836
Voice	12,120	10,705	24,547	20,329
Business services	58,469	49,759	116,331	96,903
Other	6,371	8,329	16,966	16,552
Total revenues	$328,303	$285,650	$649,499	$564,255

Franchise and other regulatory fees	$6,615	$6,240	$12,963	$10,337
Deferred commission amortization	$1,338	$942	$2,699	$1,942

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

Commission amortization expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of June 30, 2020, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $23.6 million of current deferred revenue at December 31, 2019, nearly all was recognized during the six months ended June 30, 2020. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.	OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Trade receivables	$46,092	$33,467
Other receivables	4,658	6,186
Less: Allowance for credit losses	(9,399)	(1,201)
Total accounts receivable, net	$41,351	$38,452

Net accounts receivable from contracts with customers totaled $36.7 million and $32.3 million at June 30, 2020 and December 31, 2019, respectively.

The change in the allowance for credit losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$2,997	$951	$1,201	$2,045
Additions - charged to costs and expenses	5,956	1,124	8,075	2,693
Deductions - write-offs	(966)	(2,250)	(3,239)	(7,003)
Recoveries of amounts previously written off	1,412	1,341	3,362	3,431
Ending balance	$9,399	$1,166	$9,399	$1,166

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid repairs and maintenance	$5,762	$551
Prepaid insurance	31	1,548
Prepaid rent	2,070	1,499
Prepaid software	3,428	4,672
Deferred commissions	3,879	3,586
All other current assets	4,468	3,763
Total prepaid and other current assets	$19,638	$15,619

Other noncurrent assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$14,523	$16,924
Equity investments(1)	34,974	206
Deferred commissions	5,339	5,042
Note and other receivables(2)	7,288	-
Software implementation costs	4,569	-
Debt issuance costs	2,149	2,427
All other noncurrent assets	3,682	2,495
Total other noncurrent assets	$72,524	$27,094

(1)	Balance at June 30, 2020 includes a $27.2 million equity investment in a fixed wireless provider made during the three months ended June 30, 2020.
(2)

Balance at June 30, 2020 represents a note and other receivables issued to Wisper ISP, LLC, a wireless internet service provider (“Wisper”). In July 2020, the Company closed an equity investment in Wisper for total consideration of $25.3 million. Refer to note 7 for details on this transaction.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$32,654	$36,351
Accrued programming costs	20,849	19,620
Accrued compensation and related benefits	21,768	23,189
Accrued sales and other operating taxes	11,990	9,501
Accrued franchise fees	3,904	4,201
Subscriber deposits	6,771	6,550
Operating lease liabilities	4,031	4,601
Interest rate swap liability	30,347	11,045
Accrued insurance costs	7,074	6,174
Cash overdrafts	3,718	5,801
All other accrued liabilities	9,734	9,960
Total accounts payable and accrued liabilities	$152,840	$136,993

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities	$9,533	$11,146
Accrued compensation and related benefits	6,568	7,154
Deferred revenue	5,287	5,514
All other noncurrent liabilities	4,338	3,043
Total other noncurrent liabilities	$25,726	$26,857

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cable distribution systems	$1,854,449	$1,779,964
Customer premise equipment	279,742	266,190
Other equipment and fixtures	458,851	444,799
Buildings and improvements	116,265	113,331
Capitalized software	103,096	99,988
Construction in progress	98,472	93,352
Land	13,371	13,361
Right-of-use assets	10,268	10,187
Property, plant and equipment, gross	2,934,514	2,821,172
Less: Accumulated depreciation and amortization	(1,701,095)	(1,619,901)
Property, plant and equipment, net	$1,233,419	$1,201,271

Depreciation and amortization expense for property, plant and equipment was $54.5 million and $50.6 million for the three months ended June 30, 2020 and 2019, respectively, and $108.6 million and $100.3 million for the six months ended June 30, 2020 and 2019, respectively.

In January 2019, a portion of the Company’s previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million.

6.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $429.6 million at both June 30, 2020 and December 31, 2019. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				June 30, 2020			December 31, 2019
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,927	$-	$2,927	$2,895	$32
Customer relationships	14	–	17	362,000	59,213	302,787	362,000	37,470	324,530
Trademarks and trade names	2.7	–	3	4,300	2,052	2,248	4,300	1,552	2,748
Total finite-lived intangible assets				$369,227	$64,192	$305,035	$369,227	$41,917	$327,310

Indefinite-Lived Intangible Assets
Franchise agreements						$978,371			$978,371
Trade name						6,700			6,700
Total indefinite-lived intangible assets						$985,071			$985,071

Total intangible assets, net						$1,290,106			$1,312,381

Intangible asset amortization expense was $11.1 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively, and $22.3 million and $8.3 million for the six months ended June 30, 2020 and 2019, respectively.

The future amortization of existing finite-lived intangible assets as of June 30, 2020 was as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining six months)	$22,159
2021	39,059
2022	34,314
2023	27,845
2024	23,083
Thereafter	158,575
Total	$305,035

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

7.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Senior Credit Facilities (as defined below)	$1,738,884	$1,753,045
Finance lease liabilities	5,794	5,943
Total debt	1,744,678	1,758,988
Less: Unamortized debt issuance costs	(16,208)	(18,142)
Less: Current portion of long-term debt	(28,945)	(28,909)
Total long-term debt	$1,699,525	$1,711,937

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

In January 2020, the Company issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to $22.0 million if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of the Company as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that the Company closed an equity investment in Wisper, and Wisper has agreed to guarantee and indemnify the Company in connection with such letters of credit. As of June 30, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet.

In March 2020, the Company borrowed $100 million under the Revolving Credit Facility for general corporate purposes, including for small acquisitions and strategic investments. The outstanding balance was repaid in full in May 2020 using a portion of the net proceeds from the Company’s public offering of common stock (the “Public Offering”). Refer to note 10 for information on the Public Offering. Letter of credit issuances under the Revolving Credit Facility totaled $28.7 million at June 30, 2020 and were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.63% per annum. As of June 30, 2020, the Company had $1.7 billion of aggregate outstanding term loans and $321.3 million available for borrowing under the Revolving Credit Facility.

A summary of the Company’s outstanding term loans as of June 30, 2020 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019	$700,000	Varies(4)	$685,259	5/8/2024	$513,945	LIBOR	1.50%	1.68%
	10/1/2019(3)
Term Loan B-1	5/1/2017	500,000	1.0%	485,000	5/1/2024	466,250	LIBOR	1.75%	1.93%
Term Loan B-2	1/7/2019	250,000	1.0%	246,875	1/7/2026	233,125	LIBOR	2.00%	2.18%
Term Loan B-3	6/14/2019	325,000	1.0%	321,750	1/7/2026	303,875	LIBOR	2.00%	2.18%
Total		$1,775,000		$1,738,884		$1,517,195

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

(3)	On May 8, 2019, $250 million was drawn. On October 1, 2019, an additional $450 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Revolving Credit Facility portion:
Other noncurrent assets	$2,149	$2,427
Term loans portion:
Long-term debt (contra account)	16,208	18,142
Total	$18,357	$20,569

The Company recorded debt issuance cost amortization of $1.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

The future maturities of outstanding borrowings as of June 30, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining six months)	$14,160
2021	37,106
2022	54,677
2023	81,033
2024	1,009,158
Thereafter	542,750
Total	$1,738,884

The Company was in compliance with all debt covenants as of June 30, 2020.

8.	INTEREST RATE SWAPS

The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest rates on its variable rate LIBOR debt. Changes in the fair values of the interest rate swaps are reported through other comprehensive income until the underlying hedged debt’s interest expense impacts net income, at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income to interest expense.

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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2020	December 31, 2019
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$30,347	$11,045
Noncurrent portion:
Interest rate swap liability	$184,182	$78,612
Total	$214,529	$89,657

Stockholders’ Equity:
Accumulated other comprehensive loss	$161,647	$67,556

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$4,964	$383	$7,048	$451

Unrealized loss on cash flow hedges, gross	$12,558	$45,086	$124,872	$83,672
Less: Tax effect	(3,095)	(11,117)	(30,781)	(20,633)
Unrealized loss on cash flow hedges, net of tax	$9,463	$33,969	$94,091	$63,039

The Company does not hold any derivative instruments for speculative trading purposes.

9.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2020 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of June 30, 2020 were as follows (dollars in thousands):

	June 30, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$501,949	$501,949	Level 1
Commercial paper	$122,486	$122,426	Level 2
Liabilities:
Long-term debt (including current portion):
Term loans	$1,738,884	$1,712,801	Level 2
Other noncurrent liabilities (including current portion):
Interest rate swaps	$214,529	$214,529	Level 2

Money market investments are primarily held in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Commercial paper is primarily held with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (level 2). Money market investments and commercial paper with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the term loans are estimated based on market prices for similar instruments in active markets (level 2). Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2).

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the six months ended June 30, 2020 or 2019.

10.	STOCKHOLDERS’ EQUITY

Public Equity Offering. In May 2020, the Company completed the Public Offering of 287,500 shares of its common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds to repay in full its outstanding borrowings of $100 million under the Revolving Credit Facility in May 2020. The Company expects to use the remainder of the proceeds for general corporate purposes, including for acquisitions and strategic investments.

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 155,565 held at June 30, 2020 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through June 30, 2020, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during the six months ended June 30, 2020.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended June 30, 2020 and 2019 were less than $0.1 million and $0.2 million, for which the Company withheld 17 and 13 shares of common stock, respectively. The amounts remitted during the six months ended June 30, 2020 and 2019 were $5.8 million and $2.8 million, for which the Company withheld 3,789 and 3,323 shares of common stock, respectively.

11.	EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At June 30, 2020, 136,410 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award, with forfeitures recognized as incurred. The Company’s equity-based compensation expense, included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted Stock	$2,678	$1,850	$5,185	$3,679
SARs	748	1,232	1,462	2,424
Total	$3,426	$3,082	$6,647	$6,103

The Company recognized income tax benefits of $2.7 million and $1.7 million related to equity-based compensation awards during the three months ended June 30, 2020 and 2019, respectively, and $7.9 million and $2.7 million during the six months ended June 30, 2020 and 2019, respectively. The deferred tax asset related to all outstanding equity-based compensation awards was $3.5 million as of June 30, 2020.

Restricted Stock. A summary of Restricted Stock activity during the six months ended June 30, 2020 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	38,873	$728.77
Granted	11,551	$1,555.77
Forfeited	(5,303)	$718.63
Vested and issued	(10,606)	$679.29
Outstanding as of June 30, 2020	34,515	$1,018.65

Vested and deferred as of June 30, 2020	6,655	$618.54

At June 30, 2020, there was $18.4 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.4 years.

Stock Appreciation Rights. A summary of SARs activity during the six months ended June 30, 2020 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	90,410	$676.41	$153.90	$73,419	7.5
Granted	3,500	$1,540.92	$373.12	$-	9.8
Exercised	(22,065)	$514.41	$111.62	$25,058	-
Forfeited	(6,891)	$846.81	$199.27
Outstanding as of June 30, 2020	64,954	$759.94	$175.26	$65,922	7.4

Exercisable as of June 30, 2020	28,573	$586.79	$131.19	$33,946	6.4

At June 30, 2020, there was $6.1 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.3 years.

The grant date fair value of the SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the six months ended June 30, 2020 were as follows:

Inputs
Expected volatility	25.90%
Risk-free interest rate	0.46%
Expected term (in years)	6.25
Expected dividend yield	0.58%

12.	INCOME TAXES

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

The Company’s effective tax rate was 17.4% and 20.8% for the three months ended June 30, 2020 and 2019, respectively, and 13.0% and 22.8% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 compared to the prior year quarter was primarily related to a $2.8 million increase in income tax benefits attributable to the NOL carryback provision of the CARES Act and a $1.0 million increase in income tax benefits attributable to equity-based compensation awards. The decrease in the effective tax rate for the six months ended June 30, 2020 compared to the prior year period was primarily related to a $9.8 million increase in income tax benefits attributable to the aforementioned NOL carryback, a $5.2 million increase in income tax benefits attributable to equity-based compensation awards and a $1.1 million decrease in income tax expenses attributable to state effective tax rate changes.

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

The computation of basic and diluted net income per common share (dollars in thousands, except per share amounts) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$62,540	$36,395	$131,866	$75,134
Denominator:
Weighted average common shares outstanding - basic	5,831,796	5,673,669	5,764,850	5,673,893
Effect of dilutive equity-based compensation awards(1)	51,621	56,569	54,783	49,403
Weighted average common shares outstanding - diluted	5,883,417	5,730,238	5,819,633	5,723,296

Net Income per Common Share:
Basic	$10.72	$6.41	$22.87	$13.24
Diluted	$10.63	$6.35	$22.66	$13.13

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	506	87	363	3,895

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.

14.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the consolidated balance sheets. As of June 30, 2020, there have been no material changes to the contractual obligations previously disclosed in the 2019 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $22.0 million in January 2020 on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of June 30, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 7 for further details on this transaction.

Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and has been a defendant in various civil lawsuits that have arisen in the ordinary course of its business. Such matters include contract disputes; actions alleging negligence, invasion of privacy, trademark, copyright and patent infringement, and violations of applicable wage and hour laws; statutory or common law claims involving current and former employees; and other matters. Although the outcomes of any legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, the Company believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding. Any discussion of consolidated results or performance for the three and six months ended June 30, 2020 is inclusive of Fidelity operations.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 950 communities as of June 30, 2020. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 79% of our customers located in seven states as of June 30, 2020: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 962,000 residential and business customers out of approximately 2.3 million homes passed as of June 30, 2020. Of these customers, approximately 838,000 subscribed to data services, 290,000 subscribed to video services and 133,000 subscribed to voice services as of June 30, 2020.

We generate substantially all of our revenues through four primary products. Ranked by share of our total revenues through the first six months of 2020, they are residential data (49.1%), residential video (26.6%), business services (data, voice and video – 17.9%) and residential voice (3.8%). The profit margins, growth rates and capital intensity of our four primary products vary significantly due to competition, product maturity and relative costs.

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

In May 2020, we made a $27.2 million minority equity investment in AMG Technology Investment Group, LLC, a fixed wireless provider (“Nextlink”). In July 2020, we acquired Valu-Net LLC, an all-fiber internet service provider headquartered in Kansas (“Valu-Net”), for a base purchase price of $38.4 million, subject to customary post-closing adjustments. We also closed a minority equity investment in Wisper for total consideration of $25.3 million in July 2020. During the third quarter of 2020, we also entered into an agreement with Hargray Communications (“Hargray”) whereby we will contribute our Anniston, Alabama system in exchange for a minority equity interest in Hargray. The Hargray transaction is expected to be completed in the fall of 2020, subject to certain regulatory approvals and other customary closing conditions.

Beginning in 2013, we shifted our focus towards growing our higher margin businesses, namely residential data and business services, rather than our prior concentration on growing revenues through subscriber retention and maximizing customer primary service units (“PSUs”). We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is primarily due to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are primarily due to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins (refer to the section entitled “ Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure).

Excluding the effects of our recently completed and possible future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our four primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated during the three months ended June 30, 2020, in part as a result of the COVID-19 pandemic and our associated responses discussed below, including suspending the disconnection of data services. We expect growth for this product line to continue over the long-term as upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and the flexibility of our data service offerings and our Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. We experienced a slightly accelerated decline in organic residential video customers and revenues during the three months ended June 30, 2020 as a result of our response to the COVID-19 pandemic. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future.

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

●

Business services. We have experienced significant growth in business data customers and revenues, and we expect this growth to continue over the long-term. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins for products sold to business customers have remained attractive, which we expect will continue. During the three months ended June 30, 2020, the COVID-19 pandemic and our associated responses, including business sales associates working from home, resulted in suppressed sales growth from small business customers while at the same time the pandemic presented additional subscriber acquisition and upgrade opportunities primarily for larger and enterprise businesses in need of faster and more reliable data and voice services.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Over our last three fiscal years, more than 50% of our total capital expenditures were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. As of June 30, 2020, we offer Gigabit data service to approximately 97% of our homes passed. We are also deploying DOCSIS 3.1 to further increase our network capacity and enable future growth in our residential data and business services product lines.

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

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 3.1 capabilities and new data service offerings for residential and business customers while at the same time balancing the impact of the COVID-19 pandemic on our business, associates, customers and other stakeholders. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets.

COVID-19 Update

We represent a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 pandemic. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing “purpose pay” to provide a 25% premium to base pay for certain associates who are required to leave their homes to perform their essential job functions; and establishing health protocols and providing personal protective equipment to protect our associates, customers and others.

In addition, in an effort to help ease the financial burden and provide continued connectivity for our customers and communities impacted by the COVID-19 pandemic, beginning in March 2020, we initially committed to do the following for 60 days under the FCC’s Keep Americans Connected Pledge: waive late charges and suspend disconnection of data services for residential and business customers who are unable to pay their bill due to disruptions caused by the pandemic and open free public Wi-Fi hotspots in local office parking lots and other public areas across our footprint, which are in place at nearly 140 locations. These commitments were scheduled to conclude on June 30, 2020; however, we continued to waive late charges for residential and small business data and voice customers through July 31, 2020 and have extended access to our free public Wi-Fi hotspots through the end of 2020.

Other actions taken by us beginning in March 2020 to assist customers and the communities we serve during the COVID-19 pandemic included discontinuing charging data overage fees, which was later extended through the end of June 2020; offering a low-cost 15 Megabit per second residential data plan for $10 per month for the first three months of service to help low-income families and those most impacted by the pandemic, which is available through December 31, 2020; donating more than $300,000 for community relief efforts and supporting various other local relief efforts; and partnering with communities, hospitals, medical centers and other essential institutions to address their broadband connection needs and challenges. We also revised a majority of our residential data plans to provide 50 to 300 Gigabits of additional data based on the plan as of July 1, 2020, and we continue to work with residential and small business data and voice customers who have been harmed financially by the COVID-19 pandemic to keep them connected by offering flexible payment plans. Meanwhile, to meet the increased demand from new residential data customers, we focused on data-only connects for most of the second quarter.

In addition to the effects to our primary product lines noted above, the COVID-19 pandemic and our associated responses negatively impacted Adjusted EBITDA by $14.9 million and $16.5 million during the three and six months ended June 30, 2020, respectively, primarily driven by a decrease in revenues from the suspension of data overage fees, late charges and reconnect fees, reduced advertising revenues and diminished growth in business services revenues, coupled with higher labor costs and bad debt expense. These negative Adjusted EBITDA impacts were mostly offset during the three months ended June 30, 2020 by a greater-than-usual quarterly gain in residential data customers and the associated increase in residential data revenues as well as a largely unexpected reduction of certain expenses that resulted from shelter-in-place orders and our expanded work-from-home program.

We also delayed the planned implementation of our new ERP system because of resource challenges and inefficiencies that resulted from the COVID-19 pandemic. We are now planning to implement our new ERP system by the summer of 2021.

We expect the negative impacts associated with the actions we took in response to the pandemic to continue into the third quarter of 2020, due primarily to reduced data overage fees, late charges and reconnect fees during the early part of the third quarter and elevated labor costs throughout the third quarter. However, the increase in residential data revenues associated with the significant number of residential data customers acquired during the second quarter of 2020 is anticipated to partially offset these reduced revenues and additional costs. In addition, we face various uncertainties related to the impact of the COVID-19 pandemic on the overall economy and our business, including whether we are able to sustain continued customer growth, our level of bad debt expense, and if some of the unexpected expense reductions realized during the second quarter of 2020 will continue or if those expenses will return to more normal levels as certain areas of the country ease pandemic-related restrictions.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, potential legislative or regulatory efforts to impose new requirements on our data services and how quickly and to what extent normal economic and operating conditions can resume.

Refer to the section entitled “Risks Factors” in this Quarterly Report on Form 10-Q for additional risks we face due to the COVID-19 pandemic.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of June 30,		Annual Net Gain/(Loss)
	2020	2019	Change	% Change
Residential data PSUs(1)	758	613	145	23.7
Residential video PSUs	276	293	(17)	(5.9)
Residential voice PSUs	98	94	4	4.6
Total residential PSUs(1)	1,132	1,000	132	13.2

Business data PSUs	80	69	11	15.9
Business video PSUs	14	15	(1)	(8.2)
Business voice PSUs	35	30	5	17.0
Total business services PSUs	129	114	15	13.0

Total data PSUs(1)	838	682	156	22.9
Total video PSUs	290	308	(18)	(6.0)
Total voice PSUs	133	124	9	7.6
Total PSUs(1)	1,261	1,114	147	13.2

Residential customer relationships(1)	876	742	134	18.0
Business customer relationships	86	76	9	12.1
Total customer relationships(1)	962	819	143	17.5

(1)

The amount as of June 30, 2020 excluded approximately 2,000 residential data customers or PSUs, as applicable, considered to be high risk for disconnection because payments have not been made since activation.

In recent years, our customer mix has shifted, causing subscribers to move from triple-play packages combining data, video and voice services to single and double-play packages. This is largely because some residential video customers have defected to DBS services and OTT offerings and households continue to terminate residential voice service. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers. Meanwhile, the COVID-19 pandemic and our responses to it have accelerated this customer mix shift.

Use of Nonfinancial Metrics and Average Monthly Revenue per Unit (“ARPU”)

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

We use ARPU to evaluate and monitor the amount of revenue generated by each type of service subscribed to by customers and the contribution to total revenues as well as to analyze and compare growth patterns. Residential ARPU values represent the applicable residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by the number of months in the period, except that for any new PSUs added as a result of an acquisition occurring during the period, the associated ARPU values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated average number of PSUs during such period. Business services ARPU values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by the number of months in the period, except that for any new business customer relationships added as a result of an acquisition occurring during the period, the associated ARPU values represent business services revenues divided by the pro-rated average number of business customer relationships during such period.

We believe ARPU is useful to investors in evaluating our operating performance. ARPU and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of ARPU may not be directly comparable to similarly titled measures reported by other companies.

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

Revenues

Revenues increased $42.7 million, or 14.9%, due primarily to increases in residential data and business services revenues of $31.2 million and $8.7 million, respectively. The increase was primarily the result of the acquired Fidelity operations, which contributed $33.1 million, and organic growth in our higher margin product lines of residential data and business services, partially offset by decreases in organic residential video, residential voice and other revenues. Certain actions we took in response to the COVID-19 pandemic, including temporarily discontinuing charging data overage fees, waiving late charges and suspending collection activities, which reduced reconnect fees, negatively impacted consolidated revenues by $7.9 million during the three months ended June 30, 2020. This negative impact on consolidated revenues, of which $5.0 million was associated with other revenues, was mostly offset by a larger-than-usual quarterly gain in residential data customers and the associated increase in residential data revenues related to the COVID-19 pandemic.

Revenues by service offering for the three months ended June 30, 2020 and 2019, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2020		2019		2020 vs. 2019
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$164,015	50.0	$132,824	46.5	$31,191	23.5
Residential video	87,328	26.6	84,033	29.4	3,295	3.9
Residential voice	12,120	3.7	10,705	3.7	1,415	13.2
Business services	58,469	17.8	49,759	17.4	8,710	17.5
Other	6,371	1.9	8,329	3.0	(1,958)	(23.5)
Total revenues	$328,303	100.0	$285,650	100.0	$42,653	14.9

Residential data service revenues increased $31.2 million, or 23.5%, due primarily to organic subscriber growth, including a larger-than-usual quarterly subscriber gain as a result of the COVID-19 pandemic, the acquired Fidelity operations, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $3.3 million, or 3.9%, due primarily to the acquired Fidelity operations and a rate adjustment, partially offset by a 14.3% year-over-year decrease in residential video subscribers, excluding Fidelity.

Residential voice service revenues increased $1.4 million, or 13.2%, due primarily to the acquired Fidelity operations, partially offset by a 12.7% year-over-year decrease in residential voice subscribers, excluding Fidelity.

Business services revenues increased $8.7 million, or 17.5%, due primarily to the acquired Fidelity operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 12.1% year-over-year.

Other revenues decreased $2.0 million, or 23.5%, due to actions we took in response to the COVID-19 pandemic, including temporarily discontinuing charging data overage fees, waiving late charges and suspending collection activities, which reduced reconnect fees, partially offset by other revenues from the acquired Fidelity operations.

ARPU for the indicated service offerings for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Residential data	$73.80	$71.80	$2.00	2.8
Residential video	$102.95	$93.43	$9.52	10.2
Residential voice	$40.35	$37.32	$3.03	8.1
Business services	$228.11	$218.77	$9.34	4.3

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $106.0 million for the three months ended June 30, 2020 and increased $10.3 million, or 10.8%, compared to the three months ended June 30, 2019. Operating expenses as a percentage of revenues were 32.3% and 33.5% for the three months ended June 30, 2020 and 2019, respectively. The increase in operating expenses was due primarily to $10.3 million of additional expenses related to Fidelity operations and a $3.6 million increase in labor costs, partially offset by a $2.9 million decrease in programming expenses. On a consolidated basis, operating expenses for the three months ended June 30, 2020 reflect $3.9 million of increased labor costs and other operating expenses as a result of the COVID-19 pandemic.

Selling, general and administrative expenses were $65.0 million for the three months ended June 30, 2020 and increased $4.9 million, or 8.1%, compared to the three months ended June 30, 2019. Selling, general and administrative expenses as a percentage of revenues were 19.8% and 21.0% for the three months ended June 30, 2020 and 2019, respectively. The increase in selling, general and administrative expenses was primarily attributable to $6.1 million of additional expenses related to Fidelity operations and a $4.3 million increase in bad debt expense, partially offset by decreases of $3.1 million in health insurance costs and $2.6 million in rebranding expenses. The lower health insurance costs were due to reduced claims activity in connection with stay-at-home orders issued during the pandemic. On a consolidated basis, selling, general and administrative expenses for the three months ended June 30, 2020 reflect $3.0 million of additional expenses primarily attributable to higher bad debt expense estimates resulting from the COVID-19 pandemic.

Depreciation and amortization expense was $65.6 million for the three months ended June 30, 2020, including $11.0 million attributable to Fidelity operations, and increased $10.7 million, or 19.6%, compared to the three months ended June 30, 2019. As a percentage of revenues, depreciation and amortization expense was 20.0% and 19.2% for the three months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $16.6 million for the three months ended June 30, 2020 and decreased $1.9 million, or 10.3%, compared to the three months ended June 30, 2019. The decrease was driven primarily by lower interest rates, partially offset by additional outstanding debt and higher interest rate swap settlement expense.

Other Income (Expense), Net

Other income of $1.7 million for the three months ended June 30, 2020 consisted of interest and investment income. Other expense of $9.6 million for the three months ended June 30, 2019 consisted of a $6.5 million call premium related to the redemption of our previously outstanding senior notes and $4.9 million of debt issuance cost write-offs, partially offset by interest and investment income.

Income Tax Provision

Income tax provision was $13.2 million for the three months ended June 30, 2020 and increased $3.6 million, or 38.0%, compared to the three months ended June 30, 2019. Our effective tax rate was 17.4% and 20.8% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate was due primarily to a $2.8 million increase in income tax benefits attributable to the NOL carryback provision of the CARES Act and a $1.0 million increase in income tax benefits attributable to equity-based compensation awards.

Net Income

Net income was $62.5 million for the three months ended June 30, 2020 compared to $36.4 million for the three months ended June 30, 2019, an increase of $26.1 million.

Unrealized Loss on Cash Flow Hedges and Other, Net of Tax

Unrealized loss on cash flow hedges and other, net of tax was $9.5 million for the three months ended June 30, 2020 and decreased $24.5 million, or 72.2%, compared to the three months ended June 30, 2019 due primarily to lower unrealized losses on our interest rate swaps.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

Revenues

Revenues increased $85.2 million, or 15.1%, due primarily to increases in residential data and business services revenues of $56.4 million and $19.4 million, respectively. The increase was primarily the result of the acquired Fidelity operations, which contributed $65.3 million, and organic growth in our higher margin product lines of residential data and business services, partially offset by decreases in organic residential video and other revenues. Certain actions we took in response to the COVID-19 pandemic, including temporarily discontinuing charging data overage fees, waiving late charges and suspending collection activities, which reduced reconnect fees, negatively impacted consolidated revenues by $8.6 million during the six months ended June 30, 2020. This negative impact on consolidated revenues, of which $5.4 million was associated with other revenues, was mostly offset by a larger-than-usual gain in residential data customers and the associated increase in residential data revenues related to the COVID-19 pandemic.

Revenues by service offering for the six months ended June 30, 2020 and 2019, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Six Months Ended June 30,
	2020		2019		2020 vs. 2019
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$319,005	49.1	$262,635	46.5	$56,370	21.5
Residential video	172,650	26.6	167,836	29.7	4,814	2.9
Residential voice	24,547	3.8	20,329	3.6	4,218	20.7
Business services	116,331	17.9	96,903	17.2	19,428	20.0
Other	16,966	2.6	16,552	3.0	414	2.5
Total revenues	$649,499	100.0	$564,255	100.0	$85,244	15.1

Residential data service revenues increased $56.4 million, or 21.5%, due primarily to the acquired Fidelity operations, organic subscriber growth, including a larger-than-usual subscriber gain in the second quarter of 2020 as a result of the COVID-19 pandemic, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $4.8 million, or 2.9%, due primarily to the acquired Fidelity operations and a rate adjustment, partially offset by a 14.3% year-over-year decrease in residential video subscribers, excluding Fidelity.

Residential voice service revenues increased $4.2 million, or 20.7%, due primarily to the acquired Fidelity operations and the recognition of certain passthrough fees that were historically reported on a net basis, partially offset by a 12.7% year-over-year decrease in residential voice subscribers, excluding Fidelity.

Business services revenues increased $19.4 million, or 20.0%, due primarily to the acquired Fidelity operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 12.1% year-over-year.

ARPU for the indicated service offerings for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Residential data	$72.68	$71.58	$1.10	1.5
Residential video	$99.97	$92.44	$7.53	8.1
Residential voice(1)	$40.22	$34.91	$5.31	15.2
Business services(1)	$227.39	$217.11	$10.28	4.7

(1)

The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were reported on a net basis prior to the second quarter of 2019. Residential voice and business services ARPU for the six months ended June 30, 2020 would have been $34.91 and $223.66, respectively, and for the six months ended June 30, 2019 would have been $32.85 and $215.00, respectively, if reported on a comparable basis.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $212.0 million for the six months ended June 30, 2020 and increased $21.8 million, or 11.4%, compared to the six months ended June 30, 2019. Operating expenses as a percentage of revenues were 32.6% and 33.7% for the six months ended June 30, 2020 and 2019, respectively. The increase in operating expenses was due primarily to $21.3 million of additional expenses related to Fidelity operations, a $5.2 million increase in labor costs and $2.4 million of higher repairs and maintenance costs, partially offset by a $7.8 million decrease in programming expenses. On a consolidated basis, operating expenses for the six months ended June 30, 2020 reflect $4.1 million of increased labor costs and other operating expenses as a result of the COVID-19 pandemic.

Selling, general and administrative expenses were $127.9 million for the six months ended June 30, 2020 and increased $6.3 million, or 5.2%, compared to the six months ended June 30, 2019. Selling, general and administrative expenses as a percentage of revenues were 19.7% and 21.5% for the six months ended June 30, 2020 and 2019, respectively. The increase in selling, general and administrative expenses was primarily attributable to $12.4 million of additional expenses related to Fidelity operations, a $5.7 million increase in labor costs and a $4.4 million increase in bad debt expense, partially offset by decreases of $4.7 million in health insurance costs, $2.8 million in rebranding expenses, $2.8 million in acquisition-related costs, $1.7 million in repairs and maintenance costs, $1.5 million in system conversion costs and $1.4 million in professional services costs. As discussed above, the lower health insurance costs were due to reduced claims activity in connection with stay-at-home orders issued during the pandemic. On a consolidated basis, selling, general and administrative expenses for six months ended June 30, 2020 reflect $3.8 million of additional expenses primarily attributable to higher bad debt expense estimates resulting from the COVID-19 pandemic.

Depreciation and amortization expense was $130.9 million for the six months ended June 30, 2020, including $21.8 million attributable to Fidelity operations, and increased $22.2 million, or 20.4%, compared to the six months ended June 30, 2019. As a percentage of revenues, depreciation and amortization expense was 20.1% and 19.3% for the six months ended June 30, 2020 and 2019, respectively.

We recognized a net gain on asset sales and disposals of $4.6 million during the six months ended June 30, 2020 compared to a net loss on asset sales and disposals of $2.0 million during the six months ended June 30, 2019. The six months ended June 30, 2020 included a $6.6 million non-cash gain on the sale of certain tower properties. The six months ended June 30, 2019 included a $1.6 million gain on the sale of a non-operating property that housed our former headquarters.

Interest Expense

Interest expense was $35.3 million for the six months ended June 30, 2020 and decreased $1.3 million, or 3.6%, compared to the six months ended June 30, 2019. The decrease was driven primarily by lower interest rates, partially offset by additional outstanding debt and higher interest rate swap settlement expense.

Other Income (Expense)

Other income of $3.4 million for the six months ended June 30, 2020 consisted of interest and investment income. Other expense of $7.8 million for the six months ended June 30, 2019 consisted of a $6.5 million call premium related to the redemption of our previously outstanding senior notes and $4.9 million of debt issuance cost write-offs, partially offset by interest and investment income.

Income Tax Provision

Income tax provision was $19.7 million for the six months ended June 30, 2020 and decreased $2.6 million, or 11.5%, compared to the six months ended June 30, 2019. Our effective tax rate was 13.0% and 22.8% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate was due primarily to a $9.8 million increase in income tax benefits attributable to the NOL carryback provision of the CARES Act, a $5.2 million increase in income tax benefits attributable to equity-based compensation awards and a $1.1 million decrease in income tax expenses attributable to state effective tax rate changes.

Net Income

Net income was $131.9 million for the six months ended June 30, 2020 compared to $75.1 million for the six months ended June 30, 2019, an increase of $56.7 million.

Unrealized Loss on Cash Flow Hedges and Other, Net of Tax

Unrealized loss on cash flow hedges and other, net of tax was $94.1 million for the six months ended June 30, 2020 and increased $31.0 million, or 49.2%, compared to the six months ended June 30, 2019 due primarily to higher unrealized losses on our interest rate swaps.

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

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under our Senior Credit Facilities to determine compliance with the covenants contained in the Credit Agreement. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended June 30,		2020 vs. 2019
(dollars in thousands)	2020	2019	$ Change	% Change
Net income	$62,540	$36,395	$26,145	71.8

Plus: Interest expense	16,615	18,516	(1,901)	(10.3)
Income tax provision	13,209	9,571	3,638	38.0
Depreciation and amortization	65,584	54,835	10,749	19.6
Equity-based compensation	3,426	3,082	344	11.2
Severance expense	-	15	(15)	(100.0)
Loss on deferred compensation	206	78	128	164.1
Acquisition-related costs	1,293	871	422	48.5
Loss on asset sales and disposals, net	988	910	78	8.6
System conversion costs	647	777	(130)	(16.7)
Rebranding costs	311	2,902	(2,591)	(89.3)
Other (income) expense, net	(1,655)	9,632	(11,287)	(117.2)

Adjusted EBITDA	$163,164	$137,584	$25,580	18.6

	Six Months Ended June 30,		2020 vs. 2019
(dollars in thousands)	2020	2019	$ Change	% Change
Net income	$131,866	$75,134	$56,732	75.5

Plus: Interest expense	35,289	36,612	(1,323)	(3.6)
Income tax provision	19,669	22,235	(2,566)	(11.5)
Depreciation and amortization	130,863	108,679	22,184	20.4
Equity-based compensation	6,647	6,103	544	8.9
Severance expense	-	178	(178)	(100.0)
(Gain) loss on deferred compensation	(21)	253	(274)	(108.3)
Acquisition-related costs	3,310	6,094	(2,784)	(45.7)
(Gain) loss on asset sales and disposals, net	(4,633)	2,013	(6,646)	NM
System conversion costs	696	2,173	(1,477)	(68.0)
Rebranding costs	578	3,412	(2,834)	(83.1)
Other (income) expense, net	(3,389)	7,830	(11,219)	(143.3)

Adjusted EBITDA	$320,875	$270,716	$50,159	18.5

NM = Not meaningful.

We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance. Adjusted EBITDA and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies.

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, planned capital expenditures, potential acquisitions and strategic investments, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make planned capital expenditures, make future acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, including the impact of the COVID-19 pandemic, some of which are beyond our control.

In light of the volatility in the debt markets resulting from the COVID-19 pandemic as well as our desire to enhance our flexibility in pursuing acquisitions and strategic investments, in May 2020, we completed the Public Offering and raised $469.8 million, after deducting underwriting discounts and offering expenses. See below for further details on the Public Offering.

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$272,195	$212,494	$59,701	28.1
Net cash used in investing activities	(178,072)	(465,817)	287,745	(61.8)
Net cash provided by financing activities	423,158	91,493	331,665	NM
Increase (decrease) in cash and cash equivalents	517,281	(161,830)	679,111	NM
Cash and cash equivalents, beginning of period	125,271	264,113	(138,842)	(52.6)
Cash and cash equivalents, end of period	$642,552	$102,283	$540,269	NM

NM = Not meaningful.

The $59.7 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $50.2 million and lower cash paid for acquisition costs, rebranding costs, taxes and interest and a notes redemption call premium paid in the second quarter of 2019, partially offset by an unfavorable change in accounts payable and accrued liabilities.

The $287.7 million decrease in net cash used in investing activities from the prior year period was due primarily to $356.9 million of cash outflows related to the Clearwave acquisition in the first quarter of 2019, partially offset by a $28.3 million increase in cash paid for capital expenditures, the $27.2 million equity investment in Nextlink, the $7.3 million issuance of a note and other receivables to Wisper that did not occur in the prior year period and lower proceeds from sales of property, plant and equipment during the first six months of 2020.

The $331.7 million increase in net cash provided by financing activities from the prior year period was due primarily to $469.8 million of net proceeds from the Public Offering in the second quarter of 2020, partially offset by a $148.3 million reduction in net debt borrowings compared to the prior year quarter.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the second quarter of 2020, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during the six months ended June 30, 2020.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2020, the Board approved a quarterly dividend of $2.25 per share of common stock, which was paid on June 12, 2020. On August 4, 2020, the Board approved a $0.25 per share increase in the Company’s quarterly dividend to $2.50 per share of common stock to be paid on September 4, 2020 to holders of record as of August 18, 2020.

Financing Activity

The Credit Agreement provides for the Term Loan A-2, the Term Loan B-1, the Term Loan B-2, the Term Loan B-3 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

In January 2020, we issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to $22.0 million if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of us as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that we closed an equity investment in Wisper, and Wisper has agreed to guarantee and indemnify us in connection with such letters of credit. As of June 30, 2020, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet.

In March 2020, we borrowed $100 million under the Revolving Credit Facility for general corporate purposes, including for small acquisitions and investments. The outstanding balance was repaid in full in May 2020 using a portion of the net proceeds from the Public Offering. Letter of credit issuances under the Revolving Credit Facility totaled $28.7 million and were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.63% per annum. As of June 30, 2020, we had $1.7 billion of aggregate outstanding term loans and $321.3 million available for borrowing under the Revolving Credit Facility.

A summary of our outstanding term loans as of June 30, 2020 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019	$700,000	Varies(4)	$685,259	5/8/2024	$513,945	LIBOR	1.50%	1.68%
	10/1/2019(3)
Term Loan B-1	5/1/2017	500,000	1.0%	485,000	5/1/2024	466,250	LIBOR	1.75%	1.93%
Term Loan B-2	1/7/2019	250,000	1.0%	246,875	1/7/2026	233,125	LIBOR	2.00%	2.18%
Term Loan B-3	6/14/2019	325,000	1.0%	321,750	1/7/2026	303,875	LIBOR	2.00%	2.18%
Total		$1,775,000		$1,738,884		$1,517,195

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

(3)	On May 8, 2019, $250 million was drawn. On October 1, 2019, an additional $450 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Revolving Credit Facility portion:
Other noncurrent assets	$2,149	$2,427
Term loans portion:
Long-term debt (contra account)	16,208	18,142
Total	$18,357	$20,569

We recorded debt issuance cost amortization of $1.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.2 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

We were in compliance with all debt covenants as of June 30, 2020.

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement effective in March 2019, with respect to a notional amount of $850 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement effective in June 2020, with respect to a notional amount of $350 million, our monthly payment is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $5.0 million and $0.4 million on interest rate swaps during the three months ended June 30, 2020 and 2019, respectively, and $7.0 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively, which were reflected in interest expense within the condensed consolidated statements of operations and comprehensive income.

In May 2020, we completed the Public Offering of 287,500 shares of our common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. We used a portion of the net proceeds to repay in full our outstanding borrowings of $100 million under the Revolving Credit Facility in May 2020 and for the Valu-Net and Wisper transactions. We expect to use the remainder of the proceeds for general corporate purposes, including for acquisitions and strategic investments.

Refer to notes 9 and 11 to our audited consolidated financial statements included in the 2019 Form 10-K and notes 7 and 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.

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

Our capital expenditures by category for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Customer premise equipment	$34,227	$24,854
Commercial	22,457	11,519
Scalable infrastructure	23,093	21,715
Line extensions	9,522	11,964
Upgrade/rebuild	27,789	13,394
Support capital	26,328	27,042
Total	$143,416	$110,488

Contractual Obligations and Contingent Commitments

As of June 30, 2020, except for the letters of credit totaling $22.0 million issued on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2019 Form 10-K.

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

Changes in Critical Accounting Policies and Estimates

Goodwill. We test goodwill for impairment at the reporting unit level, which was historically established at the geographic division level. We reevaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. Effective in the second quarter of 2020, as a result of progress made in our staged rebranding initiative and the further alignment of service offerings and product pricing of recently acquired operations with our legacy business, we reevaluated the basis of our goodwill reporting units and identified a single goodwill reporting unit based on the chief operating decision maker’s current performance monitoring and resource allocation process and the similarity of our geographic divisions.

Indefinite-Lived Intangible Assets. The unit of account for our franchise agreements was historically established at the geographic division level. We reevaluate the unit of account used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. Effective in the second quarter of 2020, as a result of progress made in our staged rebranding initiative and the further alignment of service offerings and product pricing of recently acquired operations with our legacy business, we reevaluated the basis of our franchise agreements unit of account for use in impairment assessments and identified a single unit of account for franchise agreements based on a reevaluation of our current operations and the use of our assets.

Except as disclosed above, there have been no material changes to our critical accounting policy and estimate disclosures described in our 2019 Form 10-K.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2020 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2019 Form 10-K.

Risks Relating to Our Business

The COVID-19 pandemic has impacted our operations and adversely affected our business, financial results and financial condition, and the duration and extent to which it will continue to do so is uncertain and difficult to predict.

The COVID-19 pandemic has significantly impacted the United States and other countries, which has resulted in international, Federal, state and local governments implementing numerous measures to try to reduce the spread of the virus that causes COVID-19, including travel restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns.

We represent a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 pandemic. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing “purpose pay” to provide a 25% premium to base pay for certain associates who are required to leave their homes to perform their essential job functions; establishing health protocols and providing personal protective equipment to protect our associates, customers and others; temporarily discontinuing charging data overage fees, waiving late charges and suspending disconnection of data services for residential and business customers who are unable to pay due to disruptions caused by the pandemic; and introducing a new lower-cost residential data plan. We have taken and may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others.

As a result of the COVID-19 outbreak and the related responses by us and from governmental authorities, our operations have been impacted as described above, which has resulted, and we anticipate will continue to result, in various negative impacts associated with the pandemic, such as reduced revenues from data overage fees, late charges, reconnect fees, and advertising and business services as well as increased expenses, which have combined to suppress Adjusted EBITDA for the quarter ended June 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Update” in this Quarterly Report on Form 10-Q for additional information. Additionally, our business, financial results and financial condition have been and could be further adversely affected in a number of ways, which may include, but is not limited to, the following:

●	further disruptions to our regular, ongoing operations and restrictions on our sales and marketing efforts, especially related to business services;

●	interruptions to our engineering, design and implementation of plant and infrastructure as well as other important business activities;

●

limitations on associate resources and availability, including in our call centers and among our technicians, due to health protocols, sickness, government restrictions, the desire of associates to avoid contact with large groups of people, school closures or other factors, which may further constrain capacity to respond to the increased demand for our products and services;

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

●	a further delay in the implementation of our new ERP system;

●	potential legislative or regulatory efforts to impose new requirements on our data services;

●	changes to the carrying value of our goodwill and intangible assets; and

●

an increase in regulatory restrictions or continued market volatility that could hinder our ability to execute our business strategies, including acquisitions and strategic investments, as well as negatively impact our stock price.

Additionally, the COVID-19 pandemic could negatively affect our internal control over financial reporting, including as a result of a portion of our personnel working from home. Accordingly, new processes, procedures and controls have been and may continue to be required to respond to changes in our business environment.

The potential effects of the COVID-19 pandemic may also impact many of our other risk factors previously disclosed in the 2019 Form 10-K and/or the other risk factors included in this Quarterly Report on Form 10-Q. The degree to which the pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

Implementation of our new ERP system could disrupt business operations.

We are planning to implement our new ERP system by the summer of 2021. The implementation requires significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation will result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system will require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If additional unexpected delays, technical problems or other significant issues arise in connection with the implementation, including as a result of the COVID-19 pandemic, it could have a material negative impact on our operations, business, financial results and financial condition.

Risks Relating to Our Common Stock and the Securities Market

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

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board or certain stockholders holding a significant percentage of the voting power of our outstanding voting stock. These include provisions that:

●

prior to the full declassification of our board following our annual meeting of stockholders to be held in 2023, divide our Board into three classes of directors, standing for election on a staggered basis, such that only approximately one-third of the directors constituting our Board may change each year;

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

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or stockholders.

Our Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or associate of the Company to the Company or the Company’s stockholders, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or (iv) action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and associates. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Our Amended and Restated Certificate of Incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.

Our Amended and Restated Certificate of Incorporation contains a provision permitted under the DGCL relating to the liability of directors. This provision eliminates a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty; provided that such provision will not eliminate or limit a director’s liability:

●	for any breach of the director’s duty of loyalty;

●	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

●	under Section 174 of the DGCL (including for unlawful dividends); or

●	for any transaction from which the director derives an improper personal benefit.

The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. This provision, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. This provision will not alter a director’s liability under federal securities laws. The inclusion of this provision in our Amended and Restated Certificate of Incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2020 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2020(2)	17	$1,574.06	-	$145,081
May 1 to 31, 2020	-	$-	-	$145,081
June 1 to 30, 2020	-	$-	-	$145,081
Total	17	$1,574.06	-

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 18, 2020).

10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2020.*

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2020.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: August 6, 2020

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Senior Vice President and Chief Financial Officer

Date: August 6, 2020