Form 10-Q
period 2020-09-30
Cable One, Inc.
filed 2020-11-06
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of October 30, 2020
Common stock, par value $0.01	6,024,666

CABLE ONE, INC.

FORM 10-Q

References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition as well as anticipated impacts from the COVID-19 pandemic on the Company and future responses. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and this Quarterly Report on Form 10-Q:

●	the duration and severity of the COVID-19 pandemic and its effects on our business, financial condition, results of operations and cash flows;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	the effects of any acquisitions and strategic investments by us;
●	risks that our rebranding may not produce the benefits expected;
●	damage to our reputation or brand image;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	adverse economic conditions;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	our ability to retain key employees (who we refer to as associates);
●	legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to incur future indebtedness, including the expected timing for closing the Notes Offering (as defined below);
●	fluctuations in our stock price;
●	our ability to continue to pay dividends;
●	dilution from equity awards and potential stock issuances;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes and the liabilities for directors; and
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

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$625,332	$125,271
Accounts receivable, net	50,176	38,452
Income taxes receivable	43,024	2,146
Prepaid and other current assets	21,263	15,619
Total Current Assets	739,795	181,488
Equity method investment	25,250	-
Property, plant and equipment, net	1,244,264	1,201,271
Intangible assets, net	1,298,226	1,312,381
Goodwill	434,876	429,597
Other noncurrent assets	84,397	27,094
Total Assets	$3,826,808	$3,151,831

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$167,754	$136,993
Deferred revenue	25,439	23,640
Current portion of long-term debt	33,350	28,909
Total Current Liabilities	226,543	189,542
Long-term debt	1,688,973	1,711,937
Deferred income taxes	322,155	303,314
Interest rate swap liability	176,409	78,612
Other noncurrent liabilities	28,329	26,857
Total Liabilities	2,442,409	2,310,262

Commitments and contingencies (refer to note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 and 5,887,899 shares issued; and 6,024,029 and 5,715,377 shares outstanding as of September 30, 2020 and December 31, 2019, respectively)	62	59
Additional paid-in capital	531,508	51,198
Retained earnings	1,137,010	980,355
Accumulated other comprehensive loss	(156,435)	(68,158)
Treasury stock, at cost (151,370 and 172,522 shares held as of September 30, 2020 and December 31, 2019, respectively)	(127,746)	(121,885)
Total Stockholders' Equity	1,384,399	841,569
Total Liabilities and Stockholders' Equity	$3,826,808	$3,151,831

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Revenues	$338,962	$284,991	$988,461	$849,246
Costs and Expenses:
Operating (excluding depreciation and amortization)	107,303	94,898	319,259	285,104
Selling, general and administrative	62,596	58,861	190,474	180,407
Depreciation and amortization	71,421	48,737	202,284	157,416
(Gain) loss on asset sales and disposals, net	1,511	2,362	(3,122)	4,375
Total Costs and Expenses	242,831	204,858	708,895	627,302
Income from operations	96,131	80,133	279,566	221,944
Interest expense	(17,560)	(16,079)	(52,849)	(52,691)
Other income (expense), net	3,231	1,582	6,620	(6,248)
Income before income taxes	81,802	65,636	233,337	163,005
Income tax provision	15,515	15,801	35,184	38,036
Net income	$66,287	$49,835	$198,153	$124,969

Net Income per Common Share:
Basic	$11.04	$8.77	$33.91	$22.01
Diluted	$10.96	$8.68	$33.60	$21.81
Weighted Average Common Shares Outstanding:
Basic	6,001,561	5,682,167	5,844,330	5,676,681
Diluted	6,050,415	5,741,666	5,897,445	5,730,798

Unrealized gain (loss) on cash flow hedges and other, net of tax	$5,807	$(28,066)	$(88,277)	$(91,105)
Comprehensive income	$72,094	$21,769	$109,876	$33,864

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at June 30, 2020	6,019,834	$62	$527,641	$1,085,793	$(162,242)	$(127,708)	$1,323,546
Net income	-	-	-	66,287	-	-	66,287
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	5,807	-	5,807
Equity-based compensation	-	-	3,867	-	-	-	3,867
Issuance of equity awards, net of forfeitures	4,216	-	-	-	-	-	-
Withholding tax for equity awards	(21)	-	-	-	-	(38)	(38)
Dividends paid to stockholders ($2.50 per common share)	-	-	-	(15,070)	-	-	(15,070)
Balance at September 30, 2020	6,024,029	$62	$531,508	$1,137,010	$(156,435)	$(127,746)	$1,384,399

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at June 30, 2019	5,706,812	$59	$45,001	$902,615	$(63,135)	$(121,632)	$762,908
Net income	-	-	-	49,835	-	-	49,835
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(28,066)	-	(28,066)
Equity-based compensation	-	-	3,058	-	-	-	3,058
Issuance of equity awards, net of forfeitures	2,882	-	-	-	-	-	-
Withholding tax for equity awards	(101)	-	-	-	-	(128)	(128)
Dividends paid to stockholders ($2.25 per common share)	-	-	-	(12,848)	-	-	(12,848)
Balance at September 30, 2019	5,709,593	$59	$48,059	$939,602	$(91,201)	$(121,760)	$774,759

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569
Net income	-	-	-	198,153	-	-	198,153
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(88,277)	-	(88,277)
Equity-based compensation	-	-	10,514	-	-	-	10,514
Issuance of common stock	287,500	3	469,796	-	-	-	469,799
Issuance of equity awards, net of forfeitures	24,962	-	-	-	-	-	-
Withholding tax for equity awards	(3,810)	-	-	-	-	(5,861)	(5,861)
Dividends paid to stockholders ($7.00 per common share)	-	-	-	(41,498)	-	-	(41,498)
Balance at September 30, 2020	6,024,029	$62	$531,508	$1,137,010	$(156,435)	$(127,746)	$1,384,399

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2018	5,703,402	$59	$38,898	$850,292	$(96)	$(113,795)	$775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	124,969	-	-	124,969
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(91,105)	-	(91,105)
Equity-based compensation	-	-	9,161	-	-	-	9,161
Issuance of equity awards, net of forfeitures	15,599	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,424)	-	-	-	-	(2,892)	(2,892)
Dividends paid to stockholders ($6.25 per common share)	-	-	-	(35,667)	-	-	(35,667)
Balance at September 30, 2019	5,709,593	$59	$48,059	$939,602	$(91,201)	$(121,760)	$774,759

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$198,153	$124,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,284	157,416
Amortization of debt issuance costs	3,330	3,527
Equity-based compensation	10,514	9,161
Write-off of debt issuance costs	-	4,207
Increase in deferred income taxes	47,826	22,712
(Gain) loss on asset sales and disposals, net	(3,122)	4,375
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	(11,269)	310
(Increase) decrease in income taxes receivable	(40,878)	8,952
Increase in prepaid and other current assets	(5,561)	(4,177)
Increase in accounts payable and accrued liabilities	1,882	8,723
Increase (decrease) in deferred revenue	1,427	(709)
Other, net	(5,606)	(4,281)
Net cash provided by operating activities	398,980	335,185

Cash flows from investing activities:
Purchase of business, net of cash acquired	(38,296)	(356,917)
Purchases of equity investments	(37,245)	-
Capital expenditures	(217,994)	(176,324)
Decrease in accrued expenses related to capital expenditures	(5,638)	(1,431)
Proceeds from sales of property, plant and equipment	617	7,050
Issuance of note and other receivables	(7,288)	-
Settlement of note and other receivables	6,000	-
Net cash used in investing activities	(299,844)	(527,622)

Cash flows from financing activities:
Proceeds from equity issuance	488,750	-
Proceeds from long-term debt borrowings	100,000	825,000
Payment of equity issuance costs	(18,951)	-
Payment of debt issuance costs	-	(11,756)
Payments on long-term debt	(121,515)	(695,440)
Repurchases of common stock	-	(5,073)
Payment of withholding tax for equity awards	(5,861)	(2,892)
Dividends paid to stockholders	(41,498)	(35,667)
Net cash provided by financing activities	400,925	74,172

Increase (decrease) in cash and cash equivalents	500,061	(118,265)
Cash and cash equivalents, beginning of period	125,271	264,113
Cash and cash equivalents, end of period	$625,332	$145,848

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$49,017	$49,740
Cash paid for income taxes, net of refunds received	$28,245	$3,823

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. As of September 30, 2020, Cable One provided service to approximately 984,000 residential and business customers, of which approximately 866,000 subscribed to data services, 277,000 subscribed to video services and 132,000 subscribed to voice services.

On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million in cash on a debt-free basis. On October 1, 2019, the Company acquired Fidelity Communications Co.’s data, video and voice business and certain related assets (collectively, “Fidelity”) for a purchase price of $531.4 million in cash on a debt-free basis. On July 1, 2020, the Company acquired Valu-Net LLC, an all-fiber internet service provider headquartered in Kansas (“Valu-Net”), for a purchase price of $38.9 million in cash on a debt-free basis. Refer to note 2 for details on these transactions.

On May 4, 2020, we made a $27.2 million minority equity investment (less than 10%) in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”). On July 10, 2020, the Company acquired a minority equity interest (approximately 40%) in Wisper ISP, LLC, a wireless internet service provider (“Wisper”), for total consideration of $25.3 million. The Company funded $11.9 million of the total consideration for Wisper in July 2020 and expects to fund the remainder within the next twelve months. As permitted by generally accepted accounting principles in the United States (“GAAP”), the Company has elected to recognize its proportionate share of Wisper’s net income within its consolidated financial statements on a one quarter lag. In July 2020, the Company entered into an agreement with Hargray Communications, a data, video and voice services provider (“Hargray”), to contribute the assets of the Company’s Anniston, Alabama system (the “Anniston System”) in exchange for a minority equity interest (less than 20%) in Hargray. Refer to note 15 for details on this transaction. On September 28, 2020, the Company entered into a definitive agreement to acquire a minority equity interest (approximately 45%) in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for approximately $574 million in cash, subject to adjustment for transaction expenses (the “MBI Investment”). The MBI Investment is expected to close during the fourth quarter of 2020.

Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) GAAP for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the SEC. As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2019 Form 10-K.

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

Segment Reporting. Accounting Standard Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Historically, the Company’s operations were organized and managed on the basis of its geographic divisions. Effective in the second quarter of 2020, as a result of progress made in the Company’s staged rebranding initiative and the further alignment of service offerings and product pricing for recent acquisitions with its legacy business, the Company reevaluated the chief operating decision maker’s review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation. The Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis and are not based on any predetermined geographic division. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.

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

Indefinite-Lived Intangible Assets. The Company’s unit of account for its franchise agreements was historically established at the geographic division level. The Company reevaluates the unit of account used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. Effective in the second quarter of 2020, as a result of progress made in the Company’s staged rebranding initiative and the further alignment of service offerings and product pricing for recent acquisitions with its legacy business, the Company reevaluated the basis of its franchise agreements unit of account for use in impairment assessments and identified a single unit of account for its franchise agreements based on a reevaluation of the Company’s current operations and the use of its assets.

Goodwill. The Company tests goodwill for impairment at the reporting unit level, which was historically established at the geographic division level. The Company reevaluates the determination of its reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. Effective in the second quarter of 2020, as a result of progress made in the Company’s staged rebranding initiative and the further alignment of service offerings and product pricing for recent acquisitions with its legacy business, the Company reevaluated the basis of its goodwill reporting units and identified four geographic divisions that were aggregated into a single goodwill reporting unit based on the chief operating decision maker’s current performance monitoring and resource allocation process and the economic similarity of the four divisions.

Recently Adopted Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The ASU specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. The Company adopted the updated guidance on January 1, 2020 on a prospective basis. The adoption of this ASU has resulted in the capitalization of $5.2 million of costs that will be amortized over the life of the applicable hosting arrangement. Amortization of such costs will be included in operating or selling, general and administrative expenses upon implementation, rather than depreciation and amortization expense, within the consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. The ASU is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Certain provisions must be adopted on prescribed retrospective, modified retrospective and prospective bases, while other provisions may be adopted on either a retrospective or modified retrospective basis. The Company plans to adopt ASU 2019-12 in the first quarter of 2021 on a prospective basis and does not expect the updated guidance to have a material impact on its consolidated financial statements upon adoption, but it may have an impact in the future.

2.	ACQUISITIONS

The change in carrying value of goodwill as a result of the Clearwave and Fidelity acquisitions during 2019 and the Valu-Net acquisition during 2020 was as follows (in thousands):

Goodwill
Balance at December 31, 2018	$172,129
Clearwave acquisition goodwill recognized	185,885
Fidelity acquisition goodwill recognized	71,583
Balance at December 31, 2019	$429,597
Valu-Net acquisition goodwill recognized	5,279
Balance at September 30, 2020	$434,876

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

Fidelity. On October 1, 2019, the Company acquired Fidelity, a provider of data, video and voice services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas for a purchase price of $531.4 million. Cable One and Fidelity share similar strategies, customer demographics and products. The Fidelity acquisition provides the Company opportunities for revenue growth and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA,” and as adjusted, “Adjusted EBITDA”) margin expansion as well as the potential to realize cost synergies.

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

The measurement period ended on September 30, 2020, and no measurement period adjustments were recorded during 2020.

Valu-Net. On July 1, 2020, the Company acquired Valu-Net, an all-fiber internet service provider headquartered in Kansas, for a purchase price of $38.9 million.

Acquired identifiable intangible assets associated with the Valu-Net acquisition consisted of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$7,700	14
Trademark and trade name	$800	Indefinite
Franchise agreements	$11,200	Indefinite

Customer relationships and franchise agreements were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. No residual value was assigned to the acquired customer relationships.

3.	REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Residential
Data	$174,527	$134,320	$493,532	$396,955
Video	83,553	80,999	256,203	248,834
Voice	11,490	10,254	36,038	30,584
Business services	59,441	50,662	175,771	147,564
Other	9,951	8,756	26,917	25,309
Total revenues	$338,962	$284,991	$988,461	$849,246

Franchise and other regulatory fees	$6,298	$5,999	$19,261	$16,336
Deferred commission amortization	$1,343	$901	$4,042	$2,843

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

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of September 30, 2020, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $23.6 million of current deferred revenue at December 31, 2019, nearly all was recognized during the nine months ended September 30, 2020. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.	OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Trade receivables	$41,423	$33,467
Related party receivable(1)	6,796	-
Other receivables	5,180	6,186
Less: Allowance for credit losses	(3,223)	(1,201)
Total accounts receivable, net	$50,176	$38,452

(1)	Balance at September 30, 2020 relates to a receivable due from Wisper for wireless spectrum auction purchases, which was received in full in October 2020.

Net accounts receivable from contracts with customers totaled $38.2 million and $32.3 million at September 30, 2020 and December 31, 2019, respectively.

The change in the allowance for credit losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$9,399	$1,166	$1,201	$2,045
Additions - charged to costs and expenses	(796)	1,890	7,278	4,584
Deductions - write-offs	(6,482)	(3,419)	(9,720)	(10,423)
Recoveries of amounts previously written off	1,102	1,412	4,464	4,843
Ending balance	$3,223	$1,049	$3,223	$1,049

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid repairs and maintenance	$3,740	$551
Prepaid insurance	3,199	1,548
Prepaid rent	2,962	1,499
Prepaid software	3,874	4,672
Deferred commissions	4,036	3,586
All other current assets	3,452	3,763
Total prepaid and other current assets	$21,263	$15,619

Other noncurrent assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$14,354	$16,924
Cost method equity investments(1)	36,837	206
Assets held for sale(2)	16,412	-
Deferred commissions	5,633	5,042
Software implementation costs	5,237	-
Debt issuance costs	2,008	2,427
All other noncurrent assets	3,916	2,495
Total other noncurrent assets	$84,397	$27,094

(1)	Balance at September 30, 2020 related primarily to the $27.2 million equity investment in Nextlink. Refer to note 1 for details on this transaction.
(2)	Balance at September 30, 2020 related to the Anniston System assets contributed to Hargray on October 1, 2020. Refer to notes 1 and 15 for details on this transaction.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$31,330	$36,351
Accrued programming costs	19,306	19,620
Accrued compensation and related benefits	24,401	23,189
Accrued sales and other operating taxes	14,105	9,501
Accrued franchise fees	3,759	4,201
Deposits	6,987	6,550
Operating lease liabilities	4,029	4,601
Interest rate swap liability	30,510	11,045
Accrued insurance costs	7,747	6,174
Cash overdrafts	3,199	5,801
Equity investment payable(1)	13,387	-
All other accrued liabilities	8,994	9,960
Total accounts payable and accrued liabilities	$167,754	$136,993

(1)	Consists of the unfunded portion of the Company’s equity investment in Wisper at September 30, 2020. Refer to note 1 for details on this transaction.

Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities	$9,379	$11,146
Accrued compensation and related benefits	6,578	7,154
Deferred revenue	5,109	5,514
All other noncurrent liabilities	7,263	3,043
Total other noncurrent liabilities	$28,329	$26,857

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cable distribution systems	$1,863,535	$1,779,964
Customer premise equipment	277,014	266,190
Other equipment and fixtures	457,886	444,799
Buildings and improvements	115,880	113,331
Capitalized software	105,012	99,988
Construction in progress	95,872	93,352
Land	13,268	13,361
Right-of-use assets	10,268	10,187
Property, plant and equipment, gross	2,938,735	2,821,172
Less: Accumulated depreciation and amortization	(1,694,471)	(1,619,901)
Property, plant and equipment, net	$1,244,264	$1,201,271

The balance at September 30, 2020 included $13.9 million of property, plant and equipment acquired in the Valu-Net acquisition on July 1, 2020 and excluded $16.4 million of property, plant and equipment from the Anniston System contributed to Hargray in exchange for a minority equity interest on October 1, 2020. The Anniston System’s carrying value of $16.4 million was classified as assets held for sale at September 30, 2020 and is included within other noncurrent assets in the condensed consolidated balance sheet.

Depreciation and amortization expense for property, plant and equipment was $59.8 million and $44.5 million for the three months ended September 30, 2020 and 2019, respectively, and $168.4 million and $144.9 million for the nine months ended September 30, 2020 and 2019, respectively.

In January 2019, a portion of the Company’s previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million.

6.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $434.9 million and $429.6 million at September 30, 2020 and December 31, 2019, respectively, with the increase pertaining to goodwill recognized in the Valu-Net acquisition on July 1, 2020. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				September 30, 2020			December 31, 2019
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,927	$-	$2,927	$2,895	$32
Customer relationships	14	–	17	369,700	70,543	299,157	362,000	37,470	324,530
Trademarks and trade names	2.7	–	3	4,300	2,302	1,998	4,300	1,552	2,748
Total finite-lived intangible assets				$376,927	$75,772	$301,155	$369,227	$41,917	$327,310

Indefinite-Lived Intangible Assets
Franchise agreements						$989,571			$978,371
Trade name						7,500			6,700
Total indefinite-lived intangible assets						$997,071			$985,071

Total intangible assets, net						$1,298,226			$1,312,381

The increase in intangible assets from December 31, 2019 related to customer relationships, trade name and franchise assets associated with the Valu-Net acquisition on July 1, 2020.

Intangible asset amortization expense was $11.6 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively, and $33.9 million and $12.6 million for the nine months ended September 30, 2020 and 2019, respectively.

The future amortization of existing finite-lived intangible assets as of September 30, 2020 was as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining three months)	$11,495
2021	40,363
2022	35,415
2023	28,702
2024	23,773
Thereafter	161,407
Total	$301,155

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

7.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Senior Credit Facilities (as defined below)	$1,731,804	$1,753,045
Finance lease liabilities	5,749	5,943
Total debt	1,737,553	1,758,988
Less: Unamortized debt issuance costs	(15,230)	(18,142)
Less: Current portion of long-term debt	(33,350)	(28,909)
Total long-term debt	$1,688,973	$1,711,937

As of September 30, 2020, the second amended and restated credit agreement among the Company and its lenders (the “Credit Agreement”) provided for senior secured term loans in original aggregate principal amounts of $700 million (the “Term Loan A-2”), $500 million (the “Term Loan B-1”), $250 million (the “Term Loan B-2”) and $325 million (the “Term Loan B-3”) as well as a $350 million revolving credit facility that were scheduled to mature on May 8, 2024 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-1, the Term Loan B-2 and the Term Loan B-3, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Refer to the table below summarizing the Company’s outstanding term loans as of September 30, 2020, note 9 to the Company’s audited consolidated financial statements included in the 2019 Form 10-K for further details on the Company’s Senior Credit Facilities and note 15 for further details on the Third Restatement Agreement (as defined below).

In January 2020, the Company issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to $22.0 million if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of the Company as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that the Company closed an equity investment in Wisper, and Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of September 30, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet.

In March 2020, the Company borrowed $100 million under the Revolving Credit Facility for general corporate purposes, including for small acquisitions and strategic investments. The outstanding balance was repaid in full in May 2020 using a portion of the net proceeds from the Company’s public offering of common stock (the “Public Offering”). Refer to note 10 for information on the Public Offering. Letter of credit issuances under the Revolving Credit Facility totaled $29.6 million at September 30, 2020 and were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.63% per annum. As of September 30, 2020, the Company had $1.7 billion of aggregate outstanding term loans and $320.4 million available for borrowing under the Revolving Credit Facility.

A summary of the Company’s outstanding term loans as of September 30, 2020 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate

Term Loan A-2	5/8/2019	$700,000	Varies(4)	$680,866	5/8/2024	$513,945	LIBOR	1.50%	1.65%
	10/1/2019(3)
Term Loan B-1	5/1/2017	500,000	1.0%	483,750	5/1/2024	466,250	LIBOR	1.75%	1.90%
Term Loan B-2	1/7/2019	250,000	1.0%	246,250	1/7/2026	233,125	LIBOR	2.00%	2.15%
Term Loan B-3	6/14/2019	325,000	1.0%	320,938	1/7/2026	303,875	LIBOR	2.00%	2.15%
Total		$1,775,000		$1,731,804		$1,517,195

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

(3)	On May 8, 2019, $250 million was drawn. On October 1, 2019, an additional $450 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Revolving Credit Facility portion:
Other noncurrent assets	$2,008	$2,427
Term loans portion:
Long-term debt (contra account)	15,230	18,142
Total	$17,238	$20,569

The Company recorded debt issuance cost amortization of $1.1 million for both the three months ended September 30, 2020 and 2019 and $3.3 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

The future maturities of outstanding borrowings as of September 30, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
2020 (remaining three months)	$7,080
2021	37,106
2022	54,677
2023	81,033
2024	1,009,158
Thereafter	542,750
Total	$1,731,804

The Company was in compliance with all debt covenants as of September 30, 2020.

8.	INTEREST RATE SWAPS

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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2020	December 31, 2019
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$30,510	$11,045
Noncurrent portion:
Interest rate swap liability	$176,409	$78,612
Total	$206,919	$89,657

Stockholders’ Equity:
Accumulated other comprehensive loss	$155,843	$67,556

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$7,702	$888	$14,750	$1,339

Unrealized (gain) loss on cash flow hedges, gross	$(7,610)	$37,245	$117,262	$120,917
Less: Tax effect	1,806	(9,179)	(28,975)	(29,812)
Unrealized (gain) loss on cash flow hedges, net of tax	$(5,804)	$28,066	$88,287	$91,105

The Company does not hold any derivative instruments for speculative trading purposes.

9.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of September 30, 2020 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of September 30, 2020 were as follows (dollars in thousands):

	September 30, 2020
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$585,391	$585,391	Level 1
Commercial paper	$20,023	$19,987	Level 2
Liabilities:
Long-term debt (including current portion):
Term loans	$1,731,804	$1,725,564	Level 2
Other noncurrent liabilities (including current portion):
Interest rate swaps	$206,919	$206,919	Level 2

Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Commercial paper is held primarily with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (level 2). Money market investments and commercial paper with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the term loans are estimated based on market prices for similar instruments in active markets (level 2). Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2).

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the nine months ended September 30, 2020 or 2019.

10.	STOCKHOLDERS’ EQUITY

Public Equity Offering. In May 2020, the Company completed the Public Offering of 287,500 shares of its common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds to repay in full its outstanding borrowings of $100 million under the Revolving Credit Facility in May 2020 and for the Valu-Net and Wisper transactions. The Company expects to use the remainder of the proceeds for general corporate purposes, including for additional acquisitions and strategic investments.

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 151,370 held at September 30, 2020 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through September 30, 2020, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during the nine months ended September 30, 2020.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended September 30, 2020 and 2019 were less than $0.1 million and $0.1 million, for which the Company withheld 21 and 101 shares of common stock, respectively. The amounts remitted during the nine months ended September 30, 2020 and 2019 were $5.9 million and $2.9 million, for which the Company withheld 3,810 and 3,424 shares of common stock, respectively.

11.	EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers and employees of the Company and its affiliates are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At September 30, 2020, 128,640 shares were available for issuance under the 2015 Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted Stock	$3,072	$2,006	$8,257	$5,685
SARs	795	1,052	2,257	3,476
Total	$3,867	$3,058	$10,514	$9,161

The Company recognized income tax benefits of $1.7 million and $1.0 million related to equity-based compensation awards during the three months ended September 30, 2020 and 2019, respectively, and $9.7 million and $3.7 million during the nine months ended September 30, 2020 and 2019, respectively. The deferred tax asset related to all outstanding equity-based compensation awards was $4.0 million as of September 30, 2020.

Restricted Stock. A summary of Restricted Stock activity during the nine months ended September 30, 2020 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	38,873	$728.77
Granted	11,874	$1,562.32
Forfeited	(5,399)	$716.83
Vested and issued	(10,658)	$681.05
Outstanding as of September 30, 2020	34,690	$1,025.86

Vested and deferred as of September 30, 2020	6,655	$618.54

At September 30, 2020, there was $19.1 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.3 years.

Stock Appreciation Rights. A summary of SARs activity during the nine months ended September 30, 2020 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	90,410	$676.41	$153.90	$73,419	7.5
Granted	5,000	$1,612.04	$396.56	$-	9.6
Exercised	(27,881)	$522.64	$113.62	$32,629	-
Forfeited	(6,891)	$846.81	$199.27
Outstanding as of September 30, 2020	60,638	$804.89	$187.27	$65,522	7.4

Exercisable as of September 30, 2020	23,123	$597.18	$134.13	$29,788	6.2

At September 30, 2020, there was $5.9 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.1 years.

The grant date fair value of the SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the nine months ended September 30, 2020 were as follows:

Inputs
Expected volatility	26.27%
Risk-free interest rate	0.45%
Expected term (in years)	6.25
Expected dividend yield	0.57%

12.	INCOME TAXES

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

The Company’s effective tax rate was 19.0% and 24.1% for the three months ended September 30, 2020 and 2019, respectively, and 15.1% and 23.3% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended September 30, 2020 compared to the prior year quarter was related primarily to a $3.2 million increase in income tax benefits attributable to the NOL carryback provision of the CARES Act. The decrease in the effective tax rate for the nine months ended September 30, 2020 compared to the prior year period was related primarily to a $13.0 million increase in income tax benefits attributable to the aforementioned NOL carryback, a $6.0 million increase in income tax benefits attributable to equity-based compensation awards and a $1.3 million decrease in income tax expenses attributable to state effective tax rate changes.

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

The computation of basic and diluted net income per common share (dollars in thousands, except per share amounts) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$66,287	$49,835	$198,153	$124,969
Denominator:
Weighted average common shares outstanding - basic	6,001,561	5,682,167	5,844,330	5,676,681
Effect of dilutive equity-based compensation awards(1)	48,854	59,499	53,115	54,117
Weighted average common shares outstanding - diluted	6,050,415	5,741,666	5,897,445	5,730,798

Net Income per Common Share:
Basic	$11.04	$8.77	$33.91	$22.01
Diluted	$10.96	$8.68	$33.60	$21.81

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	421	93	261	828

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.

14.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the consolidated balance sheets. As of September 30, 2020, there have been no material changes to the contractual obligations previously disclosed in the 2019 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $22.0 million in January 2020 on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of September 30, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 7 for further details on this transaction.

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

15. SUBSEQUENT EVENTS

In July 2020, the Company entered into an agreement with Hargray to contribute the Anniston System in exchange for a minority equity interest (less than 20%) in Hargray. On October 1, 2020, the Company completed the contribution.

On October 26, 2020, the Company priced an offering of $650.0 million of 4.0% senior notes due 2030 (the “Notes Offering”). The Notes Offering is expected to close on November 9, 2020, subject to customary closing conditions. The Company expects to use the net proceeds from the Notes Offering for general corporate purposes, which may include acquisitions and strategic investments, including the MBI Investment.

On October 30, 2020, the Company and certain of its wholly owned subsidiaries entered into a Third Restatement Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders party thereto to amend and restate the Credit Agreement (the “Third Restatement Agreement”). The Third Restatement Agreement amended the Credit Agreement to (i) upsize the Term Loan B-3 by $300.0 million (the “TLB-3 Upsize”) and extend the scheduled maturity of the Term Loan B-2 and the Term Loan B-3 to October 30, 2027, (ii) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $150.0 million to $500.0 million and extend the scheduled maturity of the Revolving Credit Facility and the Term Loan A-2 to October 30, 2025 and (iii) reset the amortization schedule of the Term Loan A-2 so that the Term Loan A-2 will amortize in equal quarterly installments following the date of the amendment and restatement at a rate (expressed as a percentage of the outstanding principal amount on October 30, 2020) of 2.5% per annum for each of the first two years, 5.0% per annum for the third year, 7.5% per annum for the fourth year and 12.5% per annum for the fifth year (in each case subject to customary adjustments in the event of any prepayment), with the balance due upon maturity. Except as described above, the Third Restatement Agreement did not make any material changes to the terms of the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 or the Revolving Credit Facility. The Company used the net proceeds from the TLB-3 Upsize, together with cash on hand, to repay all $483.8 million aggregate principal amount of its outstanding Term Loan B-1.

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

Any discussion of consolidated results or performance for the three and nine months ended September 30, 2020 is inclusive of the Fidelity and Valu-Net operations from their respective acquisition dates, as applicable. Fidelity and Valu-Net are collectively referred to as the “acquired operations.”

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states. We provide these broadband services to residential and business customers in more than 950 communities as of September 30, 2020. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 78% of our customers located in seven states as of September 30, 2020: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 984,000 residential and business customers out of approximately 2.4 million homes passed as of September 30, 2020. Of these customers, approximately 866,000 subscribed to data services, 277,000 subscribed to video services and 132,000 subscribed to voice services as of September 30, 2020.

We generate substantially all of our revenues through four primary products. Ranked by share of our total revenues through the first nine months of 2020, they are residential data (49.9%), residential video (25.9%), business services (data, voice and video: 17.8%) and residential voice (3.6%). The profit margins, growth rates and capital intensity of our four primary products vary significantly due to competition, product maturity and relative costs.

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. We paid a purchase price of $358.8 million in cash on a debt-free basis. On October 1, 2019, we acquired Fidelity, a provider of connectivity services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. We paid a purchase price of $531.4 million in cash on a debt-free basis. On July 1, 2020, we acquired Valu-Net, an all-fiber internet service provider headquartered in Kansas with approximately 5,000 residential data subscribers at the time of the acquisition. We paid a purchase price of $38.9 million in cash on a debt-free basis.

On May 4, 2020, we made a $27.2 million minority equity investment (less than 10%) in Nextlink, a wireless internet service provider. On July 10, 2020, we acquired a $25.3 million minority equity interest (approximately 40%) in Wisper, a wireless internet service provider. On September 28, 2020, we entered into a definitive agreement to acquire a minority equity interest (approximately 45%) in MBI, a data, video and voice services provider, for approximately $574 million in cash, subject to adjustment for transaction expenses. MBI’s network passes approximately 630,000 homes and has upgraded systems and a high-capacity plant with more than 15,800 network plant miles, including over 4,100 fiber route miles, capable of delivering Gigabit speeds across its footprint. The MBI Investment is expected to close during the fourth quarter of 2020. On October 1, 2020, we contributed the assets of the Anniston System in exchange for a minority equity interest (less than 20%) in Hargray, a data, video and voice services provider. The Anniston System had approximately 19,000 residential data subscribers at the time of the asset contribution.

Beginning in 2013, we shifted our focus towards growing our higher margin businesses, namely residential data and business services, rather than our prior concentration on growing revenues through subscriber retention and maximizing customer primary service units (“PSUs”). We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins (refer to the section entitled “Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure).

Excluding the effects of our recently completed and possible future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our four primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated during the nine months ended September 30, 2020, in part as a result of the COVID-19 pandemic and our associated responses discussed below, including the now-concluded temporary suspension of data services disconnections. We expect growth for this product line to continue over the long-term as upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and the flexibility of our data service offerings and our Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. We experienced a slightly accelerated decline in organic residential video customers and revenues during the nine months ended September 30, 2020 as a result of our response to the COVID-19 pandemic. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future.

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

●

Business services. We have experienced significant growth in business data customers and revenues, and we expect this growth to continue over the long-term. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins for products sold to business customers have remained attractive, which we expect will continue. During the nine months ended September 30, 2020, the COVID-19 pandemic and our associated responses, including business sales associates working from home, resulted in suppressed sales growth from small business customers while at the same time the pandemic presented additional subscriber acquisition and upgrade opportunities primarily for larger and enterprise businesses in need of faster and more reliable data and voice services.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Over our last three fiscal years, more than 50% of our total capital expenditures were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. As of September 30, 2020, we offered Gigabit data service to approximately 97% of our homes passed. We are also deploying DOCSIS 3.1 to further increase our network capacity and enable future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements, including in certain of the new markets we have acquired, because we believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network.

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

COVID-19 Update

We represent a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 pandemic. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing several compensation-related enhancements, including “purpose pay,” which provided a 25% premium to base pay for certain associates who were required to leave their homes to perform their essential job functions and was concluded in early September 2020; and establishing health protocols and providing personal protective equipment to protect our associates, customers and others.

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

Other actions taken by us beginning in March 2020 to assist customers and the communities we serve during the COVID-19 pandemic included discontinuing charging data overage fees, which was later extended through the end of June 2020; offering a low-cost 15 Megabit per second residential data plan for $10 per month for the first three months of service to help low-income families and those most impacted by the pandemic, which is available through December 31, 2020; donating more than $300,000 for community relief efforts and supporting various other local relief efforts; and partnering with communities, hospitals, medical centers and other essential institutions to address their broadband connection needs and challenges. Further, we have agreed to participate in a program that helps school districts and states provide internet access for students in low-income households. We also revised a majority of our residential data plans to provide 50 to 300 Gigabits of additional data based on the plan as of July 1, 2020, and we continued to work with residential and small business data and voice customers who have been harmed financially by the COVID-19 pandemic to keep them connected by offering flexible payment plans. Meanwhile, to meet the increased demand from new residential data customers, we focused on data-only connects for most of the second and third quarters of 2020.

In addition to the effects to our primary product lines noted above, the COVID-19 pandemic and our associated responses negatively impacted Adjusted EBITDA by $3.3 million and $19.8 million during the three and nine months ended September 30, 2020, respectively. The negative impacts were driven primarily by a decrease in revenues from the now-concluded suspensions of data overage fees, late charges and reconnect fees, although these items continued to have an adverse effect throughout the third quarter of 2020, and diminished growth in business services revenues, coupled with higher labor costs and other operating expenses. These negative Adjusted EBITDA impacts were more than offset by a greater-than-usual gain in residential data customers during the second and third quarters of 2020 and the associated increase in residential data revenues as well as lower travel costs. For the three months ended September 30, 2020, we also recorded sequentially lower bad debt expense as collections of receivables were better than originally estimated.

The planned implementation of our new ERP system because of resource challenges and inefficiencies that resulted from the COVID-19 pandemic remains on schedule for implementation by the summer of 2021.

We expect the negative impacts associated with the actions we took in response to the pandemic to largely dissipate during the fourth quarter of 2020, due primarily to the resumption of billing late charges, reconnect fees and data overage fees for a full quarter as well as the normalization of labor costs. In addition, the increase in residential data revenues associated with the significant number of residential data customers acquired during the COVID-19 pandemic is anticipated to continue during the fourth quarter of 2020. However, we continue to face various uncertainties related to the impact of the COVID-19 pandemic on the overall economy and our business, including whether we are able to sustain continued customer growth, our level of bad debt expense and if some of the expense reductions realized during the third quarter of 2020 will continue or if those expenses will return to more normal levels given the fluid situation regarding pandemic-related restrictions across the country.

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

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of September 30,		Annual Net Gain/(Loss)
	2020	2019	Change	% Change
Residential data PSUs	784	619	165	26.7
Residential video PSUs	263	283	(20)	(7.1)
Residential voice PSUs	96	91	4	4.9
Total residential PSUs	1,143	993	150	15.1

Business data PSUs	81	70	11	16.2
Business video PSUs	14	15	(1)	(7.5)
Business voice PSUs	36	30	6	20.3
Total business services PSUs	131	115	16	14.2

Total data PSUs	866	689	177	25.6
Total video PSUs	277	298	(21)	(7.1)
Total voice PSUs	132	121	11	8.7
Total PSUs	1,274	1,108	166	15.0

Residential customer relationships	897	744	153	20.5
Business customer relationships	87	77	10	12.4
Total customer relationships	984	821	162	19.8

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

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

Revenues

Revenues increased $54.0 million, or 18.9%, due primarily to increases in residential data and business services revenues of $40.2 million and $8.8 million, respectively. The increase was primarily the result of the acquired operations, which contributed $37.1 million, and organic growth in our higher margin product lines of residential data and business services, partially offset by decreases in organic residential video, residential voice and other revenues. Certain actions we took in response to the COVID-19 pandemic, which have generally concluded and included waiving late charges, suspending collection activities (which reduced reconnect fees) and temporarily discontinuing charging data overage fees, negatively impacted consolidated revenues by $3.5 million during the three months ended September 30, 2020. This negative impact on consolidated revenues, of which $1.9 million was associated with other revenues, was more than offset in the third quarter of 2020 by a larger-than-usual gain in residential data customers during the second and third quarters of 2020 and the associated increase in residential data revenues related to the COVID-19 pandemic.

Revenues by service offering for the three months ended September 30, 2020 and 2019, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2020		2019		2020 vs. 2019
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$174,527	51.5	$134,320	47.1	$40,207	29.9
Residential video	83,553	24.6	80,999	28.4	2,554	3.2
Residential voice	11,490	3.4	10,254	3.6	1,236	12.1
Business services	59,441	17.5	50,662	17.8	8,779	17.3
Other	9,951	3.0	8,756	3.1	1,195	13.6
Total revenues	$338,962	100.0	$284,991	100.0	$53,971	18.9

Residential data service revenues increased $40.2 million, or 29.9%, due primarily to the acquired operations, organic subscriber growth, including a larger-than-usual subscriber gain during the second and third quarters of 2020 as a result of the COVID-19 pandemic, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $2.6 million, or 3.2%, due primarily to the acquired operations and a rate adjustment, partially offset by a 16.0% year-over-year decrease in residential video subscribers, excluding the acquired operations.

Residential voice service revenues increased $1.2 million, or 12.1%, due primarily to the acquired operations, partially offset by a 14.2% year-over-year decrease in residential voice subscribers, excluding the acquired operations.

Business services revenues increased $8.8 million, or 17.3%, due primarily to the acquired operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 12.4% year-over-year.

Other revenues increased $1.2 million, or 13.6%, due primarily to the acquired operations, partially offset by actions we took in response to the COVID-19 pandemic, which have generally concluded and included temporarily waiving late charges and suspending collection activities (which reduced reconnect fees).

ARPU for the indicated service offerings for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Residential data	$74.69	$72.09	$2.60	3.6
Residential video	$102.72	$93.42	$9.30	10.0
Residential voice	$39.17	$36.85	$2.32	6.3
Business services	$229.10	$219.92	$9.18	4.2

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $107.3 million for the three months ended September 30, 2020 and increased $12.4 million, or 13.1%, compared to the three months ended September 30, 2019. Operating expenses as a percentage of revenues were 31.7% and 33.3% for the three months ended September 30, 2020 and 2019, respectively. The increase in operating expenses was primarily attributable to $12.2 million of additional expenses related to the acquired operations, a $2.1 million increase in labor costs and a $1.4 million increase in repairs and maintenance costs, partially offset by a $3.3 million decrease in programming expenses. On a consolidated basis, operating expenses for the three months ended September 30, 2020 reflect $4.0 million of increased labor costs and other operating expenses as a result of the COVID-19 pandemic.

Selling, general and administrative expenses were $62.6 million for the three months ended September 30, 2020 and increased $3.7 million, or 6.3%, compared to the three months ended September 30, 2019. Selling, general and administrative expenses as a percentage of revenues were 18.5% and 20.7% for the three months ended September 30, 2020 and 2019, respectively. The increase in selling, general and administrative expenses was primarily attributable to $7.2 million of additional expenses related to the acquired operations and a $3.1 million increase in labor and other compensation-related costs, partially offset by decreases of $2.9 million in bad debt expense and $2.7 million in rebranding costs. On a consolidated basis, selling, general and administrative expenses for the three months ended September 30, 2020 reflect $4.1 million in reduced expenses primarily attributable to lower bad debt expense, as collections of receivables during the three months ended September 30, 2020 were better than originally estimated, and lower travel costs resulting from the COVID-19 pandemic.

Depreciation and amortization expense was $71.4 million for the three months ended September 30, 2020, including $12.5 million attributable to the acquired operations, and increased $22.7 million, or 46.5%, compared to the three months ended September 30, 2019. The remaining increase was due primarily to new assets placed in service since the third quarter of 2019, partially offset by assets that became fully depreciated since the third quarter of 2019. As a percentage of revenues, depreciation and amortization expense was 21.1% and 17.1% for the three months ended September 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $17.6 million for the three months ended September 30, 2020 and increased $1.5 million, or 9.2%, compared to the three months ended September 30, 2019. The increase was driven primarily by additional outstanding debt and higher interest rate swap settlement expense, partially offset by lower interest rates.

Other Income, Net

Other income of $3.2 million and $1.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively, consisted of interest and investment income.

Income Tax Provision

Income tax provision was $15.5 million for the three months ended September 30, 2020 and decreased $0.3 million, or 1.8%, compared to the three months ended September 30, 2019. Our effective tax rate was 19.0% and 24.1% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate was due primarily to a $3.2 million increase in income tax benefits attributable to the NOL carryback provision of the CARES Act.

Net Income

Net income was $66.3 million for the three months ended September 30, 2020 compared to $49.8 million for the three months ended September 30, 2019, an increase of $16.5 million.

Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $5.8 million for the three months ended September 30, 2020 and increased $33.9 million, or 120.7%, compared to the three months ended September 30, 2019 due primarily to favorable changes in forward interest rates.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

Revenues

Revenues increased $139.2 million, or 16.4%, due primarily to increases in residential data and business services revenues of $96.6 million and $28.2 million, respectively. The increase was primarily the result of the acquired operations, which contributed $102.3 million, and organic growth in our higher margin product lines of residential data and business services, partially offset by decreases in organic residential video and other revenues. Certain actions we took in response to the COVID-19 pandemic, which have generally concluded and included temporarily discontinuing charging data overage fees, waiving late charges and suspending collection activities (which reduced reconnect fees), negatively impacted consolidated revenues by $12.1 million during the nine months ended September 30, 2020. This negative impact on consolidated revenues, of which $7.4 million was associated with other revenues, was more than offset by a larger-than-usual gain in residential data customers and the associated increase in residential data revenues related to the COVID-19 pandemic during the second and third quarters of 2020.

Revenues by service offering for the nine months ended September 30, 2020 and 2019, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2020		2019		2020 vs. 2019
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$493,532	49.9	$396,955	46.7	$96,577	24.3
Residential video	256,203	25.9	248,834	29.3	7,369	3.0
Residential voice	36,038	3.6	30,584	3.6	5,454	17.8
Business services	175,771	17.8	147,564	17.4	28,207	19.1
Other	26,917	2.8	25,309	3.0	1,608	6.4
Total revenues	$988,461	100.0	$849,246	100.0	$139,215	16.4

Residential data service revenues increased $96.6 million, or 24.3%, due primarily to the acquired operations, organic subscriber growth, including a larger-than-usual subscriber gain in the second and third quarters of 2020 as a result of the COVID-19 pandemic, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $7.4 million, or 3.0%, due primarily to the acquired operations and a rate adjustment, partially offset by a 16.0% year-over-year decrease in residential video subscribers, excluding the acquired operations.

Residential voice service revenues increased $5.5 million, or 17.8%, due primarily to the acquired operations and the recognition of certain passthrough fees that were historically reported on a net basis, partially offset by a 14.2% year-over-year decrease in residential voice subscribers, excluding the acquired operations.

Business services revenues increased $28.2 million, or 19.1%, due primarily to the acquired operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 12.4% year-over-year.

ARPU for the indicated service offerings for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Residential data	$73.73	$71.74	$1.99	2.8
Residential video	$101.25	$92.90	$8.35	9.0
Residential voice(1)	$39.97	$35.53	$4.44	12.5
Business services(1)	$227.92	$219.39	$8.53	3.9

(1)

The increases in residential voice and business services ARPU from the prior year were partially a result of certain passthrough fees that were reported on a net basis prior to the second quarter of 2019. Residential voice and business services ARPU for the nine months ended September 30, 2020 would have been $34.64 and $224.22, respectively, if reported on a comparable basis.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $319.3 million for the nine months ended September 30, 2020 and increased $34.2 million, or 12.0%, compared to the nine months ended September 30, 2019. Operating expenses as a percentage of revenues were 32.3% and 33.6% for the nine months ended September 30, 2020 and 2019, respectively. The increase in operating expenses was due primarily to $33.5 million of additional expenses related to the acquired operations, a $7.3 million increase in labor costs and $3.8 million of higher repairs and maintenance costs, partially offset by a $11.0 million decrease in programming expenses. On a consolidated basis, operating expenses for the nine months ended September 30, 2020 reflect $8.1 million of increased labor costs and other operating expenses as a result of the COVID-19 pandemic.

Selling, general and administrative expenses were $190.5 million for the nine months ended September 30, 2020 and increased $10.1 million, or 5.6%, compared to the nine months ended September 30, 2019. Selling, general and administrative expenses as a percentage of revenues were 19.3% and 21.2% for the nine months ended September 30, 2020 and 2019, respectively. The increase in selling, general and administrative expenses was primarily attributable to $19.5 million of additional expenses related to the acquired operations and an $8.7 million increase in labor and other compensation-related costs, partially offset by decreases of $5.6 million in rebranding costs, $4.9 million in health insurance costs, $3.4 million in acquisition-related costs, $2.3 million in system conversion costs and $2.0 million in repairs and maintenance costs. The lower health insurance costs were due to reduced claims activity in connection with stay-at-home orders issued during the pandemic. The COVID-19 pandemic did not have a material impact on selling, general and administrative expenses for the nine months ended September 30, 2020 as increases in bad debt expense and charitable donations were offset by lower travel costs.

Depreciation and amortization expense was $202.3 million for the nine months ended September 30, 2020, including $34.3 million attributable to the acquired operations, and increased $44.9 million, or 28.5%, compared to the nine months ended September 30, 2019. The remaining increase was due primarily to new assets placed in service since the third quarter of 2019, partially offset by assets that became fully depreciated since the third quarter of 2019. As a percentage of revenues, depreciation and amortization expense was 20.5% and 18.5% for the nine months ended September 30, 2020 and 2019, respectively.

We recognized a net gain on asset sales and disposals of $3.1 million during the nine months ended September 30, 2020 compared to a net loss on asset sales and disposals of $4.4 million during the nine months ended September 30, 2019. The nine months ended September 30, 2020 included a $6.6 million non-cash gain on the sale of certain tower properties. The nine months ended September 30, 2019 included a $1.6 million gain on the sale of a non-operating property that housed our former headquarters.

Interest Expense

Interest expense was $52.8 million for the nine months ended September 30, 2020 and increased $0.2 million, or 0.3%, compared to the nine months ended September 30, 2019.

Other Income (Expense)

Other income of $6.6 million for the nine months ended September 30, 2020 consisted of interest and investment income. Other expense of $6.2 million for the nine months ended September 30, 2019 consisted of a $6.5 million call premium related to the redemption of our previously outstanding senior notes and $4.9 million of debt issuance cost write-offs, partially offset by interest and investment income.

Income Tax Provision

Income tax provision was $35.2 million for the nine months ended September 30, 2020 and decreased $2.9 million, or 7.5%, compared to the nine months ended September 30, 2019. Our effective tax rate was 15.1% and 23.3% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate was due primarily to a $13.0 million increase in income tax benefits attributable to the NOL carryback provision of the CARES Act, a $6.0 million increase in income tax benefits attributable to equity-based compensation awards and a $1.3 million decrease in income tax expenses attributable to state effective tax rate changes.

Net Income

Net income was $198.2 million for the nine months ended September 30, 2020 compared to $125.0 million for the nine months ended September 30, 2019, an increase of $73.2 million.

Unrealized Loss on Cash Flow Hedges and Other, Net of Tax

Unrealized loss on cash flow hedges and other, net of tax was $88.3 million for the nine months ended September 30, 2020 and decreased $2.8 million, or 3.1%, compared to the nine months ended September 30, 2019 due primarily to lower unrealized losses on our interest rate swaps.

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

	Three Months Ended September 30,		2020 vs. 2019
(dollars in thousands)	2020	2019	$ Change	% Change
Net income	$66,287	$49,835	$16,452	33.0

Plus: Interest expense	17,560	16,079	1,481	9.2
Income tax provision	15,515	15,801	(286)	(1.8)
Depreciation and amortization	71,421	48,737	22,684	46.5
Equity-based compensation	3,867	3,058	809	26.5
Severance expense	-	37	(37)	(100.0)
Loss on deferred compensation	93	41	52	126.8
Acquisition-related costs	563	1,228	(665)	(54.2)
Loss on asset sales and disposals, net	1,511	2,362	(851)	(36.0)
System conversion costs	248	1,114	(866)	(77.7)
Rebranding costs	517	3,246	(2,729)	(84.1)
Other income, net	(3,231)	(1,582)	(1,649)	104.2

Adjusted EBITDA	$174,351	$139,956	$34,395	24.6

	Nine Months Ended September 30,		2020 vs. 2019
(dollars in thousands)	2020	2019	$ Change	% Change
Net income	$198,153	$124,969	$73,184	58.6

Plus: Interest expense	52,849	52,691	158	0.3
Income tax provision	35,184	38,036	(2,852)	(7.5)
Depreciation and amortization	202,284	157,416	44,868	28.5
Equity-based compensation	10,514	9,161	1,353	14.8
Severance expense	-	215	(215)	(100.0)
Loss on deferred compensation	72	294	(222)	(75.5)
Acquisition-related costs	3,873	7,322	(3,449)	(47.1)
(Gain) loss on asset sales and disposals, net	(3,122)	4,375	(7,497)	(171.4)
System conversion costs	944	3,287	(2,343)	(71.3)
Rebranding costs	1,095	6,658	(5,563)	(83.6)
Other (income) expense, net	(6,620)	6,248	(12,868)	(206.0)

Adjusted EBITDA	$495,226	$410,672	$84,554	20.6

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, capital expenditures, potential acquisitions and strategic investments, including the MBI Investment, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities, the net proceeds of the Notes Offering and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make capital expenditures, make future acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, including the impact of the COVID-19 pandemic, some of which are beyond our control.

In light of the volatility in the debt markets resulting from the COVID-19 pandemic as well as our desire to enhance our flexibility in pursuing acquisitions and strategic investments, in May 2020, we completed the Public Offering and raised $469.8 million, after deducting underwriting discounts and offering expenses.

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$398,980	$335,185	$63,795	19.0
Net cash used in investing activities	(299,844)	(527,622)	227,778	(43.2)
Net cash provided by financing activities	400,925	74,172	326,753	NM
Increase (decrease) in cash and cash equivalents	500,061	(118,265)	618,326	NM
Cash and cash equivalents, beginning of period	125,271	264,113	(138,842)	(52.6)
Cash and cash equivalents, end of period	$625,332	$145,848	$479,484	NM

NM = Not meaningful.

The $63.8 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $84.6 million, lower cash paid for rebranding costs and acquisition costs and a notes redemption call premium paid in the second quarter of 2019, partially offset by higher cash paid for taxes and unfavorable changes in accounts receivable.

The $227.8 million decrease in net cash used in investing activities from the prior year period was due primarily to $356.9 million of net cash outflows related to the Clearwave acquisition in the first quarter of 2019, partially offset by a $45.9 million increase in cash paid for capital expenditures, $38.3 million of net cash outflows related to the Valu-Net acquisition in the third quarter of 2020, $37.2 million of equity investments during 2020 and lower proceeds from sales of property, plant and equipment during the first nine months of 2020.

The $326.8 million increase in net cash provided by financing activities from the prior year period was due primarily to $469.8 million of net proceeds from the Public Offering in the second quarter of 2020, partially offset by a $151.1 million reduction in net debt borrowings compared to the prior year quarter.

On July 1, 2015, the Board authorized up to $250 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the third quarter of 2020, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during the nine months ended September 30, 2020.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the third quarter of 2020, the Board approved a quarterly dividend of $2.50 per share of common stock, which was paid on September 4, 2020.

Financing Activity

As of September 30, 2020, the Credit Agreement provided for the Term Loan A-2, the Term Loan B-1, the Term Loan B-2, the Term Loan B-3 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

In January 2020, we issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to $22.0 million if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of us as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that we closed an equity investment in Wisper, and Wisper has guaranteed and indemnified us in connection with such letters of credit. As of September 30, 2020, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet.

In March 2020, we borrowed $100 million under the Revolving Credit Facility for general corporate purposes, including for small acquisitions and investments. The outstanding balance was repaid in full in May 2020 using a portion of the net proceeds from the Public Offering. Letter of credit issuances under the Revolving Credit Facility totaled $29.6 million and were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.63% per annum. As of September 30, 2020, we had $1.7 billion of aggregate outstanding term loans and $320.4 million available for borrowing under the Revolving Credit Facility.

A summary of our outstanding term loans as of September 30, 2020 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019	$700,000	Varies(4)	$680,866	5/8/2024	$513,945	LIBOR	1.50%	1.65%
	10/1/2019(3)
Term Loan B-1	5/1/2017	500,000	1.0%	483,750	5/1/2024	466,250	LIBOR	1.75%	1.90%
Term Loan B-2	1/7/2019	250,000	1.0%	246,250	1/7/2026	233,125	LIBOR	2.00%	2.15%
Term Loan B-3	6/14/2019	325,000	1.0%	320,938	1/7/2026	303,875	LIBOR	2.00%	2.15%
Total		$1,775,000		$1,731,804		$1,517,195

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

(3)	On May 8, 2019, $250 million was drawn. On October 1, 2019, an additional $450 million was drawn.
(4)	Per annum amortization rates for years one through five following the closing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.

Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Revolving Credit Facility portion:
Other noncurrent assets	$2,008	$2,427
Term loans portion:
Long-term debt (contra account)	15,230	18,142
Total	$17,238	$20,569

We recorded debt issuance cost amortization of $1.1 million for both the three months ended September 30, 2020 and 2019 and $3.3 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

We were in compliance with all debt covenants as of September 30, 2020.

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement effective in March 2019, with respect to a notional amount of $850 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement effective in June 2020, with respect to a notional amount of $350 million, our monthly payment is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $7.7 million and $0.9 million on interest rate swaps during the three months ended September 30, 2020 and 2019, respectively, and $14.8 million and $1.3 million during the nine months ended September 30, 2020 and 2019, respectively, which were reflected in interest expense within the condensed consolidated statements of operations and comprehensive income.

In May 2020, we completed the Public Offering of 287,500 shares of our common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. We used a portion of the net proceeds to repay in full our outstanding borrowings of $100 million under the Revolving Credit Facility in May 2020 and for the Valu-Net and Wisper transactions. We expect to use the remainder of the proceeds for general corporate purposes, including for additional acquisitions and strategic investments.

On October 26, 2020, we priced the Notes Offering of $650.0 million of 4.0% senior notes due 2030. The Notes Offering is expected to close on November 9, 2020, subject to customary closing conditions. We expect to use the net proceeds from the Notes Offering for general corporate purposes, which may include acquisitions and strategic investments, including the MBI Investment.

On October 30, 2020, we and certain of our wholly owned subsidiaries entered into the Third Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto to amend and restate the Credit Agreement. The Third Restatement Agreement amended the Credit Agreement to (i) upsize the Term Loan B-3 by $300.0 million and extend the scheduled maturity of the Term Loan B-2 and the Term Loan B-3 to October 30, 2027, (ii) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $150.0 million to $500.0 million and extend the scheduled maturity of the Revolving Credit Facility and the Term Loan A-2 to October 30, 2025 and (iii) reset the amortization schedule of the Term Loan A-2 so that the Term Loan A-2 will amortize in equal quarterly installments following the date of the amendment and restatement at a rate (expressed as a percentage of the outstanding principal amount on October 30, 2020) of 2.5% per annum for each of the first two years, 5.0% per annum for the third year, 7.5% per annum for the fourth year and 12.5% per annum for the fifth year (in each case subject to customary adjustments in the event of any prepayment), with the balance due upon maturity. Except as described above, the Third Restatement Agreement did not make any material changes to the terms of the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 or the Revolving Credit Facility. We used the net proceeds from the TLB-3 Upsize, together with cash on hand, to repay all $483.8 million aggregate principal amount of our outstanding Term Loan B-1.

Refer to notes 9 and 11 to our audited consolidated financial statements included in the 2019 Form 10-K and notes 7, 8 and 15 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.

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

Our capital expenditures by category for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019(1)
Customer premise equipment	$52,210	$40,764
Commercial	36,888	29,376
Scalable infrastructure	30,851	30,481
Line extensions	14,436	12,793
Upgrade/rebuild	43,882	22,522
Support capital	39,727	40,388
Total	$217,994	$176,324

(1)	Capital expenditures associated with Clearwave operations for the nine months ended September 30, 2019 have been reclassified from scalable infrastructure, line extensions and support capital to commercial to conform with the current period presentation.

Contractual Obligations and Contingent Commitments

As of September 30, 2020, except for the letters of credit totaling $22.0 million issued on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2019 Form 10-K.

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

Changes in Critical Accounting Policies and Estimates

Goodwill. We test goodwill for impairment at the reporting unit level, which was historically established at the geographic division level. We reevaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. Effective in the second quarter of 2020, as a result of progress made in our staged rebranding initiative and the further alignment of service offerings and product pricing for recent acquisitions with our legacy business, we reevaluated the basis of our goodwill reporting units and identified a single goodwill reporting unit based on the chief operating decision maker’s current performance monitoring and resource allocation process and the similarity of our geographic divisions.

Indefinite-Lived Intangible Assets. The unit of account for our franchise agreements was historically established at the geographic division level. We reevaluate the unit of account used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. Effective in the second quarter of 2020, as a result of progress made in our staged rebranding initiative and the further alignment of service offerings and product pricing for recent acquisitions with our legacy business, we reevaluated the basis of our franchise agreements unit of account for use in impairment assessments and identified a single unit of account for franchise agreements based on a reevaluation of our current operations and the use of our assets.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2020 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We represent a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 pandemic. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing several compensation-related enhancements, including “purpose pay,” which provided a 25% premium to base pay for certain associates who were required to leave their homes to perform their essential job functions and was concluded in early September 2020; establishing health protocols and providing personal protective equipment to protect our associates, customers and others; temporarily discontinuing charging data overage fees, waiving late charges and suspending disconnection of data services for residential and business customers who were unable to pay due to disruptions caused by the pandemic, each of which has concluded; and introducing a new lower-cost residential data plan. We have taken and may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others.

As a result of the COVID-19 outbreak and the related responses by us and from governmental authorities, our operations have been impacted as described above, which has resulted, and may continue to result, in various negative impacts associated with the pandemic, such as reduced revenues from data overage fees, late charges, reconnect fees, and advertising and business services as well as increased expenses, which combined to suppress Adjusted EBITDA for the nine months ended September 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Update” in this Quarterly Report on Form 10-Q for additional information. Additionally, our business, financial results and financial condition have been and could be further adversely affected in a number of ways, which may include, but are not limited to, the following:

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

We recently made several acquisitions and strategic investments, and may make other acquisitions and strategic investments, which expose us to risks and uncertainties associated with acquisitions and strategic investments.

We completed the acquisition of RBI Holding LLC (NewWave) in May 2017, the Clearwave acquisition in January 2019 and the Fidelity acquisition in October 2019. In addition, we have made and may make other acquisitions and strategic investments, including the MBI Investment (each such acquired business or investee, a “Strategic Acquiree” and, collectively, the “Strategic Acquirees”). Such acquisitions and strategic investments could involve a number of risks and uncertainties, including:

●	uncertainties as to the timing of any acquisition or strategic investment and the risk that such transactions may not be completed in a timely manner or at all;

●

the possibility that any or all of the conditions to the consummation of any acquisition or strategic investment may not be satisfied or waived, including failure to receive any required regulatory approvals (or any conditions, limitations or restrictions placed in connection with such approvals);

●	the difficulty in integrating new Strategic Acquirees and their operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key associates of a Strategic Acquiree;

●	the potential diversion of senior management’s attention from our ongoing operations;

●	the difficulty of maintaining relationships with the customers, suppliers and other business partners of a Strategic Acquiree;

●	the difficulty and amount of time necessary to realize expected synergies and other benefits of the acquisitions or strategic investments;

●	the risks associated with integrating financial reporting and internal control systems;

●	the difficulty in adapting and expanding information technology systems and other business processes to incorporate the Strategic Acquirees;

●	potential future impairments of goodwill associated with the Strategic Acquirees;

●	in some cases, the potential for increased regulation;

●

risks relating to minority ownership positions in our strategic investments, including our initial minority ownership position in MBI, such as our ability to appoint only a minority of members of the board of managers of MBI, the fact that the managers of MBI will not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders and the limited category of transactions for which our consent will be needed under MBI’s operating agreement; and

●

uncertainties related to the exercise of the call option or the put option in the MBI Investment, including our ability to finance the purchase of the remaining membership interests in MBI on terms acceptable to us or at all.

If a Strategic Acquiree fails to operate as anticipated, cannot be successfully integrated with our existing business or one or more of the other risks and uncertainties identified above occur in connection with our acquisitions and strategic investments, our operations, business, results of operations and financial condition could be materially negatively affected.

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

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2020 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2020(2)	21	$1,776.67	-	$145,081
August 1 to 31, 2020	-	$-	-	$145,081
September 1 to 30, 2020	-	$-	-	$145,081
Total	21	$1,776.67	-

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

2.1

Equity Purchase Agreement, dated as of September 28, 2020, by and among Cable One, Inc., Mega Broadband Investments Holdings LLC, Mega Broadband Splitter, LP, Mega Broadband Blocker, Inc., and GTCR Fund XII/C LP.*

10.1

Third Restatement Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on October 30, 2020).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: November 5, 2020

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Senior Vice President and Chief Financial Officer

Date: November 5, 2020