Form 10-K
period 2020-12-31
Cable One, Inc.
filed 2021-02-26
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐       No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 was approximately $8.0 billion, based on the closing price for the registrant’s common stock on June 30, 2020. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2020 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 6,034,653 shares of the registrant’s common stock outstanding as of February 19, 2021.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition as well as anticipated impacts from, and our responses to, the COVID-19 pandemic. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	the duration and severity of the COVID-19 pandemic and its effects on our business, financial condition, results of operations and cash flows;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	uncertainties as to the timing of our acquisition of the equity interests in Hargray Acquisition Holdings, LLC (“Hargray”) that we do not already own (the “Hargray Acquisition”), and the risk that the Hargray Acquisition may not be completed in a timely manner or at all, including failure to receive any required regulatory approvals (or any conditions, limitations or restrictions placed in connection with such approvals);
●	risks that we may fail to realize the benefits anticipated as a result of the Hargray Acquisition;
●	business uncertainties that we and Hargray will be subject to while the Hargray Acquisition is pending that could adversely affect our and their businesses;
●	risks relating to existing or future acquisitions and strategic investments by us;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	our ability to continue to pay dividends;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
●	adverse economic conditions;
●	fluctuations in our stock price;
●	dilution from equity awards and potential stock issuances;
●	damage to our reputation or brand image;
●	our ability to retain key employees (whom we refer to as associates);
●	our ability to incur future indebtedness;
●	provisions in our charter that could limit the liabilities for directors; and
●	the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1	BUSINESS

Overview

Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states as of December 31, 2020. We provided these broadband services to residential and business customers in approximately 950 communities as of December 31, 2020. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 78% of our customers located in seven states as of December 31, 2020: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 969,000 residential and business customers out of approximately 2.3 million homes passed as of December 31, 2020. Of these customers, approximately 857,000 subscribed to data services, 260,000 subscribed to video services and 124,000 subscribed to voice services as of December 31, 2020.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2020, they are residential data (50.5%), residential video (25.1%) and business services (data, voice and video: 17.7%). The profit margins, growth rates and/or capital intensity of these three product lines vary significantly due to competition, product maturity and relative costs.

In 2020, our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins for residential data and business services were approximately eight and nine times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 61% and 66% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per primary service unit (“PSU”) basis.

We focus on growing our higher margin businesses, namely residential data and business services. Beginning in 2013, we began our shift away from our prior concentration on growing revenues through subscriber retention and maximizing customer PSUs. We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

Excluding the effects of our recently completed acquisitions and divestitures and any potential future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated during 2020, in part as a result of the COVID-19 pandemic and our associated responses discussed within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19.” During 2020, we organically added over 50% more residential data customers than we did during the four-and-a-half-year period between our July 2015 spin-off from our former corporate parent (described below) and the end of 2019. We expect growth for this product line to continue over the long-term as upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. We experienced a slightly accelerated decline in organic residential video customers and revenues during 2020 in connection with our response to the COVID-19 pandemic due to a temporary suspension of in-home installations. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. In 2021, we announced that we are launching Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers to stream our video channels from the cloud through a new app. This transition from linear to IPTV video service will enable us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

●

Business services. We have experienced significant growth in business data customers and revenues, and we expect this growth to continue over the long-term. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins for products sold to business customers have remained attractive, which we expect will continue. During 2020, the COVID-19 pandemic and our associated responses, including business sales associates working from home, resulted in suppressed sales growth from small business customers while at the same time the pandemic presented additional subscriber acquisition and upgrade opportunities primarily for mid-market and enterprise businesses in need of faster and more reliable data and voice services.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 50% of our total capital expenditures since 2017 were focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. As of December 31, 2020, we offered Gigabit data service to approximately 97% of our homes passed. We are also continuing to deploy DOCSIS 3.1, which, together with Sparklight TV, will further increase our network capacity and enable future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service into areas where our consortium was designated the winning bidder for the Federal Communications Commission’s (“FCC”) Rural Digital Opportunity Fund (“RDOF”) Phase I auction. We believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network. The term “legacy Cable One” in this Annual Report on Form 10-K refers to Cable One operations inclusive of operations acquired in the RBI Holding LLC (“NewWave”) transaction and excluding the impact or operations acquired in the Delta Communications, L.L.C. (“Clearwave”), Fidelity Communications Co. (“Fidelity”) and Valu-Net LLC (“Valu-Net”) transactions, each of which is described below.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 3.1 capabilities and new data service offerings for residential and business customers. At the same time, we intend to continue balancing the impact of the COVID-19 pandemic on our business, associates, customers and other stakeholders. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets in addition to pursuing organic growth through market expansion projects.

Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. Congress and numerous states, including Minnesota and Missouri (where we have subscribers), have proposed legislation and/or administrative actions that would lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the Federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and DOCSIS 3.0 capabilities in all of our systems. Our technically advanced infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber-to-the-premises or hybrid fiber-coaxial (“HFC”) network with ample unused capacity, and nearly all of our customers experience download speeds of 100 Megabits per second (“Mbps”) or higher, which meaningfully distinguishes our offerings from competitors in most of our markets. As a result of multi-year investments in our legacy Cable One plant, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition, we expect to substantially complete the initial deployment of DOCSIS 3.1 throughout our footprint in 2021, which will allow us to provide higher bandwidth availability and faster speeds to our customers. We believe these investments will reinforce our competitive strength in this area.

Impact of COVID-19

Refer to the sections entitled “Risks Factors” for risks we face due to the COVID-19 pandemic and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19” for information on the impact of COVID-19 on the Company.

Corporate History

In 1986, The Washington Post Company (the prior name of our former corporate parent, Graham Holdings Company (“GHC”)) acquired 53 cable television systems with approximately 350,000 subscribers in 15 Western, Midwestern and Southern states. We completed over 30 acquisitions and dispositions of cable systems through 2015, both through cash sales and system trades. In the process, we substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets and acquiring cable systems in non-metropolitan markets that fit our business model. On July 1, 2015, we became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of our spin-off from GHC.

On May 1, 2017, we acquired NewWave, a provider of data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas, for a purchase price of $740.2 million. On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois, for a purchase price of $358.8 million. On October 1, 2019, we acquired the data, video and voice business and certain related assets of Fidelity, a provider of connectivity services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas, for a purchase price of $531.4 million. On July 1, 2020, we acquired Valu-Net, an all-fiber internet service provider headquartered in Kansas, for a purchase price of $38.9 million.

In 2019, we began rebranding our consumer-facing business to Sparklight. The Sparklight brand better conveys who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world. As part of the rebranding, we began streamlining our residential internet service plans and pricing as well as offering even faster speeds, further value and the ability to include unlimited data on any plan. In addition, we have strengthened and will continue to strengthen our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources. We completed the rebranding of the vast majority of legacy Cable One systems in 2020 and we plan to rebrand Fidelity systems in the coming years.

In 2020, we made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. On May 4, 2020, we made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, we acquired an approximately 40% minority equity interest in Wisper ISP, LLC, a wireless internet service provider (“Wisper”), for total consideration of $25.3 million. On October 1, 2020, we contributed our Anniston, Alabama system (the “Anniston System”) to Hargray, a data, video and voice services provider, in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis (the “Anniston Exchange”). On November 12, 2020, we acquired a 45% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

On February 12, 2021, we and our indirect wholly owned subsidiary, Lighthouse Merger Sub LLC, entered into an Agreement and Plan of Merger, dated as of February 12, 2021 (the “Merger Agreement”), with Hargray and TPO-Hargray, LLC, as equityholders’ representative, pursuant to which we agreed to acquire the equity interests in Hargray that we do not already own. The equity interests to be acquired represent approximately 85% of Hargray on a fully diluted basis. Under the terms of the Merger Agreement, we will pay a purchase price that implies a $2.2 billion total enterprise value for Hargray on a debt-free and cash-free basis, subject to customary post-closing adjustments. We intend to finance the Hargray Acquisition with a combination of existing cash resources and proceeds from new indebtedness (which may include revolving credit facility borrowings) and/or equity capital. The closing of the Hargray Acquisition is subject to the receipt of certain regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of consents or approvals from the FCC and certain state public service commissions, and other customary closing conditions. We currently anticipate that the Hargray Acquisition will be completed during the second quarter of 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” in this Annual Report on Form 10-K for additional information on MBI and the Hargray Acquisition.

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

These providers generate revenue by charging subscription fees to their residential and business customers at rates that vary according to the data, video and/or voice services for which customers subscribe and the type of internet access and equipment furnished to them. These companies generally market and sell their services in bundles or packages in order to maximize the number of PSUs per household, as they believe it is desirable to sell multiple products jointly so that the fixed costs per customer can be spread over multiple PSUs. These providers generally operate in their chosen geographic markets under either non-exclusive franchises or other telecommunications licenses granted by state or local authorities for specified periods of time.

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

Attractive markets and regional diversification. Our customers are located primarily in non-metropolitan, secondary and tertiary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition than similar service providers in metropolitan markets at this time.

●	Advances in technology often come later to our markets — for example, few competitors in our markets offer fiber-to-the-premises or 5G wireless service.

●	Our subscribers tend to be value-focused, enabling us to save video services costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic area would have on our overall business.

Deep customer understanding. We have operated as a non-metropolitan service provider for over 25 years, and we are attuned to the unique needs of customers in these areas. In order to understand our customers’ demands and preferences, we routinely conduct customer research through a variety of methods, including customer satisfaction surveys, geo-demographic segmentation studies and other analytics. Together with the direct customer contact we engage in through our virtual call centers and local operating offices, we believe we have gained valuable insight into how to serve customers in non-metropolitan markets, including with respect to providing an optimal mix of data speeds, price points and best-in-class customer service levels. In addition, a majority of our employees (who we refer to as associates) reside and work in our markets, providing local services through education programs and donations of time and resources that enhance our commitment to the communities we serve.

Superior broadband technology with ample unused capacity. We offer our residential and business data customers internet products at faster speeds than those available from competitors in most of our markets. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity. Our starter broadband offering for residential customers is a download speed of 100 Mbps, which is at the faster end of the range for similar residential offerings in our markets, although a growing majority of our customers now subscribe to even higher speed offerings. Our fastest broadband offering for our residential customers is currently a download speed of up to 1 Gigabit per second (“Gbps”). We also offer an advanced Wi-Fi solution to residential customers across substantially all of our footprint that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. This service is offered free of charge to residential customers who rent one or more modems from us.

In addition, we have made significant investments in our business consistent with our strategic focus to enhance sales of residential data services and business services. Since completing significant, multi-year plant and product enhancements in existing Cable One markets in 2017, we have continued to make ongoing investments in our acquired systems, which has increased our broadband capacity and reliability. We have spent more than $750 million over the last three years to bring fast, reliable high-speed data service to our markets. We expect to continue to invest in strategic capital projects, including around newly acquired operations and market expansions, because we believe the competitive benefits will be significant, particularly for data services. We also made the following capital investments in 2020:

●

We continued to decrease the average number of data customers per unique service group by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.

●

We continued to invest in plant reinforcement projects, which have enhanced reliability and allowed us to stay ahead of the consumption curve related to broadband capacity and utilization, and plant extension projects, which have expanded the number of serviceable homes and businesses.

●

We continued to deploy 10 Gbps Ethernet Passive Optical Network (“EPON”) fiber-to-the-premises technology across multiple markets, supporting the ongoing roll-out of Piranha Fiber®, which offers market-leading symmetrical speeds of up to 5 Gbps to our business customers.

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

Experienced management team. Our senior management team is comprised of executives who have significant experience in our industry. Our executive officers have an average industry tenure of over 20 years and an average tenure at Cable One (or its predecessors) of over 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.

Our Strategy

We have a multi-faceted strategy that builds upon our long track record of focusing on the right markets, the right products and the right customers, as well as controlling our operating and capital costs. More specifically, our strategy includes the following principal components:

Focus on non-metropolitan markets. We believe our decision over two decades ago to concentrate on non-metropolitan markets has served us well, and we intend to continue to focus on offering our products primarily in these markets. The economics of non-metropolitan markets, for which we have optimized our strategy and our operations, are different from operations in major cities and have yielded positive operating results for our business. Because price points for services in non-metropolitan markets are generally lower, and customers in non-metropolitan markets tend to subscribe to fewer PSUs, our average revenue per customer and our PSUs per customer are lower than they might be in metropolitan markets. However, many of our costs are also lower than they would be in metropolitan markets. The dynamics of non-metropolitan markets enable us to operate at attractive margins and earn substantial returns, while remaining consistent with our focus on meeting customer demand for low prices and simultaneously keeping costs down. In addition, we tend to face less vigorous competition than service providers in metropolitan markets.

Prioritize higher growth, higher margin opportunities. We concentrate on the products and customers that maximize Adjusted EBITDA less capital expenditures and provide the best opportunity for profitable growth. We believe residential video and residential voice face inexorable long-term declines. With respect to the video product, programmers and broadcasters are charging higher rates and retransmission fees for content to distributors providing video services (often for content for which viewership is declining), and distributors have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings has given customers new alternatives to traditional video offerings. In addition, customer demand for wireless voice services has reduced demand for residential voice services for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth, higher margin opportunities in residential data and business services.

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our legacy Cable One residential video customers decreased by 25.2% when comparing 2020 versus 2019 and 12.4% when comparing 2019 versus 2018. While this strategy runs contrary to the historical, conventional wisdom in our industry, which put heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business customers is far more important than maximizing the number of customers who choose triple-play packages combining data, video and voice services.

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is generally reflected in all aspects of our business strategy, including pricing, the allocation of sales, marketing and customer service resources, capital spending and supplier negotiations. During 2020, we continued to further diversify our revenue streams away from video as residential data and business services represented 68.2% of our total revenues versus 64.4% for 2019 and 60.5% for 2018. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically were marketed as a package. We focus on selling data-only packages to new customers rather than cross-selling video services to these customers, and a majority of our residential customers are data-only.

Our business services revenues increased $30.2 million, or 14.7%, in 2020 compared to 2019. Approximately $16.8 million of this increase is attributable to the incremental revenues from Fidelity operations in the first nine months of 2020 (compared to no revenue from Fidelity in our results in the first nine months of 2019 as we did not acquire Fidelity until October 1, 2019) and from Valu-Net operations in 2020 (compared to no revenue from Valu-Net operations in our results in 2019 as we did not acquire Valu-Net until July 1, 2020). We expect to generate continued growth in business services by leveraging and investing in our existing infrastructure capabilities and footprint to offer higher broadband speeds than other providers in our markets and to expand our business services to attract more small, medium-sized and enterprise business customers.

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

●	investing in self-service channels to improve customer satisfaction by allowing us to meet changing customer expectations for around-the-clock service while also avoiding unnecessary wait times.

We believe our strategy has produced positive results for our customers, associates and stockholders and we have begun applying this strategy in our acquired operations. Our strategy has allowed us to continually decrease contacts per customer by reducing customer service phone calls, truck rolls and walk-in customers. We have been able to achieve these operational efficiencies at the same time as our customer base has grown rapidly, while simultaneously improving customer satisfaction scores.

Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions, internal and external investments, capital structure optimization and return of capital in order to seek to build long-term stockholder value.

Target higher relative value residential customers. We employ rigorous analytics to gain a deeper understanding of our customers and drive profitable decision making throughout the organization. We use data analytics to help refine our go-to-market strategy and identify customers likely to produce higher relative value over the life of their service relationships with us, rather than seeking to maximize the number of new customers or PSUs per household. Our investments in business intelligence have enabled us to integrate, analyze and visualize increasingly complex data sets, in near real-time, and in a format that drives strategic and operational decisions. As a result, our organization has more rapidly identified, modeled, tested, analyzed and implemented initiatives that align with our strategic focus of attracting and retaining higher relative value customers. Business intelligence also enables us to be more predictive with customer habits and industrywide trends. For example, our decision to focus on data-only customers was guided by such data analytics. We believe that optimizing our relationships with these customers, as video and voice cord-cutting accelerates, is both a necessity and an opportunity for our business.

Our Products

Residential Data Services

Residential data services represented 50.5%, 46.9% and 46.0% of our total revenues for 2020, 2019 and 2018, respectively. As part of our rebranding initiative beginning in 2019, we launched new pricing and packaging across the majority of our footprint. We offer simplified data plans with lower pricing and higher speeds across our premium tiers, with download speeds up to 1 Gbps available to approximately 97% of our residential customers as of December 31, 2020. We also offer our customers the option to purchase an unlimited data plan regardless of speed tier. Further, to meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we offer most of our customers our advanced Wi-Fi service combining state-of-the-art technology solutions with certified technicians, who locate and configure hardware based on individual customer needs. This service provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.

Residential Video Services

Residential video services represented 25.1%, 28.7% and 32.0% of our total revenues for 2020, 2019 and 2018, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. Our basic video service generally consists of local networks, local community programming, such as governmental and public access, and certain other channels. Our digital video service includes national and regional cable networks, music channels and an interactive, electronic programming guide with parental controls. We also offer premium channels that generally offer, without commercial interruption, movies, original programming, live sporting events and concerts and other features. Our digital video customers may also subscribe to our advanced video services. Our advanced video services include whole-home DVRs, which digitally record programming and pause and rewind live programming, and high-definition set-top boxes, which provide high-resolution picture quality, improved audio quality and a wide-screen format and allow our customers to access internet content on their televisions.

Our TV Everywhere product enables our video customers to stream many of their favorite channels and shows to mobile devices and computers, expanding the value of our video services. Our TV Everywhere product includes the most popular networks across a wide range of genres, including premium channels.

We also are launching Sparklight TV, an IPTV video service that allows customers to stream our video channels from the cloud through a new app on supported devices, such as the Amazon Firestick, Apple TV and Android-based smart televisions. Sparklight TV also provides a cloud-based DVR feature and it does not require the use of a set-top box.

Business Services

We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 17.7%, 17.5% and 14.5% of our total revenues for 2020, 2019 and 2018, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers.

Our offerings for small businesses are generally provided over our coaxial network. Our data services offer various options with download speeds ranging from 25 Mbps up to 1 Gbps, with varying upload speeds, along with managed Wi-Fi. Our small business voice solutions include hosted voice with unified communications as a service from one line to multi-line options, including the availability of popular calling features like simultaneous ring, hunt groups and selective call forwarding. Business video packages range from a basic service tier to a comprehensive selection including variety, news and sports programming in high-definition.

We offer delivery of data and voice services over EPON technology primarily for mid-market customers with Piranha Fiber. This shared fiber architecture provides for symmetrical data speeds ranging from 50 Mbps to 5 Gbps. We expect to expand EPON to additional areas and markets each year for the foreseeable future, especially in our competitive locations.

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

Residential Voice Services

Residential voice services represented 3.6%, 3.7% and 3.8% of our total revenues for 2020, 2019 and 2018, respectively. The majority of our residential voice service offerings transmit digital voice signals over our network and are interconnected Voice over Internet Protocol (“VoIP”) services. We also offer traditional telecommunications services through some of our subsidiaries. Many of our voice service offerings include unlimited local and long-distance calling, voicemail, call waiting, three-way calling, caller ID, anonymous call rejection and other features. Our voice services also provide international calling by the minute.

Competition

We operate in a highly competitive, subscriber-driven and rapidly changing industry and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, DBS providers, telephone companies that offer data and video services through digital subscriber line (“DSL”) technology or fiber-to-the-node networks, municipalities with fiber-based networks, regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market in which we are already operating.

In approximately 82% of our footprint, we do not have a competitor that offers residential broadband download speeds of 100 Mbps or higher, which is our starter residential high-speed data offering. Prior to 2021, we considered residential broadband download speeds of 50 Mbps or higher as speeds comparable to our own. However, we continue to anticipate a slow yet steady growth of new entrants into our markets. Currently, approximately 12% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. We also face increasing competition from wireless telephone companies for our residential voice services, as our customers continue to replace our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are developing high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

Certain municipalities have also announced plans to construct their own data networks with access speeds that match or exceed ours through the use of fiber-to-the-node or fiber-to-the-premises technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from a state or local governmental franchising authority (“LFA”), reducing their barriers to entry into our markets. The entrance of municipalities as competitors in our markets would add to the competition we face and could lead to some customer attrition.

While not an area of strategic focus for us, our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime, Apple TV, CBS All Access, Disney+, HBO Max, Hulu, Netflix, Peacock, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content over the internet, which may result in less demand for the video services we provide. Despite the negative impact this competition has on our video business, these services also generate additional demand for our residential data business due to customers’ continuing and growing need for data services.

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

Human Capital Resources

Associate Metrics

At December 31, 2020, we had 2,716 full-time and part-time associates, compared to 2,751 full-time and part-time associates at December 31, 2019. None of our associates were represented by a union at December 31, 2020 or 2019. Women represented approximately 30% of our total associate base and approximately 35% of management-level positions at December 31, 2020.

Associate Engagement, Retention and Compensation Programs and Benefits

We believe our associates are among our most important resources and are critical to our continued success. We strive to attract, develop, motivate and retain associates with an emphasis on performance and productivity. We seek to maintain alignment, foster accountability and encourage long-term focus throughout all levels of the Company. Our average associate tenure at Cable One (or its predecessors) exceeds 10 years.

Our senior management team is comprised of executives who have significant experience in our industry. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years. Our executive officers have an average industry tenure of over 20 years and an average tenure at Cable One (or its predecessors) of over 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets.

Our total rewards compensation philosophy encompasses pay, health benefits, incentives, wellness and career development options. Our pay-for-performance philosophy permeates our organization. Merit increases are based on individual performance and market conditions, and all associates are eligible for an annual bonus based on objective corporate performance goals shared by everyone in the Company.

We also focus on associate satisfaction. We believe that customer satisfaction is tightly linked to associate satisfaction, which routine internal measurements have shown to be consistently high throughout the past decade. We currently measure our associate satisfaction annually along with conducting multiple periodic associate surveys. Management reviews our associate satisfaction surveys to monitor associate morale and receive feedback on a variety of issues.

Talent Development and Training

We believe in investing in the development and careers of our associates to allow them to reach their potential in a competitive, constantly changing and innovative industry. We engage our associates through internal and external programs to develop specialized knowledge and leadership skills. Associates have access to online development programs for professional skills and certification preparation through our e-learning platform. Specialized technical training for eligible associates helps them professionally as well as by providing a differentiated customer experience. Our tuition reimbursement program enables associates to earn certificates in areas such as network programming, data analysis and network administration and security. Others leverage our educational benefits to earn their associates, bachelor’s and master’s degrees.

To prepare non-executives for current and future leadership roles at our Company, new managers, supervisors and lead-level associates normally attend a one-week training at our corporate headquarters to focus on self-awareness and management development. While paused during the COVID-19 pandemic, we expect to resume the program in 2021. Our director-level associates participate in a week-long leadership training program with a third-party development partner, focused on effectiveness training and coaching. Our senior director-level associates take part in a specialized leadership program conducted with both in-house and third-party human resources executives to develop and enhance skills in strategic thinking and team performance, which includes individual coaching and 360-degree feedback analysis.

We have a long track record of promoting associates from within, including Julia M. Laulis, our Chair of the Board, President and Chief Executive Officer, who has been with Cable One for more than 20 years and began her career at Cable One as a Director of Marketing.

Health and Safety

We have a Safety Team that is responsible for education and training and that regularly analyzes indicators and areas where risks and injuries can occur in our efforts to strive to eliminate hazards. We also have mandatory compliance and safety training for associates, with more than 20,000 instructional hours completed in these areas in 2020.

During 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our associates and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including many of our associates working remotely. For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, refer to the section entitled “Risk Factors - The COVID-19 pandemic has impacted our operations and adversely affected our business, financial results and financial condition, and the duration and extent to which it will continue to do so is uncertain and difficult to predict.”

Diversity, Equity and Inclusion

We are an equal opportunity employer that strives to provide an inclusive and respectful environment that represents a wide range of backgrounds, cultures and experiences. We are committed to fostering an environment in which all associates and customers are valued. We foster a diverse and inclusive culture by offering competitive compensation, a comprehensive rewards program and opportunities for all of our associates to grow personally and professionally. In 2020, we established an Inclusion and Diversity Advisory Board (the “I&D Advisory Board”) made up of individuals from across the organization and ranging from frontline associates to members of management. The I&D Advisory Board was created to further strengthen a culture of respect and inclusion at Cable One. It cultivates resources, internal communications and events to inform, educate and provide all associates with a voice to share their unique experiences, perspectives and viewpoints.

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

Information About Our Executive Officers

The following table presents certain information, as of February 25, 2021, concerning our executive officers.

Name	Age	Position
Julia M. Laulis	58	Chair of the Board, President and Chief Executive Officer
Michael E. Bowker	52	Chief Operating Officer
Steven S. Cochran	49	Chief Financial Officer
Christopher D. Boone	38	Senior Vice President, Business Services and Emerging Markets
Kenneth E. Johnson	57	Senior Vice President, Technology Services
Eric M. Lardy	47	Senior Vice President, Operations and Integration
James A. Obermeyer	57	Senior Vice President, Marketing and Sales
Peter N. Witty	53	Senior Vice President, General Counsel and Secretary

Julia M. Laulis

Ms. Laulis has been Chair of the Board since January 2018, Chief Executive Officer and a member of our Board of Directors (the “Board”) since January 2017 and President of Cable One since January 2015.

Ms. Laulis joined Cable One in 1999 as Director of Marketing – Northwest Division. In 2001, she was named Vice President of Operations for the Southwest Division. In 2004, she became responsible for starting Cable One’s Phoenix Customer Care Center. In 2008, she was named Chief Operations Officer, and in 2012, she was named Chief Operating Officer. In January 2015, she was promoted to President and Chief Operating Officer.

Prior to joining Cable One, Ms. Laulis served in various marketing management positions with Jones Communications. Ms. Laulis began her 35-plus-year career in the cable industry with Hauser Communications.

Ms. Laulis serves on the boards of The AES Corporation, C-SPAN, CableLabs and The Cable Center, and she is a trustee of the C-SPAN Education Foundation.

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

Mr. Bowker serves as Vice Chairman of ACA — America’s Communications Association.

Steven S. Cochran

Mr. Cochran has been Chief Financial Officer of Cable One since August 2018. He served as Senior Vice President of Cable One from August 2018 through December 2020.

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

Christopher D. Boone

Mr. Boone has been Senior Vice President, Business Services and Emerging Markets of Cable One since January 2021.

Mr. Boone joined Cable One in 2010 as a Business Sales Manager. He was named Vice President of Business Services in 2016.

Prior to joining Cable One, Mr. Boone was with Cox Communications, where he served in various sales management roles.

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

Eric M. Lardy

Mr. Lardy has been Senior Vice President, Operations and Integration of Cable One since June 2020.

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

Regulatory Reclassification and Net Neutrality Regulation. In 2017, the FCC adopted the Restoring Internet Freedom Order (the “Internet Freedom Order”), which reinstated broadband internet access service as an “information service” under Title I of the Communications Act of 1934, as amended (the “Communications Act”). The Internet Freedom Order rescinded the majority of the open internet rules adopted by the FCC in 2015 in the Open Internet Order, with the exception of enhanced disclosure requirements that require broadband internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. In October 2020, the FCC reaffirmed its previous findings in the Internet Freedom Order after certain issues were remanded to it by the U.S. Court of Appeals for the District of Columbia Circuit. The FCC’s October 2020 action could be subject to further judicial review.

Congress and numerous states, including Minnesota and Missouri (where we have subscribers), have proposed legislation and/or administrative actions that would lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Net neutrality obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or when any future changes to the regulatory framework will occur at the Federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

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

Franchising. We are required to obtain franchises or authorizations from state or local governmental authorities to operate our cable systems. Those franchises typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to the local authority, determined generally as a percentage of revenues. Federal law restricts franchise fee payments to 5% of the gross revenues of a cable system that are derived from the provision of video services. Failure to comply with the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.

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

Prior to the scheduled expiration of our franchises, we generally initiate renewal proceedings with the granting authorities. Federal law provides for an orderly franchise renewal process in which local authorities may not unreasonably withhold franchise renewals. In connection with the franchise renewal process, however, many local governmental authorities require the cable operator to make additional commitments.

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

Media Ownership Rules. The FCC recently took steps to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. However, the FCC’s new rules were overturned by a Federal court, which remanded the matter to the FCC for further proceedings. The matter is now pending before the U.S. Supreme Court. We cannot predict the outcome of the ongoing reviews by the FCC and the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose costs on our business. Changes to relax the media ownership rules would likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent.

Pole Attachments. Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits. Federal law also requires those entities to charge reasonable rates to cable operators for utilizing space on such poles or in such underground conduits. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments. Those one-touch make-ready rules took effect and were upheld in August 2020 in response to challenges in the Federal courts by utility companies. We cannot predict how any future changes to the pole attachment rules may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

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

In 2017, the U.S. District Court for the District of Minnesota held that the VoIP service of another cable operator was an “information service” rather than a “telecommunications service,” which would have made it subject to entry and rate regulation and which prevented the Minnesota Public Utilities Commission from regulating VoIP as a telecommunications service in Minnesota. The district court’s decision was upheld on appeal and the U.S. Supreme Court denied review of the case. We cannot predict whether other states will attempt to subject VoIP services to entry and rate regulation, the outcome of such proceedings or how those proceedings may affect our operations or impose costs on our business.

State Regulation of Telecommunications Services. We offer telecommunications services as competitive local exchange carriers (“CLECs”) through several of our subsidiaries. Providers of telecommunications services usually are required to obtain licenses or authorizations from state regulatory commissions prior to offering intrastate telecommunications services. We hold licenses to provide CLEC telecommunications services in Arkansas, Illinois, Indiana, Kansas, Missouri, Oklahoma and Texas. We also are required to comply with state reporting, fee payment, tariffing and other obligations imposed on telecommunications services. Many states require prior approval for corporate and financial transactions, and compliance with these requirements could delay and increase the cost we incur to complete such transactions. Failure to comply with requirements applicable to telecommunications services could subject us to fines, penalties or other enforcement consequences.

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

Federal Subsidies and Grants. The FCC has adopted rules intended to transition the USF so that it supports the build out of broadband rather than telecommunications facilities. Certain of our subsidiaries providing telecommunications services have been designated as eligible telecommunications carriers (“ETCs”) and as such receive Federal and state funds for operations in Illinois, Missouri and Oklahoma. We also receive reimbursement from the schools and libraries universal service support program, commonly known as E-rate, and from the Rural Health Care Fund for discounted services provided throughout our service territory. The FCC has several proceedings pending that could affect our ability to continue receiving such Federal funding. We cannot predict whether or how these programs will be changed, or how such changes will affect our operations or business. Our ILEC subsidiary also receives disbursements from the federal USF under Phase 2 of the FCC’s Alternative Connect America Cost Model program. To continue to receive such disbursements, we are required to meet certain build-out milestones over the next ten years. We also were a grant recipient under the FCC’s Rural Broadband Experiment program, which requires us to meet certain build-out and public service obligations over a five-year period. While we intend to satisfy these build-out obligations within the required timeframes, there can be no assurance that we will complete the build-out in a timely manner or at all. We also cannot predict what impact the costs of complying with the build-out obligations will have on our operations. We will be required to obtain ETC status in additional states to receive funds in connection with RDOF and to meet certain build-out obligations as a condition of receiving RDOF funding.

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

We are a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 pandemic. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing several compensation-related enhancements, including “purpose pay,” which provided a 25% premium to base pay for certain associates who were required to leave their homes to perform their essential job functions and was concluded in early September 2020; establishing health protocols and providing personal protective equipment to protect our associates, customers and others; temporarily discontinuing charging data overage fees, waiving late charges and suspending disconnection of data and voice services for residential and business customers who were unable to pay due to disruptions caused by the pandemic, each of which has concluded; and introducing a new lower-cost residential data plan. We have taken and may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others.

As a result of the COVID-19 outbreak and the related responses by us and from governmental authorities, our operations have been impacted as described above, which has resulted, and may continue to result, in various negative impacts associated with the pandemic, such as reduced revenues from data overage fees, late charges, reconnect fees, and advertising and business services as well as increased expenses, which combined to suppress Adjusted EBITDA in 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19” in this Annual Report on Form 10-K for additional information. Additionally, our business, financial results and financial condition have been and could be further adversely affected in a number of ways, which may include, but are not limited to, the following:

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

●

the potential further diversion of senior management’s attention in the event that key and/or large numbers of associates contract COVID-19 and, consequently, have limited ability or become unable to work;

●	interruptions or delays receiving and limited availability of necessary hardware, software and operational supplies, equipment and support;

●

possible further reductions of revenues, Adjusted EBITDA and/or Adjusted EBITDA margin and increased expenses as well as greater difficulty in collecting customer receivables resulting from, among other things, our actions to assist customers and support our associates during the COVID-19 crisis;

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

The potential effects of the COVID-19 pandemic may also impact many of our other risk factors included in this Annual Report on Form 10-K. The degree to which the pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the efficacy of vaccines (particularly with respect to emerging strains of the virus), the actions to contain the virus or treat its impact and how quickly and to what extent normal social, economic and operating conditions can resume.

We face significant competition from other service providers, as well as other well-capitalized entrants in the video and data services industry, which could reduce our market share and lower our profits.

We operate in a highly competitive, subscriber-driven and rapidly changing industry and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, DBS providers, telephone companies that offer data and video services through DSL technology or fiber-to-the-node networks, municipalities with fiber-based networks, regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market in which we are already operating.

Our systems generally operate pursuant to franchises, permits and similar authorizations issued by state and local governments. As these franchises are typically non-exclusive, state and local governments can grant additional franchises to other entities and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. Although as a general matter internet service providers have upgraded their data networks to enable faster upload and download speeds for their customers in metropolitan markets before upgrading their data networks in our markets, approximately 18% of our footprint has been overbuilt by high-speed data service providers offering speeds of 100 Mbps or higher. Prior to 2021, we considered residential broadband download speeds of 50 Mbps or higher as speeds comparable to our own. However, we continue to anticipate a slow yet steady growth of new entrants into our markets. Currently, approximately 12% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. We also face increasing competition from wireless telephone companies for residential voice services, as our customers continue to replace our residential voice services completely with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are developing high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

Certain municipalities have also announced plans to construct their own data networks with access speeds that match or exceed ours through the use of fiber-to-the-node or fiber-to-the-premises technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from an LFA, reducing their barriers to entry into our markets. The entrance of municipalities as competitors in our markets would add to the competition we face and could lead to additional customer attrition.

Our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime, Apple TV, CBS All Access, Disney+, HBO Max, Hulu, Netflix, Peacock, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content on the internet, which may result in less demand for the video services we provide. In addition, companies that offer OTT content in certain markets also provide data services, such as Alphabet, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic.

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

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address changing consumer demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, that are not available at competitive prices or that do not function as expected, our competitive position could deteriorate and our business and financial results could suffer.

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

Growth in revenue from sales to our business customers in legacy Cable One markets was 6.5% in 2020 after exceeding 10% for each year between 2019 and when we started focusing on business services sales in 2011. During 2020, the COVID-19 pandemic and our associated responses, including business sales associates working from home, resulted in suppressed sales growth from small business customers. We may encounter additional challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel toward our business customers. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet our service level requirements, or more broadly, the expectations of our business customers, or if pandemic-related headwinds associated with business sales continue, our business sales may not increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins than we anticipate.

Over the past few years, the sales margins on our residential video services, which accounted for 25.1%, 28.7% and 32.0% of our total revenues in 2020, 2019 and 2018, respectively, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers are expected to ask for higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins and adversely impact our business.

We may not be able to obtain necessary hardware, software and operational support.

We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone, the modems that we lease to our customers and the delivery of our IPTV video service. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties (including due to general adverse economic conditions); they significantly increase the amount we must pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

We cannot assure you that the Hargray Acquisition will be completed.

There are a number of risks and uncertainties relating to the Hargray Acquisition. For example, the Hargray Acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Merger Agreement. There can be no assurance that the conditions to closing of the Hargray Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Hargray Acquisition. The Merger Agreement may be terminated by the parties thereto under certain circumstances, including, without limitation, if the Hargray Acquisition has not been completed on or before the six-month anniversary of the Merger Agreement, which period may be extended by one month if all conditions to closing shall have been satisfied or waived (other than conditions that by their nature are to be satisfied at the closing) other than those relating to certain regulatory approvals.

We may fail to realize the benefits anticipated as a result of the Hargray Acquisition.

The success of the Hargray Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining Hargray with our business. We may never realize these business opportunities and growth prospects. We may devote significant senior management attention and resources to preparing for and then integrating our business practices and operations with those of Hargray. We may fail to realize some of the anticipated benefits of the Hargray Acquisition if the integration process takes longer than expected or is more costly than expected.

We and Hargray will be subject to business uncertainties while the Hargray Acquisition is pending that could adversely affect our and their business.

Uncertainty about the effect of the Hargray Acquisition on associates and customers may have an adverse effect on us and Hargray. Although we and Hargray intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the Hargray Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with us and/or Hargray to seek to change existing business relationships. In addition, associate retention could be reduced during the pendency of the Hargray Acquisition as associates may experience uncertainty about their future roles. If, despite our and Hargray’s retention efforts, key associates depart because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with us, our business could be harmed.

We recently made several acquisitions and strategic investments, and may make other acquisitions and strategic investments, which expose us to risks and uncertainties associated with acquisitions and strategic investments.

We completed the NewWave acquisition in May 2017, the Clearwave acquisition in January 2019, the Fidelity acquisition in October 2019 and the MBI investment in November 2020. On February 12, 2021, we entered into a definitive agreement to acquire the equity interests in Hargray that we do not already own. In addition, we have made and may make other acquisitions and strategic investments (each such acquired business or investee, a “Strategic Acquiree” and, collectively, the “Strategic Acquirees”). Such acquisitions and strategic investments could involve a number of risks and uncertainties, including:

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

●	uncertainties related to our ability to obtain any necessary financing to complete any acquisition or strategic investment;

●	the difficulty in integrating new Strategic Acquirees and their operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key associates of a Strategic Acquiree and the difficulties of integrating personnel;

●	the potential diversion of senior management’s attention from our ongoing operations;

●	the difficulty of maintaining relationships with the customers, suppliers and other business partners of a Strategic Acquiree;

●	the potential loss of brand recognition, customer loyalty or reputation from any rebranding efforts;

●	the difficulty and amount of time necessary to realize expected synergies and other benefits of the acquisitions or strategic investments;

●	the risks associated with integrating financial reporting and internal control systems as well as with creating uniform standards, procedures, policies and information systems;

●	the difficulty in adapting and expanding information technology systems and other business processes to incorporate the Strategic Acquirees;

●	potential future impairments of goodwill associated with the Strategic Acquirees;

●	in some cases, the potential for increased regulation;

●

risks relating to minority ownership positions in our strategic investments, including our initial minority ownership position in MBI, such as our ability to appoint only a minority of members of the board of managers of MBI, the fact that the managers of MBI will not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders and the limited category of transactions for which our consent will be needed under MBI’s operating agreement; and

●

uncertainties related to the exercise of the Call Option or the Put Option (each as defined below) in the MBI investment, including our ability to finance the purchase of the remaining equity interests in MBI on terms acceptable to us or at all.

If a Strategic Acquiree fails to operate as anticipated, cannot be successfully integrated with our existing business or other risks and uncertainties, including one or more of the risks and uncertainties identified above, occur in connection with our acquisitions and strategic investments, our operations, business, results of operations and financial condition could be materially negatively affected.

Implementation of our new ERP system could disrupt business operations.

We are planning to implement a new ERP system by the summer of 2021. The implementation requires significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation will result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system will require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If unexpected delays, such as the unanticipated implementation delay experienced due to the COVID-19 pandemic, technical problems or other significant issues arise in connection with the implementation, it could have a material negative impact on our operations, business, financial results and financial condition.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), pandemics, terrorist attacks, accidental releases of information or similar events, may disrupt our business.

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

Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or any long-term changes), pandemics, terrorist attacks and similar events, and the individuals responsible for such systems may also be imperiled by certain such events. For example, prior to 2018, the damage to our network infrastructure caused by Hurricanes Harvey and Katrina and the Joplin, Missouri tornado each created a significant disruption in our ability to provide services in affected areas. Any similar events could have an adverse impact on us and our customers in the future, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events or damage in the future. Further, the impacts associated with extreme weather or any long-term changes, such as intensified storm activity, may cause increased business interruptions.

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

We periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We are sometimes named as joint defendants in these suits together with other providers of data, video and voice services. Typically, these claims allege that aspects of our system architecture, electronic program guides, modem technology or VoIP services infringe on process patents held by third parties. It is likely that we will continue to be subject to similar claims as they relate to our business. Addressing these claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, we could determine the need to change our method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that our business could be enjoined from using the intellectual property at issue, causing us to significantly alter our operations. If any such claims are successful, then the outcome would likely affect our services utilizing the intellectual property at issue and could have a material adverse effect on our operating results.

Risks Relating to Regulation and Legislation

The profitability of our data service offerings may be impacted by legislative or regulatory efforts to impose net neutrality and other new requirements on cable operators.

The majority of our Adjusted EBITDA less capital expenditures comes from residential data services, and a majority of our residential customers are data-only. We have aligned our resources to emphasize increased sales of data services as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including by charging our data subscribers higher rates based on the speed as well as overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by any new net neutrality requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could be materially negatively impacted. While the FCC has eliminated most net neutrality requirements, the FCC, Congress, states or the courts may revisit this determination in the future. For example, Congress and numerous states, including Minnesota and Missouri (where we have subscribers) have proposed legislation and/or administrative actions that would lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.

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

Many of the LFAs from whom we have obtained franchises, permits and similar authorizations required to operate our video services business have established comprehensive facilities and service requirements as well as specific customer service standards and monetary penalties for non-compliance. In many cases, our franchises are terminable if we fail to comply with significant provisions set forth in the applicable franchise agreement governing our video operations. Franchises are generally granted for fixed terms and must be periodically renewed. LFAs may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. LFAs often demand concessions or other commitments as a condition to renewal. The traditional cable franchising regime has undergone significant change as a result of various Federal and state actions. Some state franchising laws do not allow us to immediately opt into favorable statewide franchising. In many cases, state franchising laws will result in fewer franchise-imposed requirements for our competitors who are new entrants than for us, until we are able to opt into the applicable state franchise. We cannot assure that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisers have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more markets could materially negatively affect our business in the affected geographic area.

In addition, certain of our franchise agreements require that the applicable LFA approve a transfer of control of the Company. Although FCC rules provide that a transfer application shall be deemed granted if it is not acted upon within 120 days after submission, as a practical matter, cable operators often waive the deadline if the LFA has not completed its review to facilitate discussions and thereby avoid an LFA denying the transfer of control. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these franchise agreements in the event of a potential transfer of control of the Company.

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

The FCC recently took steps to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. However, the FCC’s new rules were overturned by a Federal court, which remanded the matter to the FCC for further proceedings. The matter is now pending before the U.S. Supreme Court. We cannot predict the outcome of the ongoing reviews by the FCC and the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose costs on our business. Changes to relax the media ownership rules would likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent.

Additional government-mandated broadcast carriage obligations, including those related to the FCC’s enhanced technical broadcasting option (Advanced Television Systems Committee 3.0), could disrupt existing programming commitments and increase our costs of carrying such programming.

Risks Relating to Our Indebtedness

We have incurred indebtedness, including in connection with various acquisitions, and the degree to which we are now leveraged may have a material adverse effect on our business, financial condition or results of operations and cash flows.

As of December 31, 2020, we had approximately $2.2 billion of outstanding indebtedness. Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with acquisitions, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control.

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

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our ability to take some or all of the following actions:

●	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

●	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

●	make acquisitions or investments;

●	sell, transfer or otherwise dispose of certain assets;

●	create or allow to exist liens;

●	enter into sale/leaseback transactions;

●	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

●	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

●	enter into transactions with affiliates;

●	prepay, repurchase or redeem certain kinds of indebtedness;

●	issue or sell stock of our subsidiaries; and/or

●	significantly change the nature of our business.

As a result of all of these restrictions, we may be:

●	limited in how we conduct our business and pursue our strategy;

●	unable to raise additional debt financing to operate during general economic or business downturns; or

●	unable to compete effectively or to take advantage of new business opportunities, including acquisitions and strategic investments.

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

As of the end of 2020, we had approximately $1.5 billion of outstanding term loans and an additional $470.4 million of undrawn revolving credit capacity with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with additional short-term or variable-rate borrowings. We have entered into and in the future may enter into additional interest rate swaps in order to hedge against future interest rate volatility. We may elect not to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we have entered into or may enter into may not fully mitigate our interest rate risk. As a result, our financial condition, results of operations and cash flows could be materially negatively affected.

Risks Relating to Our Common Stock and the Securities Market

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

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of the Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, associates or stockholders.

Our Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or associate of the Company to the Company or the Company’s stockholders, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or (iv) action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and associates. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

Adverse conditions in the U.S. economy could impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States and the continuing impact of the COVID-19 pandemic, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products and services, electing to use fewer higher margin products and services or obtaining lower cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve in the United States may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our residential and business customers that are unable to pay for services. If any of these events were to occur, it could have a material negative effect on our operations, business, financial condition and results of operations.

Our stock price may fluctuate significantly, depending on many factors, some of which may be beyond our control.

The market price of our common stock may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results due to factors related to our business;

●	success or failure of our business strategies;

●	our quarterly or annual earnings, or those of other companies in our industry;

●	our ability to obtain financing as needed;

●	announcements by us or our competitors of significant acquisitions, dispositions or strategic investments;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	the failure of securities analysts to cover, or maintain coverage of, our common stock;

●	changes in earnings estimates by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of other comparable companies;

●	investor perception of the Company and our industry;

●	overall market fluctuations;

●	results from any material litigation or government investigation;

●	changes in laws and regulations (including tax laws and regulations) affecting our business;

●	changes in capital gains taxes and taxes on dividends affecting stockholders; and

●	general economic conditions and other external factors.

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

Your percentage ownership in the Company may be diluted in the future.

Your percentage ownership in the Company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other associates. In addition, we may issue equity as all or part of the financing or consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to fund our ongoing operations.

Any damage to our reputation or brand image could adversely affect our business, financial condition or results of operations.

Maintaining a positive reputation and brand image are important factors impacting our ability to sell our products and services. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media, websites and blogs. Our success in maintaining our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary in any media outlet could damage our reputation and reduce the demand for our products and services, which would adversely affect our business. Our reputation or brand image could be adversely impacted by negative publicity, commentary or communications (whether or not valid), including related to the following topics: our failure to maintain high ethical and social practices in all of our operations and activities; our failure to be perceived as appropriately addressing matters of social responsibility; our use of social media; or public perception of statements or positions made or taken by us, including our executives and associates.

If we are unable to retain key associates, our ability to manage our business could be adversely affected.

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

Our principal physical assets consist of our broadband plant and equipment, including signal receiving, encoding and decoding devices, headend facilities, fiber-optic transport and distribution networks and customer premise equipment for each of our systems. Our broadband plant and related equipment generally attach to utility poles under pole rental agreements with local public utilities and telephone companies, although in certain areas our transport and distribution network is buried in underground ducts or trenches. We own or lease real property for signal reception sites and own most of our service vehicles.

The physical components of our broadband network requires maintenance and periodic upgrades to improve performance and capacity and support existing and new services and products. We also operate a network operations center that monitors our network at all times.

We believe that our properties are generally in good condition and are suitable and adequate to support our operations.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we periodically receive claims from third parties alleging that our network and information technology infrastructure infringes the intellectual property rights of others. We have sometimes been named as joint defendants in these suits together with other providers of data, video and voice services. Typically these claims allege that aspects of our system architecture, electronic program guides, modem technology or VoIP services infringe on process patents held by third parties. In addition, we have been subject to various civil lawsuits in the ordinary course of business, including contract disputes, actions alleging negligence, invasion of privacy, violations of applicable wage and hour laws and statutory and common law claims involving various other matters. We do not view any of these proceedings as material to our business and are currently not subject to any other material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded under the ticker symbol “CABO” on the New York Stock Exchange.

Holders

As of February 19, 2021, there were approximately 735 holders of record of our common stock.

Dividends

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock between December 31, 2015 and December 31, 2020 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index (the “Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on December 31, 2015 and that dividends, if any, were reinvested. The Peer Group of data, video and voice services companies consists of Altice USA, Inc. (beginning June 22, 2017, when it first became a publicly traded company); Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc. (beginning May 25, 2017, when it first became a publicly traded company).

Comparison of 60 Month Cumulative Return

$600
$500
$400
$300
$200
$100
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Cable One, Inc.
S&P 500 Index
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cable One, Inc.	$ 100.00	$ 145.11	$ 165.75	$ 195.19	$ 356.86	$ 536.80
S&P 500 Index	$ 100.00	$ 111.96	$ 136.40	$ 130.42	$ 171.49	$ 203.04
Peer Group	$ 100.00	$ 127.22	$ 142.77	$ 123.45	$ 179.88	$ 226.13

Source: S&P Global Market Intelligence

© 2021

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

Purchases of Equity Securities by the Issuer

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2020 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2020(2)	51	$1,845.47	-	$145,081
November 1 to 30, 2020	-	$-	-	$145,081
December 1 to 31, 2020	-	$-	-	$145,081
Total	51	$1,845.47	-

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

Selected financial data is no longer required because we have early adopted the amendments to Regulation S-K Item 301.

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

Any discussion of consolidated results or performance is inclusive of the Clearwave, Fidelity and Valu-Net operations from their respective acquisition dates and excludes the Anniston System from its contribution date. The results of Fidelity for the first three quarters of 2020 and the results of Valu-Net since its acquisition are collectively referred to as the “incremental operations.”

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states as of December 31, 2020. We provided these broadband services to residential and business customers in approximately 950 communities as of December 31, 2020. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 78% of our customers located in seven states as of December 31, 2020: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 969,000 residential and business customers out of approximately 2.3 million homes passed as of December 31, 2020. Of these customers, approximately 857,000 subscribed to data services, 260,000 subscribed to video services and 124,000 subscribed to voice services as of December 31, 2020.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2020, they are residential data (50.5%), residential video (25.1%) and business services (data, voice and video: 17.7%). The profit margins, growth rates and/or capital intensity of these three product lines vary significantly due to competition, product maturity and relative costs.

In 2020, our Adjusted EBITDA margins for residential data and business services were approximately eight and nine times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 61% and 66% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per PSU basis.

We focus on growing our higher margin businesses, namely residential data and business services. Beginning in 2013, we began our shift away from our prior concentration on growing revenues through subscriber retention and maximizing customer PSUs. We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and margins.

Excluding the effects of our recently completed acquisitions and divestitures and any potential future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated during 2020, in part as a result of the COVID-19 pandemic and our associated responses discussed below. During 2020, we organically added over 50% more residential data customers than we did during the four-and-a-half-year period between our July 2015 spin-off from GHC and the end of 2019. We expect growth for this product line to continue over the long-term as upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. We experienced a slightly accelerated decline in organic residential video customers and revenues during 2020 in connection with our response to the COVID-19 pandemic due to a temporary suspension of in-home installations. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. In 2021, we announced that we are launching Sparklight TV, an IPTV video service that allows customers to stream our video channels from the cloud through a new app. This transition from linear to IPTV video service will enable us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

●

Business services. We have experienced significant growth in business data customers and revenues, and we expect this growth to continue over the long-term. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. Margins for products sold to business customers have remained attractive, which we expect will continue. During 2020, the COVID-19 pandemic and our associated responses, including business sales associates working from home, resulted in suppressed sales growth from small business customers while at the same time the pandemic presented additional subscriber acquisition and upgrade opportunities primarily for mid-market and enterprise businesses in need of faster and more reliable data and voice services.

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, OTT video providers and DBS television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 50% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. As of December 31, 2020, we offered Gigabit data service to approximately 97% of our homes passed. We are also continuing to deploy DOCSIS 3.1, which, together with Sparklight TV, will further increase our network capacity and enable future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service into areas where our consortium was designated the winning bidder for the RDOF Phase I auction. We believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 3.1 capabilities and new data service offerings for residential and business customers. At the same time, we intend to continue balancing the impact of the COVID-19 pandemic on our business, associates, customers and other stakeholders. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets in addition to pursuing organic growth through market expansion projects.

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

On October 1, 2019, we acquired the data, video and voice business and certain related assets of Fidelity, a provider of connectivity services to residential and business customers throughout Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. We paid a purchase price of $531.4 million in cash on a debt-free basis. Cable One and Fidelity share similar strategies, customer demographics and products. The acquisition provides us opportunities for revenue growth and Adjusted EBITDA margin expansion as well as the potential to realize cost synergies. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness.

On July 1, 2020, we acquired Valu-Net, an all-fiber internet service provider headquartered in Kansas with approximately 5,000 residential data subscribers at the time of the acquisition. We paid a purchase price of $38.9 million in cash on a debt-free basis. The acquisition provides us the opportunity to further grow our business in and around Emporia, Kansas and realize operational synergies and Adjusted EBITDA growth.

On May 4, 2020, we made a minority equity investment for a less than 10% ownership interest in Nextlink for $27.2 million. On July 10, 2020, we acquired an approximately 40% minority equity interest in Wisper for total consideration of $25.3 million. On October 1, 2020, we contributed the Anniston System to Hargray in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis. The Anniston System had approximately 19,000 residential data subscribers at the time of the transaction.

On November 12, 2020, we acquired a 45% minority equity interest in MBI for $574.9 million in cash. MBI provides high-speed data, video and voice services to residential and business customers in rural markets in 16 states under the Vyve Broadband brand and is majority-owned by funds affiliated with GTCR LLC, a private equity firm based in Chicago (“GTCR”). As of December 31, 2020, MBI’s network passed approximately 644,000 homes and has upgraded systems and a high-capacity plant with more than 15,800 network plant miles, including over 4,100 fiber route miles, capable of delivering Gigabit speeds across its footprint. As part of this investment, we acquired the right, but not the obligation, to purchase all but not less than all of the remaining equity interests in MBI that we do not already own between January 1, 2023 and June 30, 2024 (the “Call Option”). If we do not exercise the Call Option, investors affiliated with GTCR have the right, but not the obligation, to sell (and to cause all members of MBI other than us to sell) to us and, in such case, we are obligated to purchase, all but not less than all of the direct and indirect equity interests in MBI that we do not already own between July 1, 2025 through September 30, 2025 (the “Put Option” and, together with the Call Option, the “Call and Put Options”). The purchase price payable upon the exercise of the Call Option or the Put Option, as applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA. For the three months ended December 31, 2020, MBI generated revenues of approximately $68 million.

On February 12, 2021, we and our indirect wholly owned subsidiary, Lighthouse Merger Sub LLC, entered into the Merger Agreement pursuant to which we agreed to acquire the equity interests in Hargray that we do not already own. The equity interests to be acquired represent approximately 85% of Hargray on a fully diluted basis. Under the terms of the Merger Agreement, we will pay a purchase price that implies a $2.2 billion total enterprise value for Hargray on a debt-free and cash-free basis, subject to customary post-closing adjustments. We intend to finance the Hargray Acquisition with a combination of existing cash resources and proceeds from new indebtedness (which may include revolving credit facility borrowings) and/or equity capital. We have received $900 million of definitive bridge loan commitments from JPMorgan Chase Bank, N.A. ("JPMorgan") and Credit Suisse AG to finance a portion of the purchase price. Hargray has also amended its credit agreement to allow us to assume approximately $689 million of Hargray’s outstanding debt at the closing of the Hargray Acquisition. The Hargray Acquisition offers us an opportunity to expand our presence in the Southeastern U.S. and will enable us to capitalize on Hargray’s experience and expertise in fiber expansion. The closing of the Hargray Acquisition is subject to the receipt of certain regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of consents or approvals from the FCC and certain state public service commissions, and other customary closing conditions. We currently anticipate that the Hargray Acquisition will be completed during the second quarter of 2021.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion and analysis of our financial condition and results of operations for 2019 compared to 2018 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Impact of COVID-19

We are a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 pandemic. At the same time, the spread of the COVID-19 pandemic has caused us to modify our operations, including restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; limiting non-essential travel for associates; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; implementing several compensation-related enhancements, including “purpose pay,” which provided a 25% premium to base pay for certain associates who were required to leave their homes to perform their essential job functions and was concluded in early September 2020; and establishing health protocols and providing personal protective equipment to protect our associates, customers and others.

In addition, in an effort to help ease the financial burden and provide continued connectivity for our customers and communities impacted by the COVID-19 pandemic, beginning in March 2020, we initially committed to do the following for 60 days under the FCC’s Keep Americans Connected Pledge: waive late charges and suspend disconnection of data and voice services for residential and business customers who are unable to pay their bill due to disruptions caused by the pandemic and open free public Wi-Fi hotspots in local office parking lots and other public areas across our footprint. These commitments were scheduled to conclude at the end of June 2020; however, we continued to waive late charges for residential and small business data and voice customers through the end of July 2020 and we extended access to our free public Wi-Fi hotspots through the end of 2021.

Other actions taken by us beginning in March 2020 to assist customers and the communities we serve during the COVID-19 pandemic included discontinuing charging data overage fees, which was later extended through the end of June 2020; offering a low-cost 15 Megabit per second residential data plan for $10 per month for the first three months of service to help low-income families and those most impacted by the pandemic, which will be available through the end of 2021; donating more than $300,000 for community relief efforts and supporting various other local relief efforts; and partnering with communities, hospitals, medical centers and other essential institutions to address their broadband connection needs and challenges. Further, we have agreed to participate in a program that helps school districts and states provide internet access for students in low-income households. We also revised a majority of our residential data plans to provide 50 to 300 Gigabits of additional data based on the plan as of the beginning of July 2020, and we continued to work with residential and small business data and voice customers who have been harmed financially by the COVID-19 pandemic to keep them connected by offering flexible payment plans. Meanwhile, to meet the increased demand from new residential data customers, we focused on data-only connects for most of the second and third quarters of 2020.

In addition to the effects to our three primary product lines noted above, the COVID-19 pandemic and our associated responses negatively impacted Adjusted EBITDA by $17.6 million during 2020, primarily during the second and third quarters of the year. The negative impacts were driven by a $12.3 million decrease in revenues largely from the now-concluded suspensions of data overage fees, late charges and reconnect fees as well as diminished growth in business services revenues, coupled with $5.3 million of higher labor costs and other operating expenses, net of lower travel costs. These negative Adjusted EBITDA impacts were more than offset by a greater-than-usual gain in residential data customers in 2020 and the associated increase in residential data revenues.

The planned implementation of our new ERP system, which was delayed because of resource challenges and inefficiencies that resulted from the COVID-19 pandemic, remains on schedule for implementation by the summer of 2021.

The negative impacts associated with the actions we took in response to the pandemic largely ceased during the fourth quarter of 2020, due primarily to the resumption of billing late charges, reconnect fees and data overage fees as well as the normalization of labor costs. In addition, we expect there to be a positive impact on 2021 residential data revenues as a result of retaining a significant number of residential data customers acquired during 2020 as well as anticipated continued growth of residential data customers in 2021, albeit at a slower pace. However, we continue to face various uncertainties related to the impact of the COVID-19 pandemic on the overall economy and our business, including whether we are able to sustain continued customer growth, our level of bad debt expense and if some of the expense reductions realized during the second half of 2020 will continue or if those expenses will return to more normal levels given the fluid situation regarding pandemic-related restrictions across the country.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the efficacy of vaccines (particularly with respect to emerging strains of the virus), the actions to contain the virus or treat its impact, potential legislative or regulatory efforts to impose new requirements on our data services and how quickly and to what extent normal social, economic and operating conditions can resume.

Refer to the section entitled “Risks Factors” in this Annual Report on Form 10-K for additional risks we face due to the COVID-19 pandemic.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2020	2019	Change	% Change
Residential data PSUs	777	695	82	11.8
Residential video PSUs	248	298	(51)	(17.0)
Residential voice PSUs	89	105	(15)	(14.8)
Total residential PSUs	1,114	1,098	16	1.4

Business data PSUs	80	78	2	2.4
Business video PSUs	13	16	(3)	(18.4)
Business voice PSUs	35	35	1	1.6
Total business services PSUs	128	129	(0)	(0.3)

Total data PSUs	857	773	84	10.8
Total video PSUs	260	314	(54)	(17.1)
Total voice PSUs	124	139	(15)	(10.7)
Total PSUs	1,242	1,227	15	1.2

Residential customer relationships	884	822	61	7.5
Business customer relationships	85	85	0	0.3
Total customer relationships	969	907	62	6.8

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

We use ARPU to evaluate and monitor the amount of revenue generated by each type of service subscribed to by customers and the contribution to total revenues as well as to analyze and compare growth patterns. Residential ARPU values represent the applicable residential service revenues (excluding installation and activation fees) divided by the corresponding average of the number of PSUs at the beginning and end of each period, divided by the number of months in the period, except that for any PSUs added or subtracted as a result of an acquisition or divestiture occurring during the period, the associated ARPU values represent the applicable residential service revenues (excluding installation and activation fees) divided by the pro-rated average number of PSUs during such period. Business services ARPU values represent business services revenues divided by the average of the number of business customer relationships at the beginning and end of each period, divided by the number of months in the period, except that for any business customer relationships added or subtracted as a result of an acquisition or divestiture occurring during the period, the associated ARPU values represent business services revenues divided by the pro-rated average number of business customer relationships during such period.

We believe ARPU is useful to investors in evaluating our operating performance. ARPU and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of ARPU may not be directly comparable to similarly titled measures reported by other companies.

2020 Compared to 2019

Revenues

Revenues increased $157.2 million, or 13.5%, including a $105.5 million contribution from the incremental operations. The remaining increase was due primarily to increases in organic residential data and business services revenues of $74.5 million and $13.4 million, respectively, partially offset by decreases in organic residential video, residential voice and other revenues. Certain actions we took in response to the COVID-19 pandemic, which have generally concluded and included waiving late charges, suspending collection activities (which reduced reconnect fees) and temporarily discontinuing charging data overage fees, negatively impacted consolidated revenues by $12.3 million during 2020. This negative impact on consolidated revenues, of which $7.4 million was associated with other revenues, was more than offset by a larger-than-usual gain in residential data customers during 2020 and the associated increase in residential data revenues related to the COVID-19 pandemic.

Revenues by service offering were as follows for 2020 and 2019, together with the percentages of total revenues that each item represented for the years presented (dollars in thousands):

	Year Ended December 31,
	2020		2019		2020 vs. 2019
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$669,545	50.5	$547,240	46.9	$122,305	22.3
Residential video	332,857	25.1	335,190	28.7	(2,333)	(0.7)
Residential voice	47,603	3.6	43,521	3.7	4,082	9.4
Business services	234,657	17.7	204,500	17.5	30,157	14.7
Other	40,567	3.1	37,546	3.2	3,021	8.0
Total revenues	$1,325,229	100.0	$1,167,997	100.0	$157,232	13.5

Residential data service revenues increased $122.3 million, or 22.3%, due primarily to organic subscriber growth, including a larger-than-usual subscriber gain as a result of the COVID-19 pandemic, the incremental operations, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $2.3 million, or 0.7%, due primarily to an 18.0% year-over-year decrease in residential video subscribers, excluding the incremental operations, partially offset by revenues generated by the incremental operations and a rate adjustment.

Residential voice service revenues increased $4.1 million, or 9.4%, due primarily to the incremental operations, partially offset by an 18.1% year-over-year decrease in residential voice subscribers, excluding the incremental operations.

Business services revenues increased $30.2 million, or 14.7%, due primarily to the incremental operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers.

Other revenues increased $3.0 million, or 8.0%, due to the incremental operations, partially offset by actions we took in response to the COVID-19 pandemic, which have generally concluded and included temporarily waiving late charges and suspending collection activities (which reduced reconnect fees).

ARPU for the indicated service offerings were as follows for 2020 and 2019:

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Residential data	$74.84	$71.86	$2.98	4.1
Residential video	$100.67	$93.51	$7.16	7.7
Residential voice	$40.41	$36.86	$3.55	9.6
Business services	$228.35	$221.90	$6.45	2.9

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $418.7 million for 2020 and increased $30.2 million, or 7.8%, compared to 2019. The increase in operating expenses attributable to the incremental operations was $34.8 million. Excluding the expenses associated with the incremental operations, operating expenses were $383.9 million for 2020, a decrease of $4.6 million, or 1.2%, compared to 2019. This decrease was due primarily to a $15.9 million reduction in programming expenses, partially offset by increases of $6.9 million in labor and other compensation-related costs due in part to actions we took in response to the COVID-19 pandemic and $3.9 million in repairs and maintenance costs. Operating expenses as a percentage of revenues were 31.6% for 2020 compared to 33.3% for 2019.

Selling, general and administrative expenses were $255.2 million for 2020 and increased $10.0 million, or 4.1%, compared to 2019. The increase in selling, general and administrative expenses attributable to the incremental operations was $20.5 million. Excluding the expenses associated with the incremental operations, selling, general and administrative expenses decreased $10.4 million, or 4.2%, to $234.7 million due primarily to reductions of $5.7 million in acquisition-related costs, $4.6 million in rebranding costs, $3.7 million in health insurance costs and $3.5 million in system conversion costs, partially offset by a $10.4 million increase in labor and other compensation-related costs. Selling, general and administrative expenses as a percentage of revenues were 19.3% and 21.0% for 2020 and 2019, respectively.

Depreciation and amortization expense was $265.7 million for 2020 and increased $49.0 million, or 22.6%, compared to 2019. The increase included $35.6 million attributable to the incremental operations as well as new assets placed in service since 2019, partially offset by assets that became fully depreciated since 2019. As a percentage of revenues, depreciation and amortization expense was 20.0% for 2020 compared to 18.6% for 2019.

We recognized a net gain on asset sales and disposals of $1.1 million in 2020, which included a $6.6 million non-cash gain on the sale of certain tower properties, compared to a $7.2 million net loss on asset sales and disposals in 2019, which included a $1.6 million gain on the sale of a non-operating property that housed our former headquarters.

We also recognized an $82.6 million non-cash gain on sale of business in 2020 in connection with the Anniston Exchange.

Interest Expense

Interest expense was $73.6 million for 2020 and increased $1.9 million, or 2.6%, compared to 2019, driven primarily by additional outstanding debt and interest rate swap settlements, partially offset by lower interest rates.

Other Income (Expense), Net

We recognized other expense, net, of $16.4 million in 2020, consisting of a $17.5 million non-cash loss on fair value adjustment associated with the Call and Put Options to acquire the remaining equity interests in MBI, $6.2 million of debt issuance cost write-offs and $1.2 million of financing-related fees, partially offset by investment and interest income. We recognized other expense, net, of $4.9 million in 2019, consisting of a $6.5 million call premium related to the redemption of our Old Notes (as defined below), $4.2 million of debt issuance cost write-offs and $0.7 million of financing-related fees, partially offset by interest and investment income.

Income Tax Provision

Income tax provision was $76.3 million for 2020 and increased $21.1 million, or 38.2%, compared to 2019 due primarily to an increase in income before income taxes and equity method investment earnings of $145.5 million, partially offset by a $13.0 million increase in income tax benefits attributable to the net operating loss carryback provision of the Coronavirus Aid, Relief, and Economic Security Act. Our effective tax rate was 20.1% and 23.6% for 2020 and 2019, respectively.

Net Income

Net income was $304.4 million for 2020 compared to $178.6 million for 2019, an increase of $125.8 million.

Unrealized Loss on Cash Flow Hedges and Other, Net of Tax

Unrealized loss on cash flow hedges and other, net of tax was $72.5 million for 2020 and increased $4.5 million, or 6.6%, compared to 2019 due primarily to higher unrealized losses on our interest rate swaps.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance expense, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, (gain) loss on sale of business, equity method investment earnings, other (income) expense and other unusual expenses, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the Third Restatement Agreement and the Indenture governing the New Notes (each as defined below) to determine compliance with the covenants contained in the Third Restatement Agreement and the ability to take certain actions under the Indenture. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Year Ended December 31,		2020 vs. 2019
(dollars in thousands)	2020	2019	$ Change	% Change
Net income	$304,391	$178,582	$125,809	70.4

Plus: Interest expense	73,607	71,729	1,878	2.6
Income tax provision	76,317	55,233	21,084	38.2
Depreciation and amortization	265,658	216,687	48,971	22.6
Equity-based compensation	14,592	12,300	2,292	18.6
Severance expense	-	215	(215)	(100.0)
Loss on deferred compensation	231	400	(169)	(42.3)
Acquisition-related costs	3,873	9,590	(5,717)	(59.6)
(Gain) loss on asset sales and disposals, net	(1,072)	7,187	(8,259)	(114.9)
System conversion costs	1,350	4,828	(3,478)	(72.0)
Rebranding costs	2,731	7,294	(4,563)	(62.6)
Gain on sale of business	(82,574)	-	(82,574)	100.0
Equity method investment earnings	(1,376)	-	(1,376)	100.0
Other expense, net	16,411	4,907	11,504	234.4

Adjusted EBITDA	$674,139	$568,952	$105,187	18.5

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, capital expenditures, potential acquisitions and strategic investments (including the Hargray Acquisition), payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make capital expenditures, make future acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, including the impact of the COVID-19 pandemic, some of which are beyond our control.

As part of our 45% minority equity interest in MBI, we acquired the Call Option to purchase all but not less than all of the remaining equity interests in MBI that we do not already own, which is exercisable at any time between January 1, 2023 and June 30, 2024. If we do not exercise the Call Option, then investors affiliated with GTCR may exercise the Put Option under which we are obligated to purchase all but not less than all of the direct and indirect equity interests in MBI that we do not already own from all members of MBI other than us, which is exercisable at any time between July 1, 2025 through September 30, 2025. The purchase price payable upon the exercise of the Call Option or the Put Option, as applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA. We have not yet obtained the capital that we believe will be necessary to pay the purchase price if either the Call Option or the Put Option are exercised.

In light of the volatility in the debt markets resulting from the COVID-19 pandemic as well as our desire to enhance our flexibility in pursuing acquisitions and strategic investments, in May 2020, we completed a public offering of 287,500 shares of our common stock (the “Public Offering”) and raised $469.8 million, after deducting underwriting discounts and offering expenses.

The following table shows a summary of our net cash flows for the years indicated (dollars in thousands):

	Year Ended December 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$574,371	$491,741	$82,630	16.8
Net cash used in investing activities	(954,913)	(1,134,242)	179,329	(15.8)
Net cash provided by financing activities	830,180	503,659	326,521	64.8
Increase (decrease) in cash and cash equivalents	449,638	(138,842)	588,480	NM
Cash and cash equivalents, beginning of period	125,271	264,113	(138,842)	(52.6)
Cash and cash equivalents, end of period	$574,909	$125,271	$449,638	NM

NM = Not meaningful.

The $82.6 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $105.2 million, lower cash paid for rebranding costs and acquisition costs and a notes redemption call premium paid in the second quarter of 2019, partially offset by higher cash paid for taxes and an unfavorable change in accounts payable.

The $179.3 million decrease in net cash used in investing activities from the prior year was due primarily to $883.4 million of net cash outflows related to the Clearwave and Fidelity acquisitions in 2019, partially offset by 2020 activities that included $612.1 million of equity investments, a $44.7 million increase in cash paid for capital expenditures, $38.3 million of net cash outflows related to the Valu-Net acquisition and lower proceeds from sales of property, plant and equipment.

The $326.5 million increase in net cash provided by financing activities from the prior year was due primarily to $469.8 million of net proceeds from the Public Offering in the second quarter of 2020 and $90.9 million of lower debt payments, partially offset by a $228.2 million reduction in net debt borrowings compared to 2019.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of 2020, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during 2020.

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2020, the Board approved a quarterly dividend of $2.50 per share of common stock, which was paid on December 11, 2020. On February 2, 2021, the Board approved a quarterly dividend of $2.50 per share of common stock to be paid on March 5, 2021 to holders of record as of February 16, 2021.

Financing Activity

As of December 31, 2020, we had $1.5 billion of aggregate outstanding term loan borrowings, $650.0 million of aggregate outstanding New Notes, $29.6 million of letter of credit issuances and $470.4 million available for borrowing under our revolving credit facility (the “Revolving Credit Facility”). A summary of our outstanding term loan borrowings as of December 31, 2020 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3) 10/1/2019(3)	$700,000	Varies(4)	$676,611	10/30/2025	$476,607	LIBOR	1.50%	1.65%
Term Loan B-2	1/7/2019	250,000	1.0%	245,625	10/30/2027	228,750	LIBOR	2.00%	2.15%
Term Loan B-3	6/14/2019(5) 10/30/2020(5)	625,000	1.0%	619,385	10/30/2027	577,472	LIBOR	2.00%	2.15%
Total		$1,575,000		$1,541,621		$1,282,829

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary London Interbank Offered Rate (“LIBOR”) breakage provisions).

(2)

The term “A-2” loan tranche (the “Term Loan A-2”) interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the Third Restatement Agreement). All other applicable margins are fixed.

(3)	On May 8, 2019, $250.0 million was drawn. On October 1, 2019, an additional $450.0 million was drawn. On October 30, 2020, the amortization schedule was reset.
(4)	Per annum amortization rates for years one through five following the October 30, 2020 refinancing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.
(5)	On June 14, 2019, $325.0 million was drawn. On October 30, 2020, an additional $300.0 million was drawn.

Credit Facility

In January 2020, we issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. These letters of credit were amended in January 2021 to increase the total to $33.0 million. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of us as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that we closed an equity investment in Wisper, and Wisper has guaranteed and indemnified us in connection with such letters of credit. As of December 31, 2020, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet.

In March 2020, we borrowed $100.0 million under the Revolving Credit Facility for general corporate purposes, including for small acquisitions and investments. The outstanding balance was repaid in full in May 2020 using a portion of the net proceeds from the Public Offering. Letter of credit issuances under the Revolving Credit Facility totaled $29.6 million at December 31, 2020, including the $22.0 million issued on behalf of Wisper, and were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.63% per annum.

In May 2020, we completed the Public Offering of 287,500 shares of our common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. We used a portion of the net proceeds to repay in full our outstanding borrowings of $100.0 million under the Revolving Credit Facility in May 2020 and we used the remainder for general corporate purposes, including for acquisitions and strategic investments.

In October 2020, we and certain of our wholly owned subsidiaries entered into a Third Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto to amend and restate the second amended and restated credit agreement among us and our lenders (the “Credit Agreement” and as restated, the “Third Restatement Agreement”). The Third Restatement Agreement amended the Credit Agreement to, among other things, (i) upsize our term “B-3” loan tranche (the “Term Loan B-3”) by $300.0 million (the “TLB-3 Upsize”) and extend the scheduled maturity of each of our term “B-2” loan tranche (the “Term Loan B-2”) and the Term Loan B-3 to October 30, 2027, (ii) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $150.0 million to $500.0 million and extend the scheduled maturity of each of the Revolving Credit Facility and the Term Loan A-2 to October 30, 2025 and (iii) reset the amortization schedule of the Term Loan A-2 so that the Term Loan A-2 will amortize in equal quarterly installments following the date of the amendment and restatement at a rate (expressed as a percentage of the outstanding principal amount on October 30, 2020) of 2.5% per annum for each of the first two years, 5.0% per annum for the third year, 7.5% per annum for the fourth year and 12.5% per annum for the fifth year (in each case subject to customary adjustments in the event of any prepayment), with the balance due upon maturity. Except as described above, the Third Restatement Agreement did not make any material changes to the terms of the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 or the Revolving Credit Facility. We used the net proceeds from the TLB-3 Upsize, together with cash on hand, to repay all $483.8 million aggregate principal amount of our outstanding term “B-1” loan tranche.

The Third Restatement Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Third Restatement Agreement also requires that we maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. The Third Restatement Agreement also contains customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of our and our restricted subsidiaries’’ other material debt, bankruptcy or insolvency, the entry against us or any of our restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

Senior Notes

In November 2020, we completed a private offering of $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “New Notes”). We used a portion of the net proceeds from the offering to fund the investment in MBI and expect to use the remainder for general corporate purposes, which may include additional acquisitions and strategic investments. The terms of the New Notes are governed by an indenture dated as of November 9, 2020 (the “Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

The New Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2021. The New Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under the Third Restatement Agreement or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.

At any time and from time to time prior to November 15, 2025, we may redeem some or all of the New Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on November 15, 2025, we may redeem some or all of the New Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to November 15, 2023, we may redeem up to 40% of the aggregate principal amount of the New Notes with funds in an aggregate amount not exceeding the net cash proceeds from one or more equity offerings at a redemption price equal to 104% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

Upon the occurrence of certain change of control events specified in the Indenture, we are required to offer to repurchase all of the New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Indenture contains covenants that, among other things and subject to certain exceptions, limit (i) our ability and the ability of our subsidiaries to incur any liens securing indebtedness for borrowed money, (ii) our ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of our and our subsidiaries’ assets (taken as a whole) and (iii) the ability of the guarantors to consolidate with or merge with or into another person.

The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements or covenants in respect of the New Notes, failure to pay certain other indebtedness at final maturity, acceleration of certain indebtedness prior to final maturity, failure to pay certain final judgments, failure of certain guarantees to be enforceable and certain events of bankruptcy or insolvency.

Other Debt-Related Information

We were in compliance with all debt covenants as of December 31, 2020.

In connection with various financing transactions completed during 2020 and 2019, we capitalized $15.1 million and $11.8 million of debt issuance costs and wrote-off $6.2 million and $4.2 million of existing unamortized debt issuance costs. We recorded debt issuance cost amortization of $4.3 million and $4.6 million for 2020 and 2019, respectively, within interest expense in the consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2020	2019
Revolving Credit Facility portion:
Other noncurrent assets	$3,249	$2,427
Term loans and New Notes portion:
Long-term debt (contra account)	21,897	18,142
Total	$25,146	$20,569

During the first quarter of 2019, we entered into two interest rate swap agreements in order to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement effective in March 2019, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement effective in June 2020, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $22.5 million and $3.1 million on interest rate swaps for 2020 and 2019, respectively, which were reflected in interest expense within the consolidated statements of operations and comprehensive income.

Refer to notes 10 and 12 to the consolidated financial statements for further details regarding our financing activity, outstanding debt and interest rate swaps.

Capital Expenditures

We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations, including rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

Our capital expenditures by category for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Customer premise equipment(1)	$70,554	$57,378
Commercial(2)	48,019	45,424
Scalable infrastructure(3)	37,039	44,823
Line extensions(4)	19,746	17,469
Upgrade/rebuild(5)	61,330	37,144
Support capital(6)	56,541	60,114
Total	$293,229	$262,352

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2020 (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2021	$138,582	$5,266	$25,731	$22,920	$192,499
2022	55,119	4,298	29,986	9,691	99,094
2023	35,992	3,755	47,008	4,517	91,272
2024	15,763	2,306	68,285	847	87,201
2025	3,749	1,796	549,147	503	555,195
Thereafter	-	9,981	1,471,464	6,775	1,488,220
Total	$249,205	$27,402	$2,191,621	$45,253	$2,513,481

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2020 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to our outstanding finance and operating lease arrangements as of December 31, 2020.
(3)	Debt payments include principal repayment obligations for our outstanding debt instruments as of December 31, 2020.
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

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $10.5 million and $9.5 million for 2020 and 2019, respectively.

●

Fees imposed on us by various governmental authorities, including franchise fees, are passed through monthly to our customers and are periodically remitted to authorities. These fees were $25.2 million and $22.7 million for 2020 and 2019, respectively. As we act as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $31.6 million and $18.3 million as of December 31, 2020 and 2019, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

Goodwill and Indefinite-Lived Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2020	2019
Goodwill and indefinite-lived intangible assets	$1,417,755	$1,414,668
Total assets	$4,488,338	$3,151,831
Goodwill and indefinite-lived intangible assets as a percentage of total assets	31.6%	44.9%

Goodwill Reporting Unit. Goodwill is calculated as the excess of the consideration transferred over the fair value of identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. We assess the recoverability of our goodwill as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.

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

Indefinite-Lived Intangible Assets Units of Account. Our intangible assets with an indefinite life are from franchise agreements that we have with state and local governments and certain trade names. Franchise agreements allow us to contract and operate our business within specified geographic areas. We expect our franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. We currently expect to utilize certain of our trade names for a period that extends beyond the foreseeable horizon and expect the cost to maintain such asset to be nominal.

We assess the recoverability of our indefinite-lived intangible assets as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The unit of accounting for our franchise agreements was historically established at the geographic division level. We reevaluate the unit of accounting used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. Effective in the second quarter of 2020, as a result of progress made in our staged rebranding initiative and the further alignment of service offerings and product pricing for recent acquisitions with our legacy business, we reevaluated the basis of our franchise agreements unit of accounting for use in impairment assessments and identified a single unit of accounting for franchise agreements based on a reevaluation of our current operations and the use of our assets.

Property, Plant and Equipment

Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2020	2019
Property, plant and equipment, net	$1,265,460	$1,201,271
Total assets	$4,488,338	$3,151,831
Property, plant and equipment, net as a percentage of total assets	28.2%	38.1%

Year Ended December 31,	Cash Paid for Property, Plant and Equipment
2020	$302,517
2019	$257,841
2018	$215,761

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

Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2020, our market risk sensitive instruments consisted of our senior credit facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition: Liquidity and Capital Resources—Financing Activity” and notes 10 and 12 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.

Outstanding borrowings under our senior credit facilities, which bear interest, at our option, at a rate per annum determined by reference to either LIBOR or a base rate, in each case plus an applicable interest rate margin, were approximately $2.2 billion at December 31, 2020. We are also party to two interest rate swap agreements to effectively convert the variable rate interest to fixed base rates of 2.653% and 2.739% for $850.0 million and $350.0 million of such outstanding debt, respectively. Based on the principal outstanding under our senior credit facilities with exposure to LIBOR at December 31, 2020, assuming, hypothetically, that the LIBOR applicable to the senior credit facilities was 100 basis points higher, our annual interest expense would have increased $3.4 million.

Additionally, as of December 31, 2020, we had $650.0 million aggregate principal amount of the New Notes outstanding. Although the New Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of December 31, 2020, the fair market value of the New Notes was $669.5 million.

As of December 31, 2019, outstanding borrowings under our senior credit facilities were approximately $1.8 billion and the notional amount of our effective interest rate swap agreement was $850.0 million. Based on the principal then-outstanding under our senior credit facilities with exposure to LIBOR at December 31, 2019, assuming, hypothetically, that the LIBOR applicable to the senior credit facilities was 100 basis points higher, our annual interest expense would have been $9.0 million higher in 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, the related notes thereto and the report of the independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference herein.

Quarterly tabular disclosures are no longer required because we have early adopted the amendment to Regulation S-K Item 302.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2021 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2021 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2021 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2021 Proxy Statement, or in amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Annual Report on Form 10-K are filed as a part of this Annual Report on Form 10-K.

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

2.4

Equity Purchase Agreement, dated as of September 28, 2020, by and among Cable One, Inc., Mega Broadband Investments Holdings LLC, Mega Broadband Splitter, LP, Mega Broadband Blocker, Inc., and GTCR Fund XII/C LP (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 6, 2020).

2.5	Agreement and Plan of Merger, dated as of February 12, 2021, by and among Cable One, Inc., Hargray Acquisition Holdings, LLC, Lighthouse Merger Sub LLC, and TPO-Hargray, LLC, in its capacity as the equityholders’ representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 16, 2021).

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 18, 2020).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

4.1	Description of securities of Cable One, Inc. registered under Section 12 of the Exchange Act.*

4.2

Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (including Form of 4.00% Senior Notes due 2030) (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on November 9, 2020).

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

10.9

Amendment No. 1, dated as of November 15, 2019, to the Second Amended and Restated Credit Agreement among Cable One, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).

10.10

Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.11

Form of Non-Employee Director Restricted Stock Unit Agreement for grants during 2017 through 2019 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).+

10.12	Form of Stock Appreciation Right Agreement for grants during 2018 (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.13

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.14

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.15

Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants during 2018 (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.16

Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees during 2018 and 2019 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

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

10.22	Form of Stock Appreciation Right Agreement for grants during 2020 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.23

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2020 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.24

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2020 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.25

Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants during 2020 (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.26

Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2020).+

10.27

Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2020 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2020).+

10.28

Third Restatement Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on October 30, 2020).

10.29

Second Amended and Restated Limited Liability Company Agreement, dated as of November 12, 2020, by and among Mega Broadband Investments Holdings LLC, Cable One, Inc., and the other unitholders party thereto.*†

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory arrangement.
†

Certain information of the exhibit (indicated by “[***]”) has been excluded as the Company has determined the omitted information (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLE ONE, INC. (Registrant)

Date: February 25, 2021	By:	/s/ Julia M. Laulis
Julia M. Laulis
Chair of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julia M. Laulis and Steven S. Cochran, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	February 25, 2021
Julia M. Laulis	(Principal Executive Officer)

/s/ Steven S. Cochran	Chief Financial Officer	February 25, 2021
Steven S. Cochran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brad D. Brian	Director	February 25, 2021
Brad D. Brian

/s/ Thomas S. Gayner	Director	February 25, 2021
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	February 25, 2021
Deborah J. Kissire

/s/ Mary E. Meduski	Director	February 25, 2021
Mary E. Meduski

/s/ Thomas O. Might	Director	February 25, 2021
Thomas O. Might

/s/ Kristine E. Miller	Director	February 25, 2021
Kristine E. Miller

/s/ Sherrese M. Smith	Director	February 25, 2021
Sherrese M. Smith

/s/ Wallace R. Weitz	Director	February 25, 2021
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 25, 2021
Katharine B. Weymouth

S-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cable One, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Capitalization of Internal Labor Costs

As described in Notes 2 and 7 to the consolidated financial statements, capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred, survey information, operational data and management judgment. Capitalized labor costs represent a portion of the consolidated balance of property, plant and equipment, net of $1.3 billion as of December 31, 2020.

The principal considerations for our determination that performing procedures relating to capitalization of internal labor costs is a critical audit matter are (i) the significant judgment by management in determining the internal labor costs to be capitalized and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the determination of internal labor costs to be capitalized related to survey responses and operational data.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalization of internal labor costs, including controls over the internal labor costs to be capitalized. These procedures also included, among others (i) evaluating the appropriateness of management’s process for determining the standard labor costs by position, (ii) testing the data inputs related to payroll and benefits, and (iii) evaluating the reasonableness of the factors considered by management related to survey responses received and the analysis of operational data. Evaluating the reasonableness of the factors involved evaluating whether the factors were consistent with information contained in the survey responses received and the expected time spent on capitalizable activities.

Valuation of the Hargray Investment

As described in Note 6 to the consolidated financial statements, the Company contributed its Anniston, Alabama system to Hargray Acquisition Holdings, LLC ("Hargray") in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis, which resulted in the recognition of a $113.2 million investment recorded in equity investments and a non-cash gain of $82.6 million recorded in gain on sale of business. Management calculated the fair value of Hargray’s total enterprise value using a hybrid of both the discounted cash flow method of the income approach and the guideline public company method of the market approach. Significant assumptions used in the valuation include projected revenue growth rates, future EBITDA margins, future capital expenditures, and the discount rate. The enterprise value less Hargray’s debt and unamortized debt issuance costs was multiplied by the Company’s minority equity interest percentage to determine the Hargray investment’s carrying value. The resulting non-cash gain was calculated as the difference between this carrying value and the book value of the Anniston System’s net assets, including its proportionate share of the Company’s franchise agreement and goodwill assets.

The principal considerations for our determination that performing procedures relating to the valuation of the Hargray investment is a critical audit matter are (i) the significant judgment by management in developing the fair value measurement of the investment and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the projected revenue growth rates, future EBITDA margins, future capital expenditures, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of equity investments, including controls over the assumptions related to the valuation of the fair value measurement of the Hargray investment, including the projected revenue growth rates, future EBITDA margins, future capital expenditures, and discount rate. These procedures also included, among others (i) reading the purchase agreement, (ii) evaluating management’s process for developing the fair value estimate, (iii) evaluating the appropriateness of the discounted cash flow model, and (iv) evaluating the reasonableness of significant assumptions used by management related to the projected revenue growth rates, future EBITDA margins, future capital expenditures, and discount rate, and (v) testing the data used in the discounted cash flow model. Evaluating management’s assumptions related to the projected revenue growth rates, future EBITDA margins, and future capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the investee; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with other aspects in the discounted cash flow model. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.

Initial Fair Value of Options Associated with the Mega Broadband Investment

As described in Notes 6 and 13 to the consolidated financial statements, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC (“MBI”) in 2020. The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “net option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The initial fair values of the call and put options on November 12, 2020 were $19.7 million and $75.5 million, respectively, and were included within other noncurrent liabilities. The net option is remeasured at fair value on a quarterly basis resulting in a $17.5 million change in fair value of the net option during the period ended December 31, 2020 which is reported within other income (expense), net.

The principal considerations for our determination that performing procedures relating to the initial fair value of options associated with MBI is a critical audit matter are (i) the significant judgment by management in developing the fair values of these options using the Monte Carlo simulations and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to MBI’s equity value. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of the options, including controls over the assumptions related to the valuation of the options, including MBI’s equity value. These procedures also included, among others, developing an independent range of values for each option and performing a comparison of management’s estimate to the independently developed range to evaluate the reasonableness of management’s estimate. Developing the independent range of values involved (i) developing an independent Monte Carlo simulation model, (ii) testing the completeness and accuracy of the contractual information used by management to calculate the agreed-upon price to acquire the remaining equity interests in MBI,  and (iii) evaluating the reasonableness of the assumptions used by management to estimate MBI’s equity value. Professionals with specialized skill and knowledge were used to assist in developing the independent Monte Carlo simulation model, including developing the independent range of values.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 25, 2021

We have served as the Company’s auditor since 2014.

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values)	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$574,909	$125,271
Accounts receivable, net	38,768	38,452
Income taxes receivable	41,245	2,146
Prepaid and other current assets	17,891	15,619
Total Current Assets	672,813	181,488
Equity investments	807,781	206
Property, plant and equipment, net	1,265,460	1,201,271
Intangible assets, net	1,278,198	1,312,381
Goodwill	430,543	429,597
Other noncurrent assets	33,543	26,888
Total Assets	$4,488,338	$3,151,831

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$174,139	$136,993
Deferred revenue	21,051	23,640
Current portion of long-term debt	26,392	28,909
Total Current Liabilities	221,582	189,542
Long-term debt	2,148,798	1,711,937
Deferred income taxes	366,675	303,314
Interest rate swap liability	155,357	78,612
Other noncurrent liabilities	100,627	26,857
Total Liabilities	2,993,039	2,310,262

Commitments and contingencies (see note 17)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 and 5,887,899 shares issued; and 6,027,704 and 5,715,377 shares outstanding as of December 31, 2020 and 2019, respectively)	62	59
Additional paid-in capital	535,586	51,198
Retained earnings	1,228,172	980,355
Accumulated other comprehensive loss	(140,683)	(68,158)
Treasury stock, at cost (147,695 and 172,522 shares held as of December 31, 2020 and 2019, respectively)	(127,838)	(121,885)
Total Stockholders' Equity	1,495,299	841,569
Total Liabilities and Stockholders' Equity	$4,488,338	$3,151,831

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
Revenues	$1,325,229	$1,167,997	$1,072,295
Costs and Expenses:
Operating (excluding depreciation and amortization)	418,704	388,552	370,269
Selling, general and administrative	255,163	245,120	222,216
Depreciation and amortization	265,658	216,687	197,731
(Gain) loss on asset sales and disposals, net	(1,072)	7,187	14,167
Gain on sale of business	(82,574)	-	-
Total Costs and Expenses	855,879	857,546	804,383
Income from operations	469,350	310,451	267,912
Interest expense	(73,607)	(71,729)	(60,415)
Other income (expense), net	(16,411)	(4,907)	4,487
Income before income taxes and equity method investment earnings	379,332	233,815	211,984
Income tax provision	76,317	55,233	47,224
Income before equity method investment earnings	303,015	178,582	164,760
Equity method investment earnings	1,376	-	-
Net income	$304,391	$178,582	$164,760

Net Income per Common Share:
Basic	$51.73	$31.45	$28.98
Diluted	$51.27	$31.12	$28.77
Weighted Average Common Shares Outstanding:
Basic	5,884,780	5,678,990	5,684,375
Diluted	5,937,582	5,737,856	5,725,963

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(72,525)	$(68,062)	$256
Comprehensive income	$231,866	$110,520	$165,016

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock,	Total Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2017	5,731,442	$59	$28,412	$728,386	$(352)	$(80,058)	$676,447
Net income	-	-	-	164,760	-	-	164,760
Changes in pension, net of tax	-	-	-	-	256	-	256
Equity-based compensation	-	-	10,486	-	-	-	10,486
Issuance of equity awards, net of forfeitures	20,800	-	-	-	-	-	-
Repurchases of common stock	(38,814)	-	-	-	-	(26,582)	(26,582)
Withholding tax for equity awards	(10,026)	-	-	-	-	(7,155)	(7,155)
Dividends paid to stockholders ($7.50 per common share)	-	-	-	(42,854)	-	-	(42,854)
Balance at December 31, 2018	5,703,402	59	38,898	850,292	(96)	(113,795)	775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	178,582	-	-	178,582
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(68,062)	-	(68,062)
Equity-based compensation	-	-	12,300	-	-	-	12,300
Issuance of equity awards, net of forfeitures	21,480	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,521)	-	-	-	-	(3,017)	(3,017)
Dividends paid to stockholders ($8.50 per common share)	-	-	-	(48,527)	-	-	(48,527)
Balance at December 31, 2019	5,715,377	59	51,198	980,355	(68,158)	(121,885)	841,569
Net income	-	-	-	304,391	-	-	304,391
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(72,525)	-	(72,525)
Equity-based compensation	-	-	14,592	-	-	-	14,592
Issuance of common stock	287,500	3	469,796				469,799
Issuance of equity awards, net of forfeitures	28,688	-	-	-	-	-	-
Withholding tax for equity awards	(3,861)	-	-	-	-	(5,953)	(5,953)
Dividends paid to stockholders ($9.50 per common share)	-	-	-	(56,574)	-	-	(56,574)
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$304,391	$178,582	$164,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,658	216,687	197,731
Amortization of debt issuance costs	4,305	4,646	4,163
Equity-based compensation	14,592	12,300	10,486
Write-off of debt issuance costs	6,181	4,210	110
Increase in deferred income taxes	87,182	50,011	34,973
(Gain) loss on asset sales and disposals, net	(1,072)	7,187	14,167
Gain on sale of business	(82,574)	-	-
Equity method investment earnings	(1,376)	-	-
Fair value adjustment	17,510	-	-
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable, net	139	(3,520)	(17)
(Increase) decrease in income taxes receivable	(39,099)	8,567	10,618
Increase in prepaid and other current assets	(2,189)	(462)	(2,192)
Increase (decrease) in accounts payable and accrued liabilities	11,781	16,452	(27,853)
Increase (decrease) in deferred revenue	(2,961)	(1,432)	3,946
Other, net	(8,097)	(1,487)	(3,123)
Net cash provided by operating activities	574,371	491,741	407,769

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(38,296)	(883,440)	-
Purchase of equity investments	(612,124)	-	-
Capital expenditures	(293,229)	(262,352)	(217,766)
Change in accrued expenses related to capital expenditures	(9,288)	4,511	2,005
Purchase of wireless licenses	(1,418)	-	-
Proceeds from sales of property, plant and equipment	730	7,039	1,466
Issuance of note and other receivables	(7,288)	-	-
Settlement of note and other receivables	6,000	-	-
Net cash used in investing activities	(954,913)	(1,134,242)	(214,295)

Cash flows from financing activities:
Proceeds from equity issuance	488,750	-	-
Proceeds from long-term debt borrowings	1,050,000	1,275,000	-
Payment of equity issuance costs	(18,951)	-	-
Payment of debt issuance costs	(15,064)	(11,844)	(2,131)
Payments on long-term debt	(612,028)	(702,880)	(14,391)
Repurchases of common stock	-	(5,073)	(26,582)
Payment of withholding tax for equity awards	(5,953)	(3,017)	(7,155)
Dividends paid to stockholders	(56,574)	(48,527)	(42,854)
Other		-	2,000
Net cash provided by (used in) financing activities	830,180	503,659	(91,113)

Increase (decrease) in cash and cash equivalents	449,638	(138,842)	102,361
Cash and cash equivalents, beginning of period	125,271	264,113	161,752
Cash and cash equivalents, end of period	$574,909	$125,271	$264,113

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$65,007	$67,907	$56,412
Cash paid for income taxes, net of refunds received	$28,230	$(3,585)	$1,811

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states. At the end of 2020, Cable One provided service to approximately 969,000 residential and business customers, of which approximately 857,000 subscribed to data services, 260,000 subscribed to video services and 124,000 subscribed to voice services.

On May 1, 2017, the Company acquired RBI Holding LLC (“NewWave”) for a purchase price of $740.2 million. On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million. On October 1, 2019, the Company acquired Fidelity Communications Co.’s data, video and voice business and certain related assets (collectively, “Fidelity”) for a purchase price of $531.4 million. On July 1, 2020, the Company acquired Valu-Net LLC (“Valu-Net”) for a purchase price of $38.9 million. The purchase price for these transactions was in cash on a debt-free basis. Refer to note 3 for details on these transactions. Refer to note 6 for information on the Company’s equity investments completed during 2020.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s results of operations for the years ended December 31, 2020, 2019 and 2018 may not be indicative of the Company’s future results.

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

The unit of accounting for revenue recognition is a performance obligation, which is a requirement to transfer a distinct good or service to a customer. Customers are billed for the services to which they subscribe based upon published or contracted rates, with the sales price being allocated to each performance obligation. For arrangements with multiple performance obligations, the sales price is allocated based on the relative standalone selling price for each subscribed service. Generally, performance obligations are satisfied, and revenue is recognized, over the period of time in which customers simultaneously receive and consume the Company’s defined performance obligations, which are delivered in a similar pattern of transfer. Advertising revenue is recognized at the point in time when the underlying performance obligation is complete.

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

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $31.6 million, $34.3 million and $28.6 million in 2020, 2019 and 2018, respectively.

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

For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. Assets and liabilities that are measured using significant unobservable inputs are valued using various valuation techniques, including Monte Carlo simulations.

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

Equity Investments. Equity investments that do not provide the Company the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the fair value measurement alternative. This method requires the initial fair value of the investment to be recorded as an asset within the consolidated balance sheet and any dividends received from the investee to be recorded as other income within the consolidated statement of operations and comprehensive income. If observable price changes for identical or similar investments in the same investee are identified, the recorded carrying value will be adjusted to its current estimated fair value.

Equity investments that do provide the Company with the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the equity method. The equity method requires the initial fair value of the investment to be recorded as an asset within the consolidated balance sheet. Based on its ownership percentage, the Company then recognizes its proportionate share of the investee’s net income (loss) each period within equity method investment earnings in the consolidated statement of operations and comprehensive income and a corresponding increase (decrease) to the investment’s carrying value within the consolidated balance sheet. As permitted by GAAP, the Company elected to recognize its proportionate share of such net income (loss) for each of its equity method investments on a one quarter lag. Additionally, any dividends received from an equity method investee are accounted for as a reduction in the carrying value of the investment within the consolidated balance sheet. Further, any material difference between the carrying value of an equity method investment and the Company’s underlying equity in the net assets of the investee attributable to depreciable property, plant and equipment and/or amortizable intangible assets will result in an adjustment to the amount of net income (loss) recognized by the Company each period.

As none of the Company’s cost or equity method investments have readily determinable fair values, the Company assesses each investment for indicators of impairment on a quarterly basis based primarily on the investee’s most recently available financial and operating information. If it is determined that the fair value of an investment has fallen below its carrying value, the carrying value is adjusted down to fair value and an impairment loss equal to the amount of the adjustment is recognized within the period’s statement of operations and comprehensive income.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost less accumulated depreciation and amortization. Costs for replacements and major improvements are capitalized while costs for maintenance and repairs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method for all assets, with the exception of capitalized internal and external labor, which are depreciated using an accelerated method. The estimated useful life ranges for each category of property, plant and equipment are as follows (in years):

Cable distribution systems	10	–	25
Customer premise equipment	3	–	5
Other equipment and fixtures	3	–	10
Buildings and improvements	10	–	20
Capitalized software	3	–	7
Right-of-use (“ROU”) assets	1	–	5

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

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use, on-premises and cloud-based software, including costs associated with coding, software configuration, upgrades and enhancements.

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

Finite-Lived Intangible Assets. Finite-lived intangible assets consist of franchise renewals, customer relationships, trademarks and trade names and wireless licenses and are amortized using a straight-line or accelerated method over the respective estimated periods for which the assets will provide economic benefit to the Company.

Indefinite-Lived Intangible Assets. The Company’s intangible assets with an indefinite life are franchise agreements that it has with state and local governments and certain trade names. Franchise agreements allow the Company to contract and operate its business within specified geographic areas. The Company expects its franchise agreements to provide it with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company has historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. The Company currently expects to utilize certain trade names for a period that extends beyond the foreseeable horizon and expects the cost to maintain such asset to be nominal.

The Company’s unit of accounting for its franchise agreements was historically established at the geographic division level. Effective in the second quarter of 2020, as a result of progress made in the Company’s staged rebranding initiative and the further alignment of service offerings and product pricing for recent acquisitions with its legacy business, the Company reevaluated the basis of its franchise agreements unit of accounting for use in impairment assessments and identified a single unit of accounting for its franchise agreements based on a reevaluation of the Company’s current operations and the use of its assets.

The Company assesses the recoverability of its indefinite-lived intangible assets as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The Company evaluates the unit of accounting used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, the Company estimates the fair value of its franchise agreements primarily based on a multi-period excess earnings method (“MPEEM”) analysis and estimates the fair value of certain trade names primarily based on a relief-from-royalty analysis, both of which involve significant judgment. When analyzing the fair values indicated under the MPEEM analysis, the Company also considers multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) generated by the underlying assets, current market transactions and profitability information. If the fair value of indefinite-lived intangible assets were determined to be less than the carrying amount, the Company would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.

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

Recently Adopted Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation, setup and other upfront costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing such costs incurred to develop or obtain internal-use software. The ASU specifies which costs are to be expensed and which are to be capitalized, the period over which capitalized costs are to be amortized, the process for identifying and recognizing impairment and the proper presentation of such costs within the consolidated financial statements. The Company adopted the updated guidance on January 1, 2020 on a prospective basis. The adoption of this ASU has resulted in the capitalization of $7.9 million of costs that will be amortized over the life of the applicable hosting arrangement. Amortization of such costs will be included in operating or selling, general and administrative expenses, rather than depreciation and amortization expense, within the consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. The ASU was effective for annual and interim periods beginning after December 15, 2020. Certain provisions must be adopted on prescribed retrospective, modified retrospective and prospective bases, while other provisions may be adopted on either a retrospective or modified retrospective basis. The Company plans to adopt ASU 2019-12 in the first quarter of 2021 on a prospective basis and does not expect the updated guidance to have a material impact on the its consolidated financial statements, but it may have an impact in the future.

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

Customer relationships and franchise agreements are valued using the MPEEM of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. No residual value is assigned to the acquired customer relationships or trademark and trade name.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis. The change in carrying value of goodwill as a result of acquisitions during the periods presented was as follows (in thousands):

Goodwill
Balance at December 31, 2018	$172,129
Clearwave acquisition goodwill recognized	185,885
Fidelity acquisition goodwill recognized	71,583
Balance at December 31, 2019	$429,597
Valu-Net acquisition goodwill recognized	5,279
Anniston Exchange (as defined in note 6) goodwill disposed	(4,333)
Balance at December 31, 2020	$430,543

Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $3.9 million, $9.6 million and $1.8 million of acquisition-related costs in 2020, 2019 and 2018, respectively. These costs are included in selling, general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income.

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

A summary of the allocation of the Clearwave purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2019, is as follows (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$1,913
Accounts receivable	1,294
Prepaid and other current assets	311
Property, plant and equipment	120,472
Intangible assets	89,700
Other noncurrent assets	3,533
Total Assets Acquired	217,223

Liabilities Assumed
Accounts payable and accrued liabilities	2,128
Deferred revenue, short-term portion	4,322
Deferred income taxes	32,771
Other noncurrent liabilities	5,057
Total Liabilities Assumed	44,278

Net assets acquired	172,945
Purchase price consideration	358,830
Goodwill recognized	$185,885

Acquired identifiable intangible assets associated with the Clearwave acquisition consisted of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$83,000	17
Trade name	$6,700	Indefinite

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

A summary of the allocation of the Fidelity purchase price consideration as of the acquisition date, reflecting all measurement period adjustments recorded in 2019, was as follows (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$4,869
Accounts receivable	3,691
Prepaid and other current assets	1,756
Property, plant and equipment	173,904
Intangible assets	288,000
Other noncurrent assets	1,895
Total Assets Acquired	474,115

Liabilities Assumed
Accounts payable and accrued liabilities	8,795
Deferred revenue, short-term portion	1,796
Other noncurrent liabilities	3,715
Total Liabilities Assumed	14,306

Net assets acquired	459,809
Purchase price consideration	531,392
Goodwill recognized	$71,583

Acquired identifiable intangible assets associated with the Fidelity acquisition consisted of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$119,000	14
Trademark and trade name	$3,000	3
Franchise agreements	$166,000	Indefinite

The total weighted average original amortization period for the acquired finite-lived intangible assets is 13.7 years.

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

Acquired identifiable intangible assets associated with the Valu-Net acquisition consisted of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$7,700	13.5
Trademark and trade name	$800	Indefinite
Franchise agreements	$11,200	Indefinite

4.	REVENUES

The Company’s revenues by product line were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Residential
Data	$669,545	$547,240	$492,816
Video	332,857	335,190	343,384
Voice	47,603	43,521	41,278
Business services	234,657	204,500	155,952
Other	40,567	37,546	38,865
Total revenues	$1,325,229	$1,167,997	$1,072,295

Franchise and other regulatory fees	$25,206	$22,702	$16,098
Deferred commission amortization	$5,478	$3,992	$3,605

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

Net accounts receivable from contracts with customers totaled $31.5 million and $32.3 million at December 31, 2020 and 2019, respectively.

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

Contract Costs. The Company capitalizes the incremental costs incurred in obtaining customers, such as commission costs and certain third-party costs. Commission expense is recognized using a portfolio approach over the calculated average residential and business customer tenure. Commission amortization expense is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of December 31, 2020, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. The $23.6 million of current deferred revenue at December 31, 2019 was recognized within revenues in the consolidated statement of operations and comprehensive income during 2020. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

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

5.	OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2020	2019
Trade receivables	$32,795	$33,467
Other receivables	7,225	6,186
Less: Allowance for credit losses	(1,252)	(1,201)
Total accounts receivable, net	$38,768	$38,452

The changes in the allowance for credit losses were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$1,201	$2,045	$1,876
Additions - charged to costs and expenses	7,527	6,500	5,101
Deductions - write-offs	(13,603)	(13,504)	(9,529)
Recoveries collected	6,127	6,160	4,597
Ending balance	$1,252	$1,201	$2,045

Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Prepaid repairs and maintenance	$1,013	$551
Software implementation costs	1,035	-
Prepaid insurance	2,200	1,548
Prepaid rent	1,471	1,499
Prepaid software	4,544	4,672
Deferred commissions	4,026	3,586
All other current assets	3,602	3,763
Total prepaid and other current assets	$17,891	$15,619

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2020	2019
Operating lease ROU assets	$13,408	$16,924
Deferred commissions	5,798	5,042
Software implementation costs	6,879	-
Debt issuance costs	3,249	2,427
All other noncurrent assets	4,209	2,495
Total other noncurrent assets	$33,543	$26,888

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accounts payable	$22,686	$36,351
Accrued programming costs	20,279	19,620
Accrued compensation and related benefits	26,467	23,189
Accrued sales and other operating taxes	7,425	7,550
Accrued franchise fees	4,021	4,201
Deposits	6,300	6,550
Operating lease liabilities	3,772	4,601
Interest rate swap liability	30,646	11,045
Accrued insurance costs	7,292	6,174
Cash overdrafts	8,847	5,801
Equity investment payable(1)	13,387	-
Interest payable	4,128	175
Amount due to Hargray(2)	6,822	-
All other accrued liabilities	12,067	11,736
Total accounts payable and accrued liabilities	$174,139	$136,993

(1)	Consists of the unfunded portion of the Company’s equity investment in Wisper. Refer to note 6 for details on this transaction.
(2)	Consists of amounts due to Hargray in connection with transition services provided as part of the Anniston Exchange. Refer to note 6 for details on this transaction.

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Operating lease liabilities	$8,701	$11,146
Accrued compensation and related benefits	10,086	7,154
Deferred revenue	4,981	5,514
MBI net option (as defined in note 6)(1)	73,310	-
All other noncurrent liabilities	3,549	3,043
Total other noncurrent liabilities	$100,627	$26,857

(1)	Consists of the net value of the Company’s call and put options associated with the remaining equity interests in MBI, valued at $0.7 million and $74.0 million, respectively, as of December 31, 2020. Refer to note 6 for details on this transaction.

6.	EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper ISP, LLC, a wireless internet service provider (“Wisper”), for total consideration of $25.3 million. The Company funded $11.9 million of the total consideration for Wisper in 2020 and expects to fund the remainder in 2021. On October 1, 2020, the Company contributed its Anniston, Alabama system (the “Anniston System”) to Hargray Acquisition Holdings, LLC, a data, video and voice services provider (“Hargray”), in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis (the “Anniston Exchange”) and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

The carrying value of the Company’s equity investments without readily determinable fair values were determined based on fair valuations as of their respective acquisition dates, and consisted of the following (dollars in thousands):

	Ownership	As of December 31,
	Percentage	2020	2019
Cost Method Investments
Hargray(1)	~15%	$113,165	$-
Nextlink	<10%	27,245	-
Others	<10%	10,066	206
Total cost method investments		$150,476	$206

Equity Method Investments
MBI(2)	45.0%	$630,679	$-
Wisper	40.4%	26,626	-
Total equity method investments		$657,305	$-

Total equity investments		$807,781	$206

(1)

The Company calculated the fair value of Hargray’s total enterprise value using a hybrid of both the discounted cash flow method of the income approach and the guideline public company method of the market approach. Significant assumptions used in the valuation include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. The enterprise value less Hargray’s debt and unamortized debt issuance costs was multiplied by Cable One’s minority equity interest percentage to determine the Hargray investment’s carrying value. The resulting non-cash gain was calculated as the difference between this carrying value and the book value of the Anniston System’s net assets, including its proportionate share of the Company’s franchise agreement and goodwill assets. The approximately 15% equity interest in Hargray is on a fully diluted basis.

(2)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between  January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between  July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the "net option") are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The net option is remeasured at fair value on a quarterly basis resulting in a $17.5 million change in fair value of the net option during the period ended December 31, 2020 which is reported within other income (expense), net, in the consolidated statement of operations and comprehensive income. The $73.3 million carrying value of the net option liability is included within other noncurrent liabilities in the consolidated balance sheet as of December 31, 2020.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $529.7 million as of December 31, 2020. A portion of the excess will be allocated to amortizable assets within the investment and will be amortized as the Company records its share of MBI’s income on a quarterly basis.

The Company recognized $1.4 million of Wisper net income within equity method investment earnings in the consolidated statement of operations and comprehensive income for 2020, which increased the investment’s carrying value.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented. The MBI call and put options are remeasured at fair value on a quarterly basis, with any changes in fair value reported within other income (expense) in the consolidated statements of operations and comprehensive income.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2020	2019
Cable distribution systems	$1,916,048	$1,779,964
Customer premise equipment	283,831	266,190
Other equipment and fixtures	463,469	444,799
Buildings and improvements	117,367	113,331
Capitalized software	107,107	99,988
Construction in progress	89,488	93,352
Land	13,293	13,361
ROU assets	10,314	10,187
Property, plant and equipment, gross	3,000,917	2,821,172
Less: Accumulated depreciation and amortization	(1,735,457)	(1,619,901)
Property, plant and equipment, net	$1,265,460	$1,201,271

The balance at December 31, 2020 included $13.9 million of property, plant and equipment acquired in the Valu-Net acquisition and excluded $16.4 million of property, plant and equipment disposed of in the Anniston Exchange.

Depreciation and amortization expense for property, plant and equipment was $220.2 million, $197.5 million and $186.0 million in 2020, 2019 and 2018, respectively.

In 2020, the Company recognized an $82.6 million non-cash gain in connection with the Anniston Exchange. In 2019, a portion of the Company’s previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million.

8.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $430.5 million and $429.6 million at December 31, 2020 and 2019, respectively, with the increase pertaining to $5.3 million of goodwill recognized in the Valu-Net acquisition, partially offset by $4.3 million of goodwill disposed of in the Anniston Exchange. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				December 31, 2020			December 31, 2019
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Franchise renewals	1	–	25	$2,927	$2,927	$-	$2,927	$2,895	$32
Customer relationships	13.5	–	17	369,700	81,865	287,835	362,000	37,470	324,530
Trademarks and trade names	2.7	–	3	4,300	2,552	1,748	4,300	1,552	2,748
Wireless licenses	10	–	15	1,418	15	1,403	-	-	-
Total finite-lived intangible assets				$378,345	$87,359	$290,986	$369,227	$41,917	$327,310

Indefinite-Lived Intangible Assets
Franchise agreements						$979,712			$978,371
Trade names						7,500			6,700
Total indefinite-lived intangible assets						$987,212			$985,071

Total intangible assets, net						$1,278,198			$1,312,381

The increase in intangible assets from December 31, 2019 to December 31, 2020 related to customer relationships, trade name and franchise agreements associated with the Valu-Net acquisition as well as purchased wireless licenses, partially offset by $9.9 million of franchise agreements disposed of in connection with the Anniston Exchange.

Intangible asset amortization expense was $45.5 million, $19.2 million and $11.7 million in 2020, 2019 and 2018, respectively.

The future amortization of existing finite-lived intangible assets as of December 31, 2020 was as follows (in thousands):

Year Ending December 31,	Amount
2021	$40,495
2022	35,528
2023	28,816
2024	23,886
2025	21,962
Thereafter	140,299
Total	$290,986

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

9.	LEASES

As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for buildings and fiber optic networks. These leases have remaining lease terms ranging from less than 1 year to 23 years, with some including an option to extend the lease for up to 15 additional years and some including an option to terminate the lease within 1 year.

As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from less than 1 year to 14 years, with some including a lessee option to extend the leases for up to 5 additional years and some including an option to terminate the lease within 1 year.

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

As of December 31, 2020, additional operating leases that have not yet commenced were not material. Additionally, lessor accounting disclosures were not material as of and for the years ended December 31, 2020 and 2019.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
ROU Assets
Property, plant and equipment, net:
Finance leases	$8,979	$9,665
Other noncurrent assets:
Operating leases	$13,408	$16,924

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$3,772	$4,601
Current portion of long-term debt:
Finance leases	$661	$589
Long-term debt:
Finance leases	$4,805	$5,354
Other noncurrent liabilities:
Operating leases	$8,701	$11,146
Total:
Finance leases	$5,466	$5,943
Operating leases	$12,473	$15,747

The components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Finance lease expense:
Amortization of ROU assets	$812	$537
Interest on lease liabilities	382	302
Operating lease expense	5,480	5,260
Short-term lease expense	113	940
Variable lease expense	23	168
Total lease expense	$6,810	$7,207

Amortization of ROU assets is included within depreciation and amortization expense; interest on lease liabilities is included within interest expense; and operating, short-term and variable lease expense is included within operating expenses and selling, general and administrative expenses in the consolidated statement of operations and comprehensive income.

Supplemental lessee financial information is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$604	$925
Finance leases - operating cash flows	$382	$302
Operating leases - operating cash flows	$5,370	$5,293
ROU assets obtained in exchange for lease liabilities:
Finance leases(1)	$127	$5,408
Operating leases(2)	$1,131	$9,767

(1)	The amount for 2019 includes $3.9 million of ROU assets acquired in the Fidelity transaction.
(2)	The amount for 2019 includes $3.3 million and $1.4 million of ROU assets acquired in the Clearwave and Fidelity transactions, respectively.

	As of December 31,
	2020	2019
Weighted average remaining lease term:
Finance leases (in years)	12.8	14.1
Operating leases (in years)	4.4	4.7
Weighted average discount rate:
Finance leases	6.22%	6.26%
Operating leases	4.72%	4.94%

As of December 31, 2020, the future maturities of existing lease liabilities were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2021	$1,008	$4,258
2022	1,019	3,279
2023	1,026	2,729
2024	1,008	1,298
2025	985	811
Thereafter	8,498	1,483
Total	13,544	13,858
Less: Present value discount	(8,078)	(1,385)
Lease liability	$5,466	$12,473

10.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2020	2019
Senior Credit Facilities (as defined below)	$1,541,621	$1,753,045
New Notes (as defined below)	650,000	-
Finance lease liabilities	5,466	5,943
Total debt	2,197,087	1,758,988
Less: Unamortized debt issuance costs	(21,897)	(18,142)
Less: Current portion of long-term debt	(26,392)	(28,909)
Total long-term debt	$2,148,798	$1,711,937

Original Notes. On June 17, 2015, the Company issued $450.0 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the “Original Notes”). The Original Notes were jointly and severally guaranteed on a senior unsecured basis by each of the subsidiaries that guarantee the Senior Credit Facilities described below. The Original Notes were scheduled to mature on June 15, 2022 and interest was payable on June 15th and December 15th of each year. The indenture governing the Original Notes provided for early redemption of the Original Notes, at the option of the Company, at the prices and subject to the terms specified in the indenture.

On June 15, 2019, the Company redeemed all $450.0 million aggregate principal amount of outstanding Original Notes (the “Original Note Redemption”). In conjunction with the Original Note Redemption, the Company incurred a $6.5 million call premium and wrote off the remaining $3.8 million of unamortized debt issuance cost associated with the Original Notes. These amounts are recorded within other income (expense), net in the consolidated statement of operations and comprehensive income.

Senior Credit Facilities.

Chronology

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

On May 1, 2017, the Company and the lenders amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) and the Company incurred $750.0 million of senior secured loans (the “2017 New Loans”), a portion of which were used to repay in full the Original Term Loan. The 2017 New Loans consisted of a five-year term “A” loan in an original aggregate principal amount of $250.0 million, which was refinanced in connection with the Second Restatement Agreement (as defined below), and a seven-year term “B” loan in an original aggregate principal amount of $500.0 million (the “Term Loan B-1”).

On January 7, 2019, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement (“Amendment No. 2”) with CoBank, ACB (“CoBank”), as lender, and JPMorgan, as administrative agent, and incurred a new seven-year incremental term “B” loan in an aggregate principal amount of $250.0 million (the “Term Loan B-2”).

On April 12, 2019, the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement (“Amendment No. 3”) with CoBank, as lender, and JPMorgan, as administrative agent, to provide for a new delayed draw incremental term “B” loan in an aggregate principal amount of $325.0 million (the “Term Loan B-3”). The Term Loan B-3 was drawn in full on June 14, 2019.

On May 8, 2019, the Company entered into a Second Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto, to amend and restate the Amended and Restated Credit Agreement (the “Second Restatement Agreement”). The Second Restatement Agreement provided for a new senior secured term “A” loan in an aggregate principal amount of $250.0 million (the “Initial Term Loan A-2”), a new senior secured delayed draw term “A” loan in an aggregate principal amount of $450.0 million (the “Delayed Draw Term Loan A-2,” and collectively with the Initial Term Loan A-2, the “Term Loan A-2”) and a new $350.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Delayed Draw Term Loan A-2 was drawn in full on October 1, 2019 and has the same terms as, and constitutes one class of term loans with, the Initial Term Loan A-2. The Second Restatement Agreement did not alter the principal terms of the Company’s previously established Term Loan B-1, Term Loan B-2 or Term Loan B-3.

The Revolving Credit Facility was scheduled to mature on May 8, 2024 prior to its extension pursuant to the Third Restatement Agreement (as defined and described below). The Revolving Credit Facility gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Third Restatement Agreement).

In January 2020, the Company issued letters of credit totaling $22.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of the Company as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that the Company closed an equity investment in Wisper, and Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of December 31, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet.

In March 2020, the Company borrowed $100.0 million under the Revolving Credit Facility for general corporate purposes, including for small acquisitions and strategic investments. The outstanding balance was repaid in full in May 2020 using a portion of the net proceeds from the Company’s public offering of common stock (the “Public Offering”). Refer to note 14 for information on the Public Offering.

On October 30, 2020, the Company and certain of its wholly owned subsidiaries entered into a Third Restatement Agreement with JPMorgan, as administrative agent, and the lenders party thereto to amend and restate the Second Restatement Agreement (the “Third Restatement Agreement”). The Third Restatement Agreement amended the Second Restatement Agreement to, among other things, (i) upsize the Term Loan B-3 by $300.0 million (the “TLB-3 Upsize”) and extend the scheduled maturity of the Term Loan B-2 and the Term Loan B-3 to October 30, 2027, (ii) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $150.0 million to $500.0 million and extend the scheduled maturity of the Revolving Credit Facility and the Term Loan A-2 to October 30, 2025 and (iii) reset the amortization schedule of the Term Loan A-2 so that the Term Loan A-2 will amortize in equal quarterly installments following the date of the amendment and restatement at a rate (expressed as a percentage of the outstanding principal amount on October 30, 2020) of 2.5% per annum for each of the first two years, 5.0% per annum for the third year, 7.5% per annum for the fourth year and 12.5% per annum for the fifth year (in each case subject to customary adjustments in the event of any prepayment), with the balance due upon maturity. Except as described above, the Third Restatement Agreement did not make any material changes to the terms of the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 or the Revolving Credit Facility. The Company used the net proceeds from the TLB-3 Upsize, together with cash on hand, to repay all $483.8 million aggregate principal amount of its outstanding Term Loan B-1. The Revolving Credit Facility, the Term Loan A-2, the Term Loan B-2 and the Term Loan B-3 are collectively referred to as the “Senior Credit Facilities.”

GeneralTerms

The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors.

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A-2 and the Revolving Credit Facility, 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio, (ii) with respect to the Term Loan B-1, (x) for any day on or prior to April 22, 2018, 2.25% for LIBOR loans and 1.25% for base rate loans and (y) for any day thereafter through its repayment, 1.75% for LIBOR loans and 0.75% for base rate loans, and (iii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.0% for LIBOR loans and 1.0% for base rate loans.

The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $700.0 million under the Third Restatement Agreement plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Third Restatement Agreement) is no greater than 3.0 to 1.0.

The Third Restatement Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Third Restatement Agreement also requires the Company to maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. The Third Restatement Agreement also contains customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of other material debt of the Company and of its restricted subsidiaries, bankruptcy or insolvency, the entry against the Company or any of its restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

Summary

As of December 31, 2020, the Company had $1.5 billion of aggregate outstanding term loan borrowings, $29.6 million of letter of credit issuances held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters that bore interest at a rate of 1.63% per annum and $470.4 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans under the Senior Credit Facilities as of December 31, 2020 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019 (3) 10/1/2019 (3)	$700,000	Varies (4)	$676,611	10/30/2025	$476,607	LIBOR	1.50%	1.65%
Term Loan B-2	1/7/2019	250,000	1.0%	245,625	10/30/2027	228,750	LIBOR	2.00%	2.15%
Term Loan B-3	6/14/2019 (5) 10/30/2020 (5)	625,000	1.0%	619,385	10/30/2027	577,472	LIBOR	2.00%	2.15%
Total		$1,575,000		$1,541,621		$1,282,829

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio. All other applicable margins are fixed.

(3)	On May 8, 2019, $250.0 million was drawn. On October 1, 2019, an additional $450.0 million was drawn. On October 30, 2020, the amortization schedule was reset.
(4)	Per annum amortization rates for years one through five following the October 30, 2020 refinancing date are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.
(5)	On June 14, 2019, $325.0 million was drawn. On October 30, 2020, an additional $300.0 million was drawn.

New Notes. On November 9, 2020, the Company completed a private offering of $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “New Notes”). The terms of the New Notes are governed by an indenture dated as of November 9, 2020 (the “Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

The New Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2021. The New Notes are required to be guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic subsidiaries that guarantees the Company’s obligations under its Senior Credit Facilities or that guarantees certain capital markets debt of the Company or a guarantor in an aggregate principal amount in excess of $250.0 million.

At any time and from time to time prior to November 15, 2025, the Company may redeem some or all of the New Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on November 15, 2025, the Company may redeem some or all of the New Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to November 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the New Notes with funds in an aggregate amount not exceeding the net cash proceeds from one or more equity offerings at a redemption price equal to 104% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

Upon the occurrence of a Change of Control and a Below Investment Grade Rating Event (each as defined in the Indenture), the Company is required to offer to repurchase the New Notes at 101% of the principal amount of such New Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Indenture contains covenants that, among other things and subject to certain exceptions, limit (i) the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money, (ii) the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole) and (iii) the ability of the guarantors to consolidate with or merge with or into another person.

The Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements or covenants in respect of the New Notes, failure to pay certain other indebtedness at final maturity, acceleration of certain indebtedness prior to final maturity, failure to pay certain final judgments, failure of certain guarantees to be enforceable and certain events of bankruptcy or insolvency.

Debt Issuance Costs. In connection with various financing transactions completed during 2020 and 2019, the Company capitalized $15.1 million and $11.8 million of debt issuance costs and wrote-off to other expense $6.2 million and $4.2 million of existing unamortized debt issuance costs, respectively. The Company recorded debt issuance cost amortization of $4.3 million, $4.6 million and $4.2 million during 2020, 2019 and 2018, respectively, within interest expense in the consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2020	2019
Revolving Credit Facility portion:
Other noncurrent assets	$3,249	$2,427
Term loans and New Notes portion:
Long-term debt (contra account)	21,897	18,142
Total	$25,146	$20,569

The future maturities of outstanding borrowings as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
2021	$25,731
2022	29,986
2023	47,008
2024	68,285
2025	549,147
Thereafter	1,471,464
Total	$2,191,621

The Company was in compliance with all debt covenants as of December 31, 2020.

11.	INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2020
U.S. Federal	$(14,633)	$74,164	$59,531
State and local	3,764	13,022	16,786
Total	$(10,869)	$87,186	$76,317

Year Ended December 31, 2019
U.S. Federal	$1,249	$43,270	$44,519
State and local	3,678	7,036	10,714
Total	$4,927	$50,306	$55,233

Year Ended December 31, 2018
U.S. Federal	$10,214	$32,176	$42,390
State and local	2,284	2,550	4,834
Total	$12,498	$34,726	$47,224

The income tax provision is different than the amount of income tax calculated by applying the U.S. Federal statutory rate of 21.0% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. Federal taxes at statutory rate	$79,660	$49,101	$44,517
State and local taxes, net of U.S. Federal tax	13,261	8,464	3,816
CARES Act benefit (as defined and described below)	(13,039)	-	-
Equity-based compensation	(10,993)	(5,296)	(3,690)
Valuation allowance	4,322	-	-
Section 162(m) limitation	1,564	656	113
Other items	1,542	2,308	2,468
Income tax provision	$76,317	$55,233	$47,224

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2020	2019
Other benefit obligations	$1,789	$1,890
Equity-based compensation	4,324	4,563
Net operating losses	2,951	25,532
Accrued bonus	3,947	2,313
Reserves	1,194	1,134
Lease liabilities	3,079	4,659
Interest rate swap	45,913	22,101
Capital losses	4,322	-
Other items	3,856	2,104
Deferred tax assets, gross	71,375	64,296
Less: Valuation allowance	(4,322)	-
Deferred tax assets, net	67,053	64,296

Property, plant and equipment	233,427	201,208
Goodwill and other intangible assets	160,442	159,074
Investments in subsidiaries and partnerships	29,043	-
ROU assets	5,121	5,201
Prepaid expenses	3,500	2,127
Other items	2,195	-
Deferred tax liabilities	433,728	367,610

Net deferred income tax liability	$366,675	$303,314

The valuation allowance disclosed above relates to capital losses from the MBI net option that may not be realized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carrybacks to offset up to 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2020, 2019 and 2018 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, the Company carried its 2019 U.S. Federal tax NOL back and generated a $13.0 million benefit, as a portion of the NOL was carried back to years that had higher enacted income tax rates.

There were $0.5 million of tax-effected U.S. Federal tax NOLs available for carryforward at December 31, 2020, which were generated by NewWave prior to its acquisition and have expiration dates through 2036. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code of 1986, as amended. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. The Company had $2.4 million of tax-effected state tax NOL carryforwards at December 31, 2020, which will have expiration dates through 2039.

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

A summary of the significant terms of the Company’s interest rate swap agreements is as follows (dollars in thousands):

	Entry Date	Effective Date	Maturity Date(1)	Notional Amount	Settlement Type	Settlement Frequency	Fixed Base Rate
Swap A	3/7/2019	3/11/2019	3/11/2029	$850,000	Receive one-month LIBOR, pay fixed	Monthly	2.653%
Swap B	3/6/2019	6/15/2020	2/28/2029	350,000	Receive one-month LIBOR, pay fixed	Monthly	2.739%
Total				$1,200,000

(1)	Each swap may be terminated prior to the scheduled maturity at the election of the Company or the financial institution counterparty under the terms provided in each swap agreement.

The combined fair values of the Company’s interest rate swaps are reflected within the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2020	2019
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$30,646	$11,045
Noncurrent portion:
Interest rate swap liability	$155,357	$78,612
Total	$186,003	$89,657

Stockholders’ Equity:
Accumulated other comprehensive loss	$140,090	$67,556

The combined effect of the Company’s interest rate swaps on the consolidated statements of operations and comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Interest expense	$22,509	$3,105

Unrealized loss on cash flow hedges, gross	$96,346	$89,657
Less: Tax effect	(23,812)	(22,101)
Unrealized loss on cash flow hedges, net of tax	$72,534	$67,556

The Company does not hold any derivative instruments for speculative trading purposes.

13.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of December 31, 2020 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of December 31, 2020 were as follows (dollars in thousands):

	December 31, 2020
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$544,524	$544,524	Level 1
Liabilities:
Long-term debt (including current portion):
Term loans	$1,541,621	$1,534,113	Level 2
New Notes	$650,000	$669,500	Level 2
Interest rate swap liability (including current portion):
Interest rate swaps	$186,003	$186,003	Level 2
Other noncurrent liabilities:
MBI net option	$73,310	$73,310	Level 3

Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the consolidated balance sheets. The fair value of the term loans and New Notes are estimated based on market prices for similar instruments in active markets (level 2). Interest rate swaps are measured at fair value within the consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2). The fair value of the MBI net option is measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3).

The assumptions used to determine the fair value of the MBI net option as of December 31, 2020 consisted of the following:

	Cable One	MBI
Equity volatility	28.0%	30.0%
EBITDA volatility	10.0%	10.0%
EBITDA risk-adjusted discount rate	5.0%	6.5%
Cost of debt	4.0%

The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI net option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. A change in one of these assumptions is not necessarily accompanied by a change in another assumption.

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

14.	STOCKHOLDERS’ EQUITY

Public Equity Offering. In May 2020, the Company completed the Public Offering of 287,500 shares of its common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds to repay in full its outstanding borrowings of $100.0 million under the Revolving Credit Facility in May 2020 and it used the remainder for general corporate purposes, including for acquisitions and strategic investments.

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Treasury shares of 147,695 held at December 31, 2020 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through December 31, 2020, the Company has repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during 2020.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during 2020, 2019 and 2018 were $6.0 million, $3.0 million and $7.2 million, for which the Company withheld 3,861, 3,521 and 10,026 shares of common stock, respectively.

15.	EQUITY-BASED COMPENSATION

On June 5, 2015, the Board adopted the Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “Original 2015 Plan”), which became effective on July 1, 2015. On May 2, 2017, the Company’s stockholders approved the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”), which automatically terminated, replaced and superseded the Original 2015 Plan, except that any outstanding awards granted under the Original 2015 Plan would remain in effect pursuant to their terms. The 2015 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers, employees and consultants of the Company are eligible to be granted one or more of the following types of awards under the 2015 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) restricted stock units (“RSUs”), (6) cash-based awards, (7) performance-based awards, (8) dividend equivalents and (9) other stock-based awards, including, without limitation, performance stock units and deferred stock units. Unless the 2015 Plan is sooner terminated by the Board, no awards may be granted under the 2015 Plan after May 2, 2027.

The 2015 Plan provides that, subject to certain adjustments for specified corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is 334,870, which is equal to the number of remaining shares of Company common stock available for future issuance under the Original 2015 Plan as of May 2, 2017, regardless of whether such shares were subject to outstanding awards as of such date, and no more than 329,962 shares may be issued pursuant to incentive stock options. At December 31, 2020, 119,595 shares were available for issuance under the 2015 Plan.

Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award, with forfeitures recognized as incurred. The Company’s equity-based compensation expense, included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income, was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Restricted stock (as defined below)	$11,476	$7,994	$6,751
SARs	3,116	4,306	3,735
Total	$14,592	$12,300	$10,486

The Company recognized income tax benefits of $11.1 million, $5.3 million and $3.7 million related to equity-based awards during 2020, 2019 and 2018, respectively. The deferred tax asset related to all outstanding equity-based awards was $4.3 million as of December 31, 2020.

Restricted Stock. The Company has granted restricted shares of Company common stock subject to performance-based and/or service-based vesting conditions to certain employees of the Company. Restricted share awards generally cliff-vest on the three-year anniversary of the grant date or in three or four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), although certain individual awards have been granted with shorter vesting periods from time to time. Performance-based restricted shares are or were subject to performance metrics related primarily to three-year cumulative growth in Adjusted EBITDA less capital expenditures or year-over-year growth in Adjusted EBITDA and annual adjusted capital expenditures as a percentage of total revenues. Restricted shares are subject to the terms and conditions of the Original 2015 Plan or the 2015 Plan (in the case of awards made on or following May 2, 2017) and are otherwise subject to the terms and conditions of the applicable award agreement.

The Company’s non-employee directors are entitled to an annual cash retainer of $75,000, plus an additional annual cash retainer for each committee chair or the lead independent director, and approximately $125,000 in RSUs. Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date, subject to the director’s continued service through such vesting date. Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer all or a portion of such settlement until his or her separation from service from the Board or a specified date. Non-employee directors may elect to defer their annual retainer and receive RSUs in lieu of annual cash fees. Any dividends associated with RSUs granted prior to the 2017 annual grant of RSUs are converted into dividend equivalent units (“DEUs”), which will be delivered at the time of settlement of the associated RSUs.

Restricted shares, RSUs and DEUs are collectively referred to as “restricted stock.” A summary of restricted stock activity is as follows:

		Weighted Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2017	51,290	$472.89
Granted	17,098	$715.74
Forfeited	(2,455)	$636.64
Vested and issued	(25,057)	$397.53
Outstanding as of December 31, 2018	40,876	$610.88
Granted	13,374	$885.66
Forfeited	(4,111)	$710.87
Vested and issued	(11,266)	$493.80
Outstanding as of December 31, 2019	38,873	$728.77
Granted	12,352	$1,573.50
Forfeited	(5,491)	$752.39
Vested and issued	(10,790)	$682.84
Outstanding as of December 31, 2020	34,944	$1,037.83

Vested and deferred as of December 31, 2020	6,655	$618.54

At December 31, 2020, there was $17.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.1 years.

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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)		Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	102,458	$477.62	$100.91		$23,173	8.1
Granted	21,000	$744.47	$181.21		$-	8.7
Exercised	(27,060)	$435.11	$90.06		$9,418	-
Forfeited	(5,793)	$502.08	$108.22	$
Outstanding as of December 31, 2018	90,605	$550.60	$122.29		$24,673	7.2
Granted	29,000	$900.90	$209.57		$-	8.8
Exercised	(26,092)	$491.12	$105.94		20,143	-
Forfeited	(3,103)	$659.01	$154.49
Outstanding as of December 31, 2019	90,410	$676.41	$153.90		$73,419	7.5
Granted	8,000	$1,701.74	$423.92		$-	9.5
Exercised	(33,154)	$553.69	$120.91		$39,099	-
Forfeited	(6,891)	$846.81	$199.27
Outstanding as of December 31, 2020	58,365	$866.54	$204.29		$79,446	7.3

Exercisable as of December 31, 2020	21,125	$618.52	$139.78		$33,994	6.1

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Expected volatility	26.61%	21.69%	22.22%
Risk-free interest rate	0.43%	2.25%	2.53%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	0.56%	0.92%	0.97%

The Black-Scholes model used to estimate the grant date fair value of the Company’s SARs requires the input of highly subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different for future SAR grants. The assumptions for 2020 SAR grants were determined as follows:

●	Fair Value of Common Stock — Valued by reference to the closing price of the Company’s publicly traded common stock on the date of grant.

●

Expected Volatility — The Company estimated the expected future stock price volatility for its common stock by using its life-to-date historical volatility based on daily price observations since it became a publicly traded company on July 1, 2015. Prior to 2019, expected volatility was calculated using a combination of historical Company stock prices and those of a peer group.

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

At December 31, 2020, there was $6.5 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.1 years.

16.	NET INCOME PER COMMON SHARE

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$304,391	$178,582	$164,760
Denominator:
Weighted average common shares outstanding - basic	5,884,780	5,678,990	5,684,375
Effect of dilutive equity-based awards(1)	52,802	58,866	41,588
Weighted average common shares outstanding - diluted	5,937,582	5,737,856	5,725,963

Net Income per Common Share:
Basic	$51.73	$31.45	$28.98
Diluted	$51.27	$31.12	$28.77

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	288	409	1,811

(1)	Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.

17.	COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2020 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated effect and timing that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2021	$138,582	$5,266	$25,731	$22,920	$192,499
2022	55,119	4,298	29,986	9,691	99,094
2023	35,992	3,755	47,008	4,517	91,272
2024	15,763	2,306	68,285	847	87,201
2025	3,749	1,796	549,147	503	555,195
Thereafter	-	9,981	1,471,464	6,775	1,488,220
Total	$249,205	$27,402	$2,191,621	$45,253	$2,513,481

(1)

Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2020 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to the Company’s outstanding finance and operating lease arrangements as of December 31, 2020.
(3)	Debt payments include principal repayment obligations for the Company’s outstanding debt instruments as of December 31, 2020.
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

The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $10.5 million, $9.5 million and $8.9 million for 2020, 2019 and 2018, respectively.

●

Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $25.2 million, $22.7 million and $16.1 million for 2020, 2019 and 2018, respectively. As the Company acts as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $31.6 million and $18.3 million as of December 31, 2020 and 2019, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.

●

The Company issued letters of credit totaling $22.0 million in January 2020 on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of December 31, 2020, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet. Refer to note 10 for further details on this transaction.

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

18.	SUBSEQUENT EVENT

On February 12, 2021, the Company and its indirect wholly owned subsidiary, Lighthouse Merger Sub LLC, entered into an Agreement and Plan of Merger, dated as of February 12, 2021 (the "Merger Agreement"), with Hargray and TPO-Hargray, LLC, as equityholders' representative, pursuant to which the Company agreed to acquire the equity interests in Hargray that it does not already own (the "Hargray Acquisition"). The equity interests to be acquired represent approximately 85% of Hargray on a fully diluted basis. Under the terms of the Merger Agreement, the Company will pay a purchase price that implies a $2.2 billion total enterprise value for Hargray on a debt-free and cash-free basis, subject to customary post-closing adjustments. The Company intends to finance the Hargray Acquisition with a combination of existing cash resources and proceeds from new indebtedness (which may include revolving credit facility borrowings) and/or equity capital. The Company has received $900 million of definitive bridge loan commitments from JPMorgan and Credit Suisse AG to finance a portion of the purchase price. Hargray has also amended its credit agreement to allow the Company to assume approximately $689 million of Hargray’s outstanding debt at the closing of the Hargray Acquisition. The Hargray Acquisition will expand the Company’s presence in the Southeastern U.S. and enable the Company to capitalize on Hargray’s experience and expertise in fiber expansion. The closing of the Hargray Acquisition is subject to the receipt of certain regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of consents or approvals from the FCC and certain state public service commissions, and other customary closing conditions. The Company currently anticipates that the Hargray Acquisition will be completed during the second quarter of 2021.