Form 10-Q
period 2021-03-31
Cable One, Inc.
filed 2021-05-07
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of April 30, 2021
Common stock, par value $0.01	6,035,204

CABLE ONE, INC.

FORM 10-Q

References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition as well as anticipated impacts from, and our responses to, the COVID-19 pandemic. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and this Quarterly Report on Form 10-Q:

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
●

risks that we may fail to realize the benefits anticipated as a result of our purchase of the remaining interests in Hargray Acquisition Holdings, LLC (“Hargray”) that we did not already own (the “Hargray Acquisition”);

●	risks relating to existing or future acquisitions and strategic investments by us;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	risks associated with our convertible indebtedness;
●	our ability to continue to pay dividends;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
●	adverse economic conditions;
●	fluctuations in our stock price;
●	dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
●	damage to our reputation or brand image;

ii

●	our ability to retain key employees (whom we refer to as associates);
●	our ability to incur future indebtedness;
●	provisions in our charter that could limit the liabilities for directors; and
●

the other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to in our 2020 Form 10-K and this Quarterly Report on Form 10-Q.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

iii

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$1,537,298	$574,909
Accounts receivable, net	30,352	38,768
Income taxes receivable	15,113	41,245
Prepaid and other current assets	30,239	17,891
Total Current Assets	1,613,002	672,813
Equity investments	807,093	807,781
Property, plant and equipment, net	1,278,972	1,265,460
Intangible assets, net	1,267,702	1,278,198
Goodwill	430,543	430,543
Other noncurrent assets	34,953	33,543
Total Assets	$5,432,265	$4,488,338

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$175,281	$174,139
Deferred revenue	23,619	21,051
Current portion of long-term debt	26,500	26,392
Total Current Liabilities	225,400	221,582
Long-term debt	3,038,754	2,148,798
Deferred income taxes	391,921	366,675
Interest rate swap liability	81,917	155,357
Other noncurrent liabilities	93,626	100,627
Total Liabilities	3,831,618	2,993,039

Commitments and contingencies (refer to note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 6,034,609 and 6,027,704 shares outstanding as of March 31, 2021 and December 31, 2020, respectively)	62	62
Additional paid-in capital	539,713	535,586
Retained earnings	1,281,667	1,228,172
Accumulated other comprehensive loss	(85,216)	(140,683)
Treasury stock, at cost (140,790 and 147,695 shares held as of March 31, 2021 and December 31, 2020, respectively)	(135,579)	(127,838)
Total Stockholders' Equity	1,600,647	1,495,299
Total Liabilities and Stockholders' Equity	$5,432,265	$4,488,338

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
Revenues	$341,262	$321,196
Costs and Expenses:
Operating (excluding depreciation and amortization)	101,464	105,928
Selling, general and administrative	69,042	62,884
Depreciation and amortization	68,530	65,279
(Gain) loss on asset sales and disposals, net	(120)	(5,621)
Total Costs and Expenses	238,916	228,470
Income from operations	102,346	92,726
Interest expense	(23,581)	(18,674)
Other income (expense), net	8,100	1,734
Income before income taxes and equity method investment income (loss), net	86,865	75,786
Income tax provision	17,715	6,460
Income before equity method investment income (loss), net	69,150	69,326
Equity method investment income (loss), net	(568)	-
Net income	$68,582	$69,326

Net Income per Common Share:
Basic	$11.41	$12.17
Diluted	$11.19	$12.05
Weighted Average Common Shares Outstanding:
Basic	6,012,402	5,697,904
Diluted	6,168,261	5,755,059

Unrealized gain (loss) on cash flow hedges and other, net of tax	$55,467	$(84,625)
Comprehensive income (loss)	$124,049	$(15,299)

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	-	-	-	68,582	-	-	68,582
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	55,467	-	55,467
Equity-based compensation	-	-	4,127	-	-	-	4,127
Issuance of equity awards, net of forfeitures	10,398	-	-	-	-	-	-
Withholding tax for equity awards	(3,493)	-	-	-	-	(7,741)	(7,741)
Dividends paid to stockholders ($2.50 per common share)	-	-	-	(15,087)	-	-	(15,087)
Balance at March 31, 2021	6,034,609	$62	$539,713	$1,281,667	$(85,216)	$(135,579)	$1,600,647

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569
Net income	-	-	-	69,326	-	-	69,326
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	(84,625)	-	(84,625)
Equity-based compensation	-	-	3,221	-	-	-	3,221
Issuance of equity awards, net of forfeitures	13,252	-	-	-	-	-	-
Withholding tax for equity awards	(3,772)	-	-	-	-	(5,796)	(5,796)
Dividends paid to stockholders ($2.25 per common share)	-	-	-	(12,804)	-	-	(12,804)
Balance at March 31, 2020	5,724,857	$59	$54,419	$1,036,877	$(152,783)	$(127,681)	$810,891

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$68,582	$69,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,530	65,279
Non-cash interest expense	1,432	1,106
Equity-based compensation	4,127	3,221
Write-off of debt issuance costs	487	-
Change in deferred income taxes	7,131	20,108
(Gain) loss on asset sales and disposals, net	(120)	(5,621)
Equity method investment (income) loss, net	568	-
Fair value adjustment	(5,560)	-
Changes in operating assets and liabilities:
Accounts receivable, net	8,416	3,066
Income taxes receivable	26,132	(13,882)
Prepaid and other current assets	(12,348)	(8,857)
Accounts payable and accrued liabilities	(3,042)	(13,789)
Deferred revenue	2,568	1,246
Other	(2,910)	(2,703)
Net cash provided by operating activities	163,993	118,500

Cash flows from investing activities:
Capital expenditures	(71,853)	(64,757)
Change in accrued expenses related to capital expenditures	5,004	(8,238)
Proceeds from sales of property, plant and equipment	151	518
Issuance of note receivable	-	(3,540)
Net cash used in investing activities	(66,698)	(76,017)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	895,850	100,000
Payment of debt issuance costs	(1,291)	-
Payments on long-term debt	(6,637)	(7,260)
Payment of withholding tax for equity awards	(7,741)	(5,796)
Dividends paid to stockholders	(15,087)	(12,804)
Net cash provided by financing activities	865,094	74,140

Change in cash and cash equivalents	962,389	116,623
Cash and cash equivalents, beginning of period	574,909	125,271
Cash and cash equivalents, end of period	$1,537,298	$241,894

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$15,118	$17,152
Cash paid for income taxes, net of refunds received	$(15,586)	$(930)

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business subscribers in 21 Western, Midwestern and Southern U.S. states as of March 31, 2021. Cable One provided service to approximately 988,000 residential and business customers, of which approximately 880,000 subscribed to data services, 252,000 subscribed to video services and 122,000 subscribed to voice services as of March 31, 2021.

On July 1, 2020, the Company acquired Valu-Net LLC, an all-fiber internet service provider headquartered in Kansas (“Valu-Net”), for a purchase price of $38.9 million in cash on a debt-free basis. Refer to note 2 for details on this transaction. Refer to note 5 for information on the Company’s equity investments completed during 2020.

On February 12, 2021, the Company and one of its indirect wholly owned subsidiaries entered into an Agreement and Plan of Merger, dated as of February 12, 2021, with Hargray and TPO-Hargray, LLC, as equityholders' representative, pursuant to which the Company agreed to acquire the remaining equity interests in Hargray that it did not already own. The equity interests to be acquired represented approximately 85% of Hargray on a fully diluted basis. On May 3, 2021, the Company completed the Hargray Acquisition. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness. Refer to note 16 for further details on this transaction.

Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the SEC. As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2020 Form 10-K.

The December 31, 2020 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2020 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting. Accounting Standards Codification 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Based on the Company’s chief operating decision maker’s review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation, the Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.

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

Recently Adopted Accounting Pronouncements. In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of both liabilities and equity by reducing the number of applicable accounting models, improving the decision usefulness and relevance of the information provided to financial statement users. As it relates to convertible instruments, this update amends existing guidance to reduce certain form-over-substance-based accounting conclusions, provides additional earnings per share guidance and improves disclosure effectiveness. The Company early adopted ASU 2020-06 on January 1, 2021 and accounted for the Convertible Notes (as defined and described in note 8) issued during the first quarter of 2021 under the updated guidance.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. Certain provisions must be adopted on prescribed retrospective, modified retrospective and prospective bases, while other provisions may be adopted on either a retrospective or modified retrospective basis. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued at the end of 2021. The ASU may be adopted at any time through December 31, 2022. The Company currently holds certain debt and interest rate swaps that reference LIBOR. The Company plans to adopt ASU 2020-04 when the contracts underlying such instruments are amended as a result of reference rate reform. The Company is currently evaluating the expected impact of the adoption of this guidance on its consolidated financial statements.

2.	VALU-NET ACQUISITION

On July 1, 2020, the Company acquired Valu-Net, an all-fiber internet service provider headquartered in Kansas, for a purchase price of $38.9 million.

Acquired identifiable intangible assets associated with the Valu-Net acquisition consisted of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$7,700	13.5
Trademark and trade name	$800	Indefinite
Franchise agreements	$11,200	Indefinite

Customer relationships and franchise agreements were valued using the multi-period excess earnings method of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, future earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) margins, future capital expenditures and an appropriate discount rate. No residual value was assigned to the acquired customer relationships.

3.	REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Residential
Data	$183,605	$154,990
Video	76,017	85,322
Voice	10,477	12,427
Business services	60,362	57,862
Other	10,801	10,595
Total revenues	$341,262	$321,196

Franchise and other regulatory fees	$6,152	$6,348
Deferred commission amortization	$1,468	$1,355

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

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of March 31, 2021, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $21.1 million of current deferred revenue at December 31, 2020, $16.9 million was recognized during the three months ended March 31, 2021. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.	OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Trade receivables	$27,342	$32,795
Other receivables	4,384	7,225
Less: Allowance for credit losses	(1,374)	(1,252)
Total accounts receivable, net	$30,352	$38,768

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1,252	$1,201
Additions - charged to costs and expenses	643	2,118
Deductions - write-offs	(2,451)	(2,271)
Recoveries collected	1,930	1,949
Ending balance	$1,374	$2,997

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid repairs and maintenance	$9,517	$1,013
Software implementation costs	1,199	1,035
Prepaid insurance	1,350	2,200
Prepaid rent	2,830	1,471
Prepaid software	5,921	4,544
Deferred commissions	3,997	4,026
All other current assets	5,425	3,602
Total prepaid and other current assets	$30,239	$17,891

Other noncurrent assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$14,890	$13,408
Deferred commissions	5,958	5,798
Software implementation costs	7,785	6,879
Debt issuance costs	3,083	3,249
All other noncurrent assets	3,237	4,209
Total other noncurrent assets	$34,953	$33,543

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$26,588	$22,686
Accrued programming costs	21,330	20,279
Accrued compensation and related benefits	18,698	26,467
Accrued sales and other operating taxes	6,767	7,425
Accrued franchise fees	3,243	4,021
Deposits	6,441	6,300
Operating lease liabilities	4,473	3,772
Interest rate swap liability	30,504	30,646
Accrued insurance costs	7,148	7,292
Cash overdrafts	6,279	8,847
Equity investment payable(1)	13,387	13,387
Interest payable	11,096	4,128
Amount due to Hargray(2)	3,454	6,822
All other accrued liabilities	15,873	12,067
Total accounts payable and accrued liabilities	$175,281	$174,139

(1)	Consists of the unfunded portion of the Company’s equity investment in Wisper ISP, LLC (“Wisper”). Refer to note 5 for details on this transaction.
(2)	Consists of amounts due to Hargray in connection with transition services provided as part of the Anniston Exchange (as defined in note 5). Refer to note 5 for details on this transaction.

Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities	$9,541	$8,701
Accrued compensation and related benefits	8,715	10,086
Deferred revenue	4,654	4,981
MBI Net Option (as defined in note 5)(1)	67,750	73,310
All other noncurrent liabilities	2,966	3,549
Total other noncurrent liabilities	$93,626	$100,627

(1)

Consists of the net value of the Company’s call and put options associated with the remaining equity interests in MBI, valued at $7.4 million and $75.2 million, respectively, as of March 31, 2021 and $0.7 million and $74.0 million, respectively, as of December 31, 2020. Refer to notes 5 and 10 for further information on the MBI Net Option.

5.	EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper, a wireless internet service provider, for total consideration of $25.3 million. The Company funded $11.9 million of the total consideration for Wisper in 2020 and expects to fund the remainder in 2021. On October 1, 2020, the Company contributed its Anniston, Alabama system (the “Anniston System”) to Hargray, a data, video and voice services provider, in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis (the “Anniston Exchange”) and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

The carrying value of the Company’s equity investments without readily determinable fair values were determined based on fair valuations as of their respective acquisition dates, and consisted of the following (dollars in thousands):

	Ownership Percentage	March 31, 2021	December 31, 2020
Cost Method Investments
Hargray(1)	~15%	$113,165	$113,165
Nextlink	<10%	27,245	27,245
Others	<10%	9,947	10,066
Total cost method investments		$150,357	$150,476

Equity Method Investments
MBI(2)	45.0%	$629,464	$630,679
Wisper	40.4%	27,272	26,626
Total equity method investments		$656,736	$657,305

Total equity investments		$807,093	$807,781

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

(2)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $67.8 million and $73.3 million as of March 31, 2021 and December 31, 2020, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 10 for further information on the MBI Net Option.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $526.8 million and $529.7 million as of March 31, 2021 and December 31, 2020, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Equity Method Investment Income (Loss)
MBI(1)	$(1,214)	$-
Wisper	646	-
Total	$(568)	$-

Other Income (Expense), Net
MBI Net Option change in fair value	$5,560	$-

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended March 31, 2021, the Company recognized $1.4 million of its pro rata share of MBI’s net income, which was more than offset by the Company’s $2.7 million pro rata share of basis difference amortization.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cable distribution systems	$1,955,364	$1,916,048
Customer premise equipment	288,966	283,831
Other equipment and fixtures	467,685	463,469
Buildings and improvements	118,896	117,367
Capitalized software	112,635	107,107
Construction in progress	98,663	89,488
Land	13,411	13,293
Right-of-use assets	10,703	10,314
Property, plant and equipment, gross	3,066,323	3,000,917
Less: Accumulated depreciation and amortization	(1,787,351)	(1,735,457)
Property, plant and equipment, net	$1,278,972	$1,265,460

Depreciation and amortization expense for property, plant and equipment was $58.0 million and $54.1 million for the three months ended March 31, 2021 and 2020, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $430.5 million at both March 31, 2021 and December 31, 2020. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				March 31, 2021			December 31, 2020
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5	–	17	$369,700	$92,096	$277,604	$369,700	$81,865	$287,835
Trademarks and trade names	2.7	–	3	4,300	2,802	1,498	4,300	2,552	1,748
Wireless licenses	10	–	15	1,418	30	1,388	1,418	15	1,403
Total finite-lived intangible assets				$375,418	$94,928	$280,490	$375,418	$84,432	$290,986

Indefinite-Lived Intangible Assets
Franchise agreements						$979,712			$979,712
Trade names						7,500			7,500
Total indefinite-lived intangible assets						$987,212			$987,212

Total intangible assets, net						$1,267,702			$1,278,198

Intangible asset amortization expense was $10.5 million and $11.2 million for the three months ended March 31, 2021 and 2020, respectively.

The future amortization of existing finite-lived intangible assets as of March 31, 2021 was as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining nine months)	$29,999
2022	35,528
2023	28,816
2024	23,886
2025	21,962
Thereafter	140,299
Total	$280,490

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior Credit Facilities (as defined below)	$1,535,189	$1,541,621
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	-
Finance lease liabilities	5,651	5,466
Total debt	3,110,840	2,197,087
Less: Unamortized debt discount	(23,833)	-
Less: Unamortized debt issuance costs	(21,753)	(21,897)
Less: Current portion of long-term debt	(26,500)	(26,392)
Total long-term debt	$3,038,754	$2,148,798

Senior Credit Facilities. The third amended and restated credit agreement among the Company and its lenders, dated as of October 30, 2020 (as amended, the “Third Amended and Restated Credit Agreement”) provides for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”) and $625.0 million maturing in 2027 (the “Term Loan B-3”) as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2 and the Term Loan B-3, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. Refer to the table below summarizing the Company’s outstanding term loans as of March 31, 2021, note 10 to the Company’s audited consolidated financial statements included in the 2020 Form 10-K and note 16 in this Quarterly Report on Form 10-Q for further details on the Senior Credit Facilities.

The Company has issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of the Company as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that the Company closed an equity investment in Wisper, and Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of March 31, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Total letter of credit issuances under the Revolving Credit Facility totaled $41.0 million at March 31, 2021 and bore interest at a rate of 1.63% per annum.

As of March 31, 2021, the Company had $1.5 billion of aggregate outstanding term loans and $459.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of March 31, 2021 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$672,356	10/30/2025	$476,607	LIBOR	1.50%	1.61%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	245,000	10/30/2027	228,750	LIBOR	2.00%	2.11%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	617,833	10/30/2027	577,472	LIBOR	2.00%	2.11%
	10/30/2020(5)
Total		$1,575,000		$1,535,189		$1,282,829

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement). All other applicable margins are fixed.

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

Senior Notes. In November 2020, the Company issued $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee.

At any time and from time to time prior to November 15, 2025, the Company may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the Senior Notes Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on November 15, 2025, the Company may redeem some or all of the Senior Notes at any time and from time to time at the applicable redemption prices listed in the Senior Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to November 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of Senior Notes with funds in an aggregate amount not exceeding the net cash proceeds from one or more equity offerings at a redemption price equal to 104% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

Upon the occurrence of a Change of Control and a Below Investment Grade Rating Event (each as defined in the Senior Notes Indenture), the Company is required to offer to repurchase the Senior Notes at 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Convertible Notes. In March 2021, the Company issued $575.0 million aggregate principal amount of 0.000% convertible senior notes due 2026 (the “2026 Notes”) and $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Convertible Notes,” and the Convertible Notes collectively with the Senior Notes, the “Notes”). The terms of the 2026 Notes and the 2028 Notes are each governed by a separate indenture dated as of March 5, 2021 (collectively, the “Convertible Notes Indentures” and together with the Senior Notes Indenture, the “Indentures”), in each case, among the Company, the guarantors party thereto and BNY, as trustee.

The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, beginning on September 15, 2021, unless earlier repurchased, converted or redeemed. The 2026 Notes are scheduled to mature on March 15, 2026, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate for each of the 2026 Notes and the 2028 Notes is 0.4394 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes and 2028 Notes, as applicable (equivalent to an initial conversion price of $2,275.83 per share of common stock).

The Convertible Notes are convertible at the option of the holders. The method of conversion into cash, shares of the Company’s common stock or a combination thereof is at the election of the Company. Prior to the close of business on the business day immediately preceding December 15, 2025, the 2026 Notes will be convertible at the option of the holders only upon the satisfaction of specified conditions and during certain periods. On or after December 15, 2025, holders may convert their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant maturity date. Prior to the close of business on the business day immediately preceding December 15, 2027, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of specified conditions and during certain periods. On or after December 15, 2027, holders may convert their 2028 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant maturity date. If the Company undergoes a “fundamental change” (as defined in the applicable Convertible Notes Indenture), holders of the applicable series of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes of such series at a purchase price equal to 100% of the principal amount of the Convertible Notes of such series to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

The Company may not redeem the 2026 Notes prior to March 20, 2024 and it may not redeem the 2028 Notes prior to March 20, 2025. No “sinking fund” is provided for the Convertible Notes. On or after March 20, 2024 and prior to December 15, 2025, the Company may redeem for cash all or any portion of the 2026 Notes, at its option, and on or after March 20, 2025 and prior to December 15, 2027, the Company may redeem for cash all or any portion of the 2028 Notes, at its option, in each case, if the last reported sale price per share of common stock has been at least 130% of the conversion price for such series of Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes of such series to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

In addition, following a “make-whole fundamental change” (as defined in the applicable Convertible Notes Indenture) or if the Company delivers a notice of redemption in respect of any Convertible Notes of a series, in certain circumstances, the conversion rate applicable to such series of Convertible Notes will be increased for a holder who elects to convert any of such Convertible Notes in connection with such a make-whole fundamental change or convert any of such Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	March 31, 2021
	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000
Less: Unamortized discount	(14,872)	(8,961)	(23,833)
Less: Unamortized debt issuance costs	(385)	(232)	(617)
Net carrying amount	$559,743	$335,807	$895,550

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2021
	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$291	$291
Amortization of discount	222	95	317
Amortization of debt issuance costs	6	2	8
Total interest expense	$228	$388	$616

Effective interest rate	0.5%	1.5%

General. The Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities or that guarantee certain capital market debt of the Company in an aggregate principal amount in excess of $250.0 million.

Each Indenture contains covenants that, among other things and subject to certain exceptions, limit (i) the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole) and (ii) the ability of the guarantors to consolidate with or merge with or into another person. The Senior Notes Indenture also contains a covenant that, subject to certain exceptions, limits the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money.

Each Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, default in payment of principal or interest, breach of other agreements or covenants in respect of the relevant Notes by the Company or any guarantors, failure to pay certain other indebtedness at final maturity, acceleration of certain indebtedness prior to final maturity, failure to pay certain final judgments, failure of certain guarantees to be enforceable and certain events of bankruptcy, insolvency or reorganization; and, in the case of each Convertible Notes Indenture, failure to comply with the Company’s obligation to convert the relevant Convertible Notes under the applicable Convertible Notes Indenture and failure to give a fundamental change notice or a notice of a make-whole fundamental change under the applicable Convertible Notes Indenture.

Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving Credit Facility portion:
Other noncurrent assets	$3,083	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	21,753	21,897
Total	$24,836	$25,146

The Company recorded debt issuance cost amortization of $1.1 million for both the three months ended March 31, 2021 and 2020 within interest expense in the condensed consolidated statements of operations and comprehensive income.

The future maturities of outstanding borrowings as of March 31, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining nine months)	$19,298
2022	29,986
2023	47,008
2024	68,285
2025	549,147
Thereafter	2,391,465
Total	$3,105,189

The Company was in compliance with all debt covenants as of March 31, 2021.

In March 2021, the Company terminated the $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

9.	INTEREST RATE SWAPS

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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2021	December 31, 2020
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$30,504	$30,646
Noncurrent portion:
Interest rate swap liability	$81,917	$155,357
Total	$112,421	$186,003

Stockholders’ Equity:
Accumulated other comprehensive loss	$84,626	$140,090

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense	$7,649	$2,084

Unrealized (gain) loss on cash flow hedges, gross	$(73,582)	$112,314
Less: Tax effect	18,118	(27,686)
Unrealized (gain) loss on cash flow hedges, net of tax	$(55,464)	$84,628

The Company does not hold any derivative instruments for speculative trading purposes.

10.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2021 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of March 31, 2021 were as follows (in thousands):

	March 31, 2021
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$1,489,709	$1,489,709	Level 1
Liabilities:
Long-term debt (including current portion):
Term loans	$1,535,189	$1,527,513	Level 2
Senior Notes	$650,000	$640,835	Level 2
Convertible Notes	$920,000	$922,162	Level 2
Interest rate swap liability (including current portion):
Interest rate swaps	$112,421	$112,421	Level 2
Other noncurrent liabilities:
MBI Net Option	$67,750	$67,750	Level 3

Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. The fair value of the term loans, Senior Notes and Convertible Notes are estimated based on market prices for similar instruments in active markets (level 2). Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2). The fair value of the MBI Net Option is measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3).

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	March 31, 2021		December 31, 2020
	Cable One	MBI	Cable One	MBI
Equity volatility	29.0%	30.0%	28.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	5.5%	7.0%	5.0%	6.5%
Cost of debt	4.0%		4.0%

The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI Net Option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. A change in one of these assumptions is not necessarily accompanied by a change in another assumption. Refer to note 5 for further information on the MBI Net Option.

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the three months ended March 31, 2021 or 2020.

11.	STOCKHOLDERS’ EQUITY

Equity Offering. In May 2020, the Company completed a public offering of 287,500 shares of its common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds to repay in full its outstanding borrowings of $100.0 million under the Revolving Credit Facility in May 2020 and it used the remainder for general corporate purposes, including for acquisitions and strategic investments.

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 140,790 held at March 31, 2021 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through March 31, 2021, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during the three months ended March 31, 2021.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended March 31, 2021 and 2020 were $7.7 million and $5.8 million, for which the Company withheld 3,493 and 3,772 shares of common stock, respectively.

12.	EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers, employees and consultants of the Company are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At March 31, 2021, 106,986 shares were available for issuance under the 2015 Plan.

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

	Three Months Ended March 31,
	2021	2020
Restricted Stock	$3,424	$2,506
SARs	703	715
Total	$4,127	$3,221

The Company recognized income tax benefits of $3.6 million and $5.2 million during the three months ended March 31, 2021 and 2020, respectively. The deferred tax asset related to all outstanding equity-based awards was $3.2 million as of March 31, 2021.

Restricted Stock. A summary of Restricted Stock activity during the three months ended March 31, 2021 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	34,944	$1,037.83
Granted	9,763	$2,227.72
Forfeited	(780)	$1,268.13
Vested and issued	(10,561)	$829.79
Outstanding as of March 31, 2021	33,366	$1,446.46

Vested and deferred as of March 31, 2021	5,338	$626.73

At March 31, 2021, there was $28.9 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights. A summary of SARs activity during the three months ended March 31, 2021 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2020	58,365	$866.54	$204.29	$79,446	7.3
Granted	1,500	$2,227.72	$584.38	$-	9.8
Exercised	-	$-	$-	$-	-
Forfeited	(1,601)	$834.92	$201.50
Outstanding as of March 31, 2021	58,264	$902.45	$214.15	$54,615	7.1

Exercisable as of March 31, 2021	32,187	$650.86	$148.65	$37,900	6.2

At March 31, 2021, there was $6.3 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.4 years.

The grant date fair value of the SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the three months ended March 31, 2021 were as follows:

Inputs
Expected volatility	27.37%
Risk-free interest rate	0.54%
Expected term (in years)	6.25
Expected dividend yield	0.45%

13.	INCOME TAXES

The Company’s effective tax rate was 20.4% and 8.5% for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the prior year period was related primarily to $7.0 million of income tax benefits attributable to the net operating loss (“NOL”) carryback provision of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) from the first quarter of 2020 that did not recur. That provision permitted NOL carrybacks to offset up to 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

14.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The denominator used in calculating diluted net income per common share further includes any common shares available to be issued upon vesting or exercise of outstanding equity-based compensation awards if such inclusion would be dilutive, calculated using the treasury stock method, and any common shares to be issued upon conversion of the Convertible Notes, calculated using the if-converted method.

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income - basic	$68,582	$69,326
Add: Convertible Notes interest expense, net of tax	462	-
Net income - diluted	$69,044	$69,326

Denominator:
Weighted average common shares outstanding - basic	6,012,402	5,697,904
Effect of dilutive equity-based compensation awards(1)	40,443	57,155
Effect of dilution from if-converted Convertible Notes(2)	115,416	-
Weighted average common shares outstanding - diluted	6,168,261	5,755,059

Net Income per Common Share:
Basic	$11.41	$12.17
Diluted	$11.19	$12.05

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	7,232	-

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during the three months ended March 31, 2021.

15.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the condensed consolidated balance sheets. As of March 31, 2021, there have been no material changes to the contractual obligations previously disclosed in the 2020 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $33.0 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of March 31, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 8 for further details on this transaction.

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

16.	SUBSEQUENT EVENTS

On May 3, 2021, the Company amended the Third Amended and Restated Credit Agreement to provide for a new seven-year incremental term “B” loan in an aggregate principal amount of $800.0 million (the “Term Loan B-4”). The Term Loan B-4 was drawn in full in connection with the Hargray Acquisition.

The Term Loan B-4 is an obligation of the Company and is guaranteed by the Company's wholly owned subsidiaries that guarantee the other obligations under the Third Amended and Restated Credit Agreement. The Term Loan B-4 is secured, subject to certain exceptions, by substantially all of the assets of the Company and the guarantors under the Third Amended and Restated Credit Agreement.

The interest margin applicable to the Term Loan B-4 is, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The Term Loan B-4  may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions), except for any prepayment within six months of the funding date in connection with certain repricing transactions, which will be subject to a 1.0% prepayment premium. The Term Loan B-4 benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Third Amended and Restated Credit Agreement. The Term Loan B-4 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The final maturity of the Term Loan B-4 may be accelerated following an event of default under the Third Amended and Restated Credit Agreement. Other than with respect to maturity, amortization, prepayment premiums and pricing, the Term Loan B-4 contains terms that are substantially similar to the existing Term Loan B-2 and Term Loan B-3.

On May 3, 2021, the Company acquired the remaining equity interests in Hargray that it did not already own for a cash purchase price that implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. In connection with the closing of the Hargray Acquisition, the Company obtained the Term Loan B-4 and applied the associated net proceeds to, among other things, pay off Hargray’s existing credit facilities and pay associated transaction fees and expenses. The Hargray Acquisition expanded the Company’s presence in the Southeastern U.S. and is expected to enable the Company to capitalize on Hargray’s experience and expertise in fiber expansion. The initial accounting for the Hargray Acquisition is expected to be completed by the time the Quarterly Report on Form 10-Q for the period ended June 30, 2021 is filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2020 Form 10-K. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.

Any discussion of consolidated results or performance for the three months ended March 31, 2021 is inclusive of the Valu-Net operations, which were acquired on July 1, 2020, and excludes the Anniston System, which was divested on October 1, 2020.

Overview

We are a fully integrated provider of data, video and voice services in 21 Western, Midwestern and Southern states as of March 31, 2021. We provided these broadband services to residential and business customers in approximately 950 communities as of March 31, 2021. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 80% of our customers located in seven states as of March 31, 2021: Arizona, Idaho, Illinois, Mississippi, Missouri, Oklahoma and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 988,000 residential and business customers out of approximately 2.3 million homes passed as of March 31, 2021. Of these customers, approximately 880,000 subscribed to data services, 252,000 subscribed to video services and 122,000 subscribed to voice services as of March 31, 2021.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first three months of 2021, they are residential data (53.8%), residential video (22.3%) and business services (data, voice and video: 17.7%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

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

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated during the 12 months ended March 31, 2021, in part as a result of the COVID-19 pandemic and our associated responses. During 2020, we organically added over 50% more residential data customers than we did during the four-and-a-half-year period between our July 2015 spin-off from our former corporate parent and the end of 2019. We expect growth for this product line to continue over the long-term as upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. In 2021, we began the launch of Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers to stream our video channels from the cloud through a new app. This transition from linear to IPTV video service will enable us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 50% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. As of March 31, 2021, we offered Gigabit data service to approximately 97% of our homes passed. We are also deploying DOCSIS 3.1, which, together with Sparklight TV, will further increase our network capacity and enable future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service in areas where our consortium was designated the winning bidder for the FCC’s Rural Digital Opportunity Fund Phase I auction. We believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 3.1; converting back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network.

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

Our recent acquisitions and strategic investments include:

●	On May 4, 2020, we made a minority equity investment for a less than 10% ownership interest in Nextlink, a wireless internet service provider, for $27.2 million.

●

On July 1, 2020, we acquired Valu-Net, an all-fiber internet service provider headquartered in Kansas with approximately 5,000 residential data subscribers at the time of the acquisition. We paid a purchase price of $38.9 million in cash on a debt-free basis.

●	On July 10, 2020, we acquired an approximately 40% minority equity interest in Wisper, a wireless internet service provider, for total consideration of $25.3 million.

●

On October 1, 2020, we contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest, on a fully diluted basis, in Hargray, a data, video and voice services provider. The Anniston System had approximately 19,000 residential data subscribers at the time of the transaction.

●	On November 12, 2020, we acquired a 45% minority equity interest in MBI, a data, video and voice services provider, for $574.9 million in cash.

●

On May 3, 2021, we acquired the remaining equity interests in Hargray that we did not already own for a cash purchase price that implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The Hargray Acquisition was financed with cash on hand and the net proceeds from the Term Loan B-4. The Hargray Acquisition expanded our presence in the Southeastern U.S. and is expected to enable us to capitalize on Hargray’s experience and expertise in fiber expansion.

COVID-19 Update

The actions we took in response to the COVID-19 pandemic did not have any notable negative impact on our results for the first quarter of 2021, due primarily to the resumption of billing late charges, reconnect fees and data overage fees as well as the normalization of labor costs in the fourth quarter of 2020. We experienced a positive impact on residential data revenues for the three months ended March 31, 2021 as a result of retaining a significant number of residential data customers acquired during 2020 and continued growth of residential data customers during the period, and we expect that there will continue to be a positive impact on 2021 residential data revenues from these factors, albeit at a slower pace during the remainder of 2021. However, we continue to face various uncertainties related to the impact of the COVID-19 pandemic on the overall economy and our business, including whether we will be able to sustain continued customer growth, our level of bad debt expense and if some of the expense reductions realized during the second half of 2020 and during the three months ended March 31, 2021 will continue or if those expenses will return to more normal levels given the fluid situation regarding pandemic-related restrictions across the country.

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

Refer to the section entitled “Risks Factors” in the 2020 Form 10-K for additional risks we face due to the COVID-19 pandemic.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of March 31,		Annual Net Gain (Loss)
	2021	2020	Change	% Change
Residential data PSUs	799	713	86	12.0
Residential video PSUs	239	288	(49)	(17.0)
Residential voice PSUs	87	102	(15)	(14.6)
Total residential PSUs	1,125	1,103	22	2.0

Business data PSUs	81	79	2	2.6
Business video PSUs	13	15	(2)	(16.1)
Business voice PSUs	35	35	1	1.5
Total business services PSUs	129	129	0	0.1

Total data PSUs	880	793	88	11.0
Total video PSUs	252	303	(51)	(17.0)
Total voice PSUs	122	136	(14)	(10.5)
Total PSUs	1,254	1,232	22	1.8

Residential customer relationships	902	836	65	7.8
Business customer relationships	86	85	1	0.8
Total customer relationships	988	921	66	7.2

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

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Revenues

Revenues increased $20.1 million, or 6.2%, due primarily to increases in residential data and business services revenues of $28.6 million and $2.5 million, respectively, resulting from organic growth in these higher margin product lines, partially offset by decreases in organic residential video and residential voice revenues. The increase also included $3.2 million from Valu-Net operations.

Revenues by service offering for the three months ended March 31, 2021 and 2020, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021		2020		2021 vs. 2020
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$183,605	53.8	$154,990	48.3	$28,615	18.5
Residential video	76,017	22.3	85,322	26.6	(9,305)	(10.9)
Residential voice	10,477	3.1	12,427	3.9	(1,950)	(15.7)
Business services	60,362	17.7	57,862	18.0	2,500	4.3
Other	10,801	3.1	10,595	3.2	206	1.9
Total revenues	$341,262	100.0	$321,196	100.0	$20,066	6.2

Residential data service revenues increased $28.6 million, or 18.5%, due primarily to organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $9.3 million, or 10.9%, due primarily to a 17.0% year-over-year decrease in residential video subscribers, partially offset by a rate adjustment implemented in March 2021.

Residential voice service revenues decreased $2.0 million, or 15.7%, due primarily to a 14.6% year-over-year decrease in residential voice subscribers.

Business services revenues increased $2.5 million, or 4.3%, due primarily to organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 0.8% year-over-year.

ARPU for the indicated service offerings for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Residential data	$77.24	$72.86	$4.38	6.0
Residential video	$103.86	$96.75	$7.11	7.3
Residential voice	$39.59	$40.07	$(0.48)	(1.2)
Business services	$235.30	$226.78	$8.52	3.8

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $101.5 million for the three months ended March 31, 2021 and decreased $4.5 million, or 4.2%, compared to the three months ended March 31, 2020. The decrease in operating expenses was primarily attributable to a $6.0 million reduction in programming expenses, partially offset by $1.2 million of additional expenses related to Valu-Net operations. Operating expenses as a percentage of revenues were 29.7% and 33.0% for the three months ended March 31, 2021 and 2020, respectively.

Selling, general and administrative expenses were $69.0 million for the three months ended March 31, 2021 and increased $6.2 million, or 9.8%, compared to the three months ended March 31, 2020. The increase in selling, general and administrative expenses was primarily attributable to increases of $2.4 million in acquisition-related costs, $1.8 million in health insurance costs, $1.7 million in labor and other compensation-related costs and $1.0 million in system conversion costs, partially offset by a $1.5 million decrease in bad debt expense. Selling, general and administrative expenses as a percentage of revenues were 20.2% and 19.6% for the three months ended March 31, 2021 and 2020, respectively.

Depreciation and amortization expense was $68.5 million for the three months ended March 31, 2021 and increased $3.3 million, or 5.0%, compared to the three months ended March 31, 2020. Depreciation and amortization expense as a percentage of revenues was 20.1% and 20.3% for the three months ended March 31, 2021 and 2020, respectively.

We recognized a net gain on asset sales and disposals of $0.1 million and $5.6 million for the three months ended March 31, 2021 and 2020, respectively. The three months ended March 31, 2020 included a $6.6 million non-cash gain on the sale of certain tower properties.

Interest Expense

Interest expense was $23.6 million for the three months ended March 31, 2021 and increased $4.9 million, or 26.3%, compared to the three months ended March 31, 2020, driven primarily by higher interest rate swap settlement expense and additional outstanding debt, partially offset by lower interest rates.

Other Income (Expense), Net

Other income, net, of $8.1 million for the three months ended March 31, 2021 consisted primarily of a $5.6 million non-cash gain on fair value adjustment associated with the MBI Net Option and $3.2 million of investment and interest income, partially offset by $0.7 million of financing cost write-offs, including costs associated with the termination of bridge loan commitments originally received to finance a portion of the Hargray Acquisition purchase price. Other income, net, of $1.7 million for the three months ended March 31, 2020 consisted of interest and investment income.

Income Tax Provision

Income tax provision was $17.7 million for the three months ended March 31, 2021 and increased $11.3 million, or 174.2%, compared to the three months ended March 31, 2020. Our effective tax rate was 20.4% and 8.5% for the three months ended March 31, 2021 and 2020, respectively. The increases in the income tax provision and the effective tax rate were due primarily to $7.0 million of income tax benefits attributable to the NOL carryback provision of the CARES Act from the first quarter of 2020 that did not recur.

Net Income

Net income was $68.6 million for the three months ended March 31, 2021 compared to $69.3 million for the three months ended March 31, 2020, a decrease of $0.7 million.

Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $55.5 million for the three months ended March 31, 2021 compared to an unrealized loss of $84.6 million for the three months ended March 31, 2020 due primarily to a projected increase in LIBOR in future years.

Use of Adjusted EBITDA

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income below, the most directly comparable GAAP financial measure.

Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, equity method investment (income) loss, other (income) expense and other unusual items, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the Third Amended and Restated Credit Agreement and the Senior Notes Indenture to determine compliance with the covenants contained in the Third Amended and Restated Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure used by us in our annual incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended March 31,		2021 vs. 2020
(dollars in thousands)	2021	2020	$ Change	% Change
Net income	$68,582	$69,326	$(744)	(1.1)

Plus: Interest expense	23,581	18,674	4,907	26.3
Income tax provision	17,715	6,460	11,255	174.2
Depreciation and amortization	68,530	65,279	3,251	5.0
Equity-based compensation	4,127	3,221	906	28.1
(Gain) loss on deferred compensation	27	(227)	254	(111.9)
Acquisition-related costs	4,370	2,017	2,353	116.7
(Gain) loss on asset sales and disposals, net	(120)	(5,621)	5,501	(97.9)
System conversion costs	1,051	48	1,003	NM
Rebranding costs	44	268	(224)	(83.6)
Equity method investment (income) loss, net	568	-	568	NM
Other (income) expense, net	(8,100)	(1,734)	(6,366)	NM

Adjusted EBITDA	$180,375	$157,711	$22,664	14.4

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

Financial Condition: Liquidity and Capital Resources

Liquidity

Our primary funding requirements are for our ongoing operations, capital expenditures, potential acquisitions and strategic investments, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to fund operations, make capital expenditures, make future acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, including the impact of the COVID-19 pandemic, some of which are beyond our control.

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$163,993	$118,500	$45,493	38.4
Net cash used in investing activities	(66,698)	(76,017)	9,319	(12.3)
Net cash provided by financing activities	865,094	74,140	790,954	NM
Change in cash and cash equivalents	962,389	116,623	845,766	NM
Cash and cash equivalents, beginning of period	574,909	125,271	449,638	NM
Cash and cash equivalents, end of period	$1,537,298	$241,894	$1,295,404	NM

NM = Not meaningful.

The $45.5 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $22.7 million, an increase in tax refunds received and favorable changes in accounts receivable and accounts payable and accrued liabilities.

The $9.3 million decrease in net cash used in investing activities from the prior year period was due primarily to a $6.1 million decrease in cash paid for capital expenditures and the issuance of a $3.5 million note receivable in the prior year that did not recur.

The $791.0 million increase in net cash provided by financing activities from the prior year period was due primarily to $895.2 million of net proceeds from the offering of the Convertible Notes (the “Convertible Notes Offering”) in the first quarter of 2021, partially offset by $100.0 million of borrowings in the prior year period that did not recur.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the first quarter of 2021, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during the three months ended March 31, 2021.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2021, the Board approved a quarterly dividend of $2.50 per share of common stock, which was paid on March 5, 2021.

Financing Activity

Credit Facility

The Third Amended and Restated Credit Agreement provides for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

We have issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of us as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that we closed an equity investment in Wisper, and Wisper has guaranteed and indemnified us in connection with such letters of credit. As of March 31, 2021, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Total letter of credit issuances under the Revolving Credit Facility totaled $41.0 million and bore interest at a rate of 1.63% per annum.

As of March 31, 2021, we had $1.5 billion of aggregate outstanding term loans and $459.0 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of March 31, 2021 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$672,356	10/30/2025	$476,607	LIBOR	1.50%	1.61%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	245,000	10/30/2027	228,750	LIBOR	2.00%	2.11%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	617,833	10/30/2027	577,472	LIBOR	2.00%	2.11%
	10/30/2020(5)
Total		$1,575,000		$1,535,189		$1,282,829

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the Third Amended and Restated Credit Agreement). All other applicable margins are fixed.

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

On May 3, 2021, we amended the Third Amended and Restated Credit Agreement to provide for the new seven-year Term Loan B-4 in an aggregate principal amount of $800.0 million. The interest margin applicable to the Term Loan B-4 is, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The Term Loan B-4 may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions), except for any prepayment within six months of the funding date in connection with certain repricing transactions, which will be subject to a 1.0% prepayment premium. The Term Loan B-4 benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Third Amended and Restated Credit Agreement. The Term Loan B-4 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity.

Senior Notes

In November 2020, we completed the Senior Notes Offering of $650.0 million aggregate principal amount of Senior Notes due 2030. The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under our Senior Credit Facilities or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.

Convertible Notes

In March 2021, we completed the Convertible Notes Offering of $575.0 million aggregate principal amount of 2026 Notes and $345.0 million aggregate principal amount of 2028 Notes. The net proceeds from the Convertible Notes Offering were $895.2 million after deducting initial purchaser discounts and other offering costs and expenses. We used the net proceeds from the Convertible Notes Offering for general corporate purposes, including to finance a portion of the purchase price in connection with the Hargray Acquisition. The Convertible Notes are senior unsecured obligations of ours and are guaranteed by our wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes do not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, beginning on September 15, 2021, unless earlier repurchased, converted or redeemed. The 2026 Notes are scheduled to mature on March 15, 2026, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate for each of the 2026 Notes and the 2028 Notes is 0.4394 shares of our common stock per $1,000 principal amount of 2026 Notes and 2028 Notes, as applicable (equivalent to an initial conversion price of $2,275.83 per share of common stock). The initial conversion price of each of the 2026 Notes and the 2028 Notes represents a premium of 25.0% over the last reported sale price of $1,820.83 per share of our common stock on March 2, 2021. The Convertible Notes are convertible at the option of the holders. The method of conversion into cash, shares of our common stock or a combination thereof is at our election.

Other Debt-Related Information

We were in compliance with all debt covenants as of March 31, 2021.

We recorded debt issuance cost amortization of $1.1 million for both the three months ended March 31, 2021 and 2020 within interest expense in the condensed consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving Credit Facility portion:
Other noncurrent assets	$3,083	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	21,753	21,897
Total	$24,836	$25,146

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $7.6 million and $2.1 million during the three months ended March 31, 2021 and 2020, respectively, which were reflected in interest expense within the condensed consolidated statements of operations and comprehensive income.

In March 2021, we terminated the $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

Refer to notes 10 and 12 to our audited consolidated financial statements included in the 2020 Form 10-K and notes 8, 9 and 16 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.

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

Our capital expenditures by category for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Customer premise equipment(1)	$17,346	$15,671
Commercial(2)	8,640	10,828
Scalable infrastructure(3)	15,725	9,279
Line extensions(4)	5,756	4,476
Upgrade/rebuild(5)	15,662	12,345
Support capital(6)	8,724	12,158
Total	$71,853	$64,757

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

As of March 31, 2021, except for the $11.0 million increase to the letters of credit issued on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2020 Form 10-K.

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

There have been no material changes to our critical accounting policy and estimate disclosures described in our 2020 Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2020 Form 10-K other than as set forth below.

As of March 31, 2021, we had $575.0 million aggregate principal amount of 2026 Notes outstanding and $345.0 million aggregate principal amount of 2028 Notes outstanding. Although the Convertible Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of March 31, 2021, the fair market value of the Convertible Notes was $922.2 million.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2021 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

Risks Relating to Our Business

Implementation of our new ERP system could disrupt business operations.

We implemented a new ERP system in the second quarter of 2021. The implementation has required and will continue to require significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation has resulted and will continue to result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system has required and will continue to require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If technical problems or other significant issues arise in connection with the implementation or operation of the new ERP system, it could have a material negative impact on our operations, business, financial results and financial condition.

Risks Relating to Our Indebtedness

We have incurred substantial indebtedness, including in connection with various acquisitions, and the degree to which we are now leveraged may have a material adverse effect on our business, financial condition or results of operations and cash flows.

We currently have a substantial amount of indebtedness. This substantial amount of indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions (including the impact of the COVID-19 pandemic), limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.

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

Our inability to raise funds necessary to repurchase, or settle conversions of, either series of the Convertible Notes, upon a fundamental change as described in the applicable Convertible Notes Indenture, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

If we repurchase the Convertible Notes for cash, which holders may require upon a fundamental change as described in the applicable Convertible Note Indenture, or settle such Convertible Notes by cash or by a combination of cash and shares of our common stock in the event a holder elects to convert their Convertible Notes following a fundamental change, we will be required to make cash payments with respect to the Convertible Notes being converted or repurchased.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of Convertible Notes is limited by the agreements governing our existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the applicable Convertible Notes Indenture or to pay cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the applicable Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Third Amended and Restated Credit Agreement and the Senior Notes Indenture).

The conditional conversion feature of either series of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of either series of the Convertible Notes is triggered, holders of the applicable Convertible Notes will be entitled to convert such Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we initially elect to satisfy our conversion obligations by combination settlement. In addition, in the future, we may elect to settle all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert the Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of either series of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2021 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2021(2)	3,314	$2,227.72	-	$145,081
February 1 to 28, 2021(2)	179	$2,015.24	-	$145,081
March 1 to 31, 2021	-	$-	-	$145,081
Total	3,493	$2,216.83	-

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

4.1

Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on March 8, 2021).

4.2

Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Cable One, Inc. filed on March 8, 2021).

4.3	Form of 0.000% Convertible Senior Notes due 2026 (included in Exhibit 4.1).

4.4	Form of 1.125% Convertible Senior Notes due 2028 (included in Exhibit 4.2).

10.1

Amendment No. 1, dated as of March 1, 2021, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on March 1, 2021).

10.2

Amendment No. 2, dated as of May 3, 2021, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 3, 2021).

10.3	James A. Obermeyer Offer Letter dated January 22, 2020.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: May 6, 2021

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Chief Financial Officer

Date: May 6, 2021