Form 10-Q
period 2021-06-30
Cable One, Inc.
filed 2021-08-09
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of August 4, 2021
Common stock, par value $0.01	6,038,066

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

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$448,965	$574,909
Accounts receivable, net	55,185	38,768
Income taxes receivable	17,027	41,245
Prepaid and other current assets	33,031	17,891
Total Current Assets	554,208	672,813
Equity investments	697,527	807,781
Property, plant and equipment, net	1,753,563	1,265,460
Intangible assets, net	2,840,700	1,278,198
Goodwill	944,871	430,543
Other noncurrent assets	39,133	33,543
Total Assets	$6,830,002	$4,488,338

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$240,592	$174,139
Deferred revenue	23,572	21,051
Current portion of long-term debt	34,524	26,392
Total Current Liabilities	298,688	221,582
Long-term debt	3,816,150	2,148,798
Deferred income taxes	806,630	366,675
Interest rate swap liability	102,875	155,357
Other noncurrent liabilities	124,814	100,627
Total Liabilities	5,149,157	2,993,039

Commitments and contingencies (refer to note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 6,036,582 and 6,027,704 shares outstanding as of June 30, 2021 and December 31, 2020, respectively)	62	62
Additional paid-in capital	544,992	535,586
Retained earnings	1,372,724	1,228,172
Accumulated other comprehensive loss	(101,237)	(140,683)
Treasury stock, at cost (138,817 and 147,695 shares held as of June 30, 2021 and December 31, 2020, respectively)	(135,696)	(127,838)
Total Stockholders' Equity	1,680,845	1,495,299
Total Liabilities and Stockholders' Equity	$6,830,002	$4,488,338

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Revenues	$401,749	$328,303	$743,011	$649,499
Costs and Expenses:
Operating (excluding depreciation and amortization)	112,350	106,028	213,814	211,956
Selling, general and administrative	88,017	64,994	157,059	127,878
Depreciation and amortization	84,915	65,584	153,445	130,863
(Gain) loss on asset sales and disposals, net	1,058	988	938	(4,633)
Total Costs and Expenses	286,340	237,594	525,256	466,064
Income from operations	115,409	90,709	217,755	183,435
Interest expense	(28,947)	(16,615)	(52,528)	(35,289)
Other income (expense), net	12,149	1,655	20,249	3,389
Income before income taxes and equity method investment income (loss), net	98,611	75,749	185,476	151,535
Income tax provision (benefit)	(8,616)	13,209	9,099	19,669
Income before equity method investment income (loss), net	107,227	62,540	176,377	131,866
Equity method investment income (loss), net	(1,074)	-	(1,642)	-
Net income	$106,153	$62,540	$174,735	$131,866

Net Income per Common Share:
Basic	$17.65	$10.72	$29.06	$22.87
Diluted	$16.68	$10.63	$28.00	$22.66
Weighted Average Common Shares Outstanding:
Basic	6,014,351	5,831,796	6,013,382	5,764,850
Diluted	6,455,817	5,883,417	6,312,843	5,819,633

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(16,021)	$(9,459)	$39,446	$(94,084)
Comprehensive income	$90,132	$53,081	$214,181	$37,782

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at March 31, 2021	6,034,609	$62	$539,713	$1,281,667	$(85,216)	$(135,579)	$1,600,647
Net income	-	-	-	106,153	-	-	106,153
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	(16,021)	-	(16,021)
Equity-based compensation	-	-	5,279	-	-	-	5,279
Issuance of equity awards, net of forfeitures	2,037	-	-	-	-	-	-
Withholding tax for equity awards	(64)	-	-	-	-	(117)	(117)
Dividends paid to stockholders ($2.50 per common share)	-	-	-	(15,096)	-	-	(15,096)
Balance at June 30, 2021	6,036,582	$62	$544,992	$1,372,724	$(101,237)	$(135,696)	$1,680,845

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at March 31, 2020	5,724,857	$59	$54,419	$1,036,877	$(152,783)	$(127,681)	$810,891
Net income	-	-	-	62,540	-	-	62,540
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	(9,459)	-	(9,459)
Equity-based compensation	-	-	3,426	-	-	-	3,426
Issuance of common stock	287,500	3	469,796	-	-	-	469,799
Issuance of equity awards, net of forfeitures	7,494	-	-	-	-	-	-
Withholding tax for equity awards	(17)	-	-	-	-	(27)	(27)
Dividends paid to stockholders ($2.25 per common share)	-	-	-	(13,624)	-	-	(13,624)
Balance at June 30, 2020	6,019,834	$62	$527,641	$1,085,793	$(162,242)	$(127,708)	$1,323,546

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	-	-	-	174,735	-	-	174,735
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	39,446	-	39,446
Equity-based compensation	-	-	9,406	-	-	-	9,406
Issuance of equity awards, net of forfeitures	12,435	-	-	-	-	-	-
Withholding tax for equity awards	(3,557)	-	-	-	-	(7,858)	(7,858)
Dividends paid to stockholders ($5.00 per common share)	-	-	-	(30,183)	-	-	(30,183)
Balance at June 30, 2021	6,036,582	$62	$544,992	$1,372,724	$(101,237)	$(135,696)	$1,680,845

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569
Net income	-	-	-	131,866	-	-	131,866
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	(94,084)	-	(94,084)
Equity-based compensation	-	-	6,647	-	-	-	6,647
Issuance of common stock	287,500	3	469,796	-	-	-	469,799
Issuance of equity awards, net of forfeitures	20,746	-	-	-	-	-	-
Withholding tax for equity awards	(3,789)	-	-	-	-	(5,823)	(5,823)
Dividends paid to stockholders ($4.50 per common share)	-	-	-	(26,428)	-	-	(26,428)
Balance at June 30, 2020	6,019,834	$62	$527,641	$1,085,793	$(162,242)	$(127,708)	$1,323,546

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$174,735	$131,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,445	130,863
Non-cash interest expense	4,307	2,212
Equity-based compensation	9,406	6,647
Write-off of debt issuance costs	2,131	-
Change in deferred income taxes	(10,900)	30,827
(Gain) loss on asset sales and disposals, net	938	(4,633)
Equity method investment (income) loss, net	1,642	-
Fair value adjustment	15,790	-
Gain on step acquisition	(33,406)	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,574	(2,899)
Income taxes receivable	24,218	(12,117)
Prepaid and other current assets	(7,134)	(4,019)
Accounts payable and accrued liabilities	9,787	(3,387)
Deferred revenue	2,521	1,693
Other	(1,429)	(4,858)
Net cash provided by operating activities	347,625	272,195

Cash flows from investing activities:
Purchase of business, net of cash acquired	(1,953,643)	-
Purchase of equity investment	-	(27,245)
Capital expenditures	(161,165)	(143,416)
Change in accrued expenses related to capital expenditures	8,616	(740)
Proceeds from sales of property, plant and equipment	229	617
Issuance of note and other receivables	-	(7,288)
Net cash used in investing activities	(2,105,963)	(178,072)

Cash flows from financing activities:
Proceeds of equity issuance	-	488,750
Proceeds from long-term debt borrowings	1,695,850	100,000
Payment of equity issuance costs	-	(18,951)
Payment of debt issuance costs	(13,741)	-
Payments on long-term debt	(13,159)	(114,390)
Payment of withholding tax for equity awards	(7,858)	(5,823)
Dividends paid to stockholders	(30,183)	(26,428)
Deposits received for asset construction	1,485	-
Net cash provided by financing activities	1,632,394	423,158

Change in cash and cash equivalents	(125,944)	517,281
Cash and cash equivalents, beginning of period	574,909	125,271
Cash and cash equivalents, end of period	$448,965	$642,552

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$46,950	$32,700
Cash paid for income taxes, net of refunds received	$(4,240)	$840

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business subscribers in 24 Western, Midwestern and Southern U.S. states. Cable One provided service to approximately 1,134,000 residential and business customers, of which approximately 1,017,000 subscribed to data services, 287,000 subscribed to video services and 153,000 subscribed to voice services as of June 30, 2021.

On July 1, 2020, the Company acquired Valu-Net LLC, an all-fiber internet service provider headquartered in Kansas (“Valu-Net”), for a purchase price of $38.9 million in cash on a debt-free basis. Refer to note 2 for details on this transaction.

On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis, subject to customary post-closing adjustments. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness. The Hargray Acquisition expanded the Company’s presence in the Southeastern U.S. and is expected to enable the Company to capitalize on Hargray’s experience and expertise in fiber expansion. Refer to note 2 for further details on this transaction.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. The ASU may be adopted at any time through December 31, 2022. The Company currently holds certain debt and interest rate swaps that reference LIBOR. The Company plans to adopt ASU 2020-04 when the contracts underlying such instruments are amended as a result of reference rate reform. The Company is currently evaluating the expected impact of the adoption of this guidance on its consolidated financial statements.

2.      ACQUISITIONS

The Company accounts for certain acquisitions as business combinations pursuant to ASC 805. In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that is available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for each acquisition, however, preliminary measurements of fair value for each acquisition are subject to change during the measurement period, and such changes could be material. The Company expects to finalize the valuation after each acquisition as soon as practicable but no later than one year after the acquisition date.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. As an indefinite-lived asset, goodwill is not amortized but rather is subject to impairment testing on at least an annual basis.

Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $4.8 million and $1.3 million of acquisition costs during the three months ended June 30, 2021 and 2020, respectively, and $9.2 million and $3.3 million during the six months ended June 30, 2021 and 2020, respectively. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations and comprehensive income.

The following acquisitions occurred during the periods presented:

Hargray. On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray, a data, video and voice services provider, that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis, subject to customary post-closing adjustments. The all-cash transaction was funded through a combination of cash on hand and proceeds from indebtedness. The Hargray Acquisition expanded the Company’s presence in the Southeastern U.S. and is expected to enable the Company to capitalize on Hargray’s experience and expertise in fiber expansion.

The following table summarizes the allocation of the Hargray purchase price consideration as of the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$17,652
Accounts receivable	17,991
Prepaid and other current assets	8,006
Property, plant and equipment	457,158
Intangible assets	1,592,000
Other noncurrent assets	4,636
Total Assets Acquired	2,097,443

Liabilities Assumed
Accounts payable and accrued liabilities	36,457
Deferred revenue (short-term portion)	8,462
Current portion of long-term debt (finance leases)	1,375
Long-term debt (finance leases)	2,912
Deferred income taxes	437,725
Other noncurrent liabilities	6,974
Total Liabilities Assumed	493,905

Net assets acquired	1,603,538
Purchase price consideration(1)	2,117,866
Goodwill recognized	$514,328

(1)

Consists of approximately $2.0 billion of cash for the additional approximately 85% equity interest in Hargray that the Company did not already own and the $146.6 million May 3, 2021 fair value of the Company’s existing approximately 15% equity investment in Hargray. The Company recognized a $33.4 million non-cash gain within other income in the condensed consolidated statement of operations and comprehensive income upon the acquisition, representing the difference between the existing equity investment’s fair value and $113.2 million carrying value. The fair value of the existing investment was calculated as approximately 15% of the fair value of Hargray’s total equity value (determined using the discounted cash flow method of the income approach, less debt), excluding the impact of any synergies or control premium that would be realized by a controlling interest.

Acquired identifiable intangible assets associated with the Hargray Acquisition consist of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$472,000	13.7
Trademark and trade name	$10,000	4.2
Franchise agreements	$1,110,000	Indefinite

Customer relationships and franchise agreements were valued using the multi-period excess earnings method (“MPEEM”) of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, customer attrition rates, future earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) margins, future capital expenditures and an appropriate discount rate. No residual value was assigned to the acquired customer relationships or trademark and trade name. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average amortization period for the acquired finite-lived intangible assets is 13.5 years.

The Hargray Acquisition resulted in the recognition of $514.3 million of goodwill, which is not deductible for tax purposes.

For the quarter ended June 30, 2021, the Company recognized revenues of $50.6 million and net income of $4.4 million from Hargray operations, which included acquired intangible assets amortization expense of $8.5 million.

The following unaudited pro forma combined results of operations information for the three and six months ended June 30, 2021 and 2020 has been prepared as if the Hargray Acquisition had occurred on January 1, 2020 (in thousands, except per share data):

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$428,947	$388,609	$845,909	$771,955
Net income	$44,062	$53,177	$113,603	$111,359
Net income per common share:
Basic	$7.33	$9.12	$18.89	$19.32
Diluted	$7.07	$8.71	$18.08	$18.39

The unaudited pro forma combined results of operations information reflects the following pro forma adjustments (dollars in thousands):

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization	$(2,048)	$(2,983)	$(6,152)	$(6,495)
Interest expense	$(768)	$(1,922)	$(2,813)	$(19,629)
Acquisition costs	$(11,950)	$-	$(15,403)	$-
Gain on step acquisition	$(33,400)	$-	$(33,400)	$-
Income tax provision	$31,178	$1,226	$33,579	$6,531
Weighted average common shares outstanding - diluted	-	404,248	143,618	404,248

The unaudited pro forma combined results of operations information is provided for informational purposes only and is not necessarily intended to represent the results that would have been achieved had the Hargray acquisition been consummated on January 1, 2020 or indicative of the results that may be achieved in the future.

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

Customer relationships and franchise agreements were valued using the MPEEM of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. No residual value was assigned to the acquired customer relationships. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows.

3.      REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended June 30, 2021		Six Months Ended June 30,
	2021	2020	2021	2020
Residential:
Data	$207,648	$164,015	$391,253	$319,005
Video	87,240	87,328	163,257	172,650
Voice	12,112	12,120	22,589	24,547
Business services	76,616	58,469	136,978	116,331
Other	18,133	6,371	28,934	16,966
Total revenues	$401,749	$328,303	$743,011	$649,499

Franchise and other regulatory fees	$8,110	$6,615	$14,262	$12,963
Deferred commission amortization	$1,265	$1,338	$2,733	$2,699

Other revenues are comprised primarily of advertising sales, customer late charges and reconnect fees and regulatory revenue.

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

Deferred commission amortization expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of June 30, 2021, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $21.1 million of current deferred revenue at December 31, 2020, $17.6 million was recognized during the six months ended June 30, 2021. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.      OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Trade receivables	$50,229	$32,795
Other receivables	7,799	7,225
Less: Allowance for credit losses	(2,843)	(1,252)
Total accounts receivable, net	$55,185	$38,768

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,374	$2,997	$1,252	$1,201
Additions - charged to costs and expenses(1)	1,484	5,956	2,127	8,075
Deductions - write-offs	(1,405)	(966)	(3,856)	(3,239)
Recoveries collected	1,390	1,412	3,320	3,362
Ending balance	$2,843	$9,399	$2,843	$9,399

(1)	Includes $1.4 million of additional reserves assumed in the Hargray Acquisition.

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid repairs and maintenance	$7,520	$1,013
Software implementation costs	1,200	1,035
Prepaid insurance	949	2,200
Prepaid rent	2,472	1,471
Prepaid software	5,398	4,544
Deferred commissions	4,028	4,026
All other current assets	11,464	3,602
Total prepaid and other current assets	$33,031	$17,891

Other noncurrent assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	$17,990	$13,408
Deferred commissions	6,713	5,798
Software implementation costs	7,485	6,879
Debt issuance costs	2,915	3,249
All other noncurrent assets	4,030	4,209
Total other noncurrent assets	$39,133	$33,543

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$53,040	$22,686
Accrued programming costs	25,772	20,279
Accrued compensation and related benefits	42,570	26,467
Accrued sales and other operating taxes	11,532	7,425
Accrued franchise fees	4,301	4,021
Deposits	12,801	6,300
Operating lease liabilities	5,763	3,772
Interest rate swap liability	30,559	30,646
Accrued insurance costs	7,104	7,292
Cash overdrafts	6,452	8,847
Equity investment payable(1)	13,387	13,387
Interest payable	5,233	4,128
Amount due to Hargray(2)	-	6,822
All other accrued liabilities	22,078	12,067
Total accounts payable and accrued liabilities	$240,592	$174,139

(1)	Consists of the unfunded portion of the Company’s equity investment in Wisper ISP, LLC (“Wisper”). Refer to note 5 for details on this transaction.
(2)	Consists of amounts due to Hargray in connection with transition services provided as part of the Anniston Exchange (as defined in note 5). Refer to note 5 for details on this transaction.

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities	$11,403	$8,701
Accrued compensation and related benefits	14,209	10,086
Deferred revenue	6,665	4,981
MBI Net Option (as defined in note 5)(1)	89,100	73,310
All other noncurrent liabilities	3,437	3,549
Total other noncurrent liabilities	$124,814	$100,627

(1)

Consists of the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 5), valued at $0.0 million and $89.1 million, respectively, as of June 30, 2021 and $0.7 million and $74.0 million, respectively, as of December 31, 2020. Refer to notes 5 and 10 for further information on the MBI Net Option (as defined in note 5).

5.     EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper, a wireless internet service provider, for total consideration of $25.3 million. The Company funded $11.9 million of the total consideration for Wisper in 2020 and expects to fund the remainder within the next twelve months. On October 1, 2020, the Company contributed its Anniston, Alabama system (the “Anniston System”) to Hargray, a data, video and voice services provider, in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis (the “Anniston Exchange”) and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis, subject to customary post-closing adjustments, and recognized a $33.4 million non-cash gain as a result of the fair value remeasurement of the Company’s existing equity interest on the acquisition date.

The carrying value of the Company’s equity investments without readily determinable fair values were determined based on fair valuations as of their respective acquisition dates, and consisted of the following (dollars in thousands):

	Ownership Percentage	June 30, 2021	December 31, 2020
Cost Method Investments
Hargray(1), (2)	~15%	$-	$113,165
Nextlink	<10%	27,245	27,245
Others	<10%	14,619	10,066
Total cost method investments		$41,864	$150,476

Equity Method Investments
MBI(3)	45.0%	$627,058	$630,679
Wisper	40.4%	28,605	26,626
Total equity method investments		$655,663	$657,305

Total equity investments		$697,527	$807,781

(1)

Upon initial investment, the Company calculated the fair value of Hargray’s total enterprise value using a hybrid of both the discounted cash flow method of the income approach and the guideline public company method of the market approach. Significant assumptions used in the valuation include projected revenue growth rates, customer attrition rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. The enterprise value less Hargray’s debt and unamortized debt issuance costs was multiplied by Cable One’s minority equity interest percentage to determine the Hargray investment’s carrying value. The resulting non-cash gain was calculated as the difference between this carrying value and the book value of the Anniston System’s net assets, including its proportionate share of the Company’s franchise agreement and goodwill assets. The approximately 15% equity interest in Hargray as of December 31, 2020 was on a fully diluted basis.

(2)

As a result of the Company’s May 3, 2021 acquisition of the remaining equity interests in Hargray that it did not already own, Hargray’s assets and liabilities were separately reflected within the Company’s condensed consolidated balance sheet as of June 30, 2021 and the existing cost method investment was eliminated, resulting in a $33.4 million non-cash gain recognized within other income in the condensed consolidated statement of operations and comprehensive income.

(3)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $89.1 million and $73.3 million as of June 30, 2021 and December 31, 2020, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 10 for further information on the MBI Net Option.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $520.5 million and $529.7 million as of June 30, 2021 and December 31, 2020, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity Method Investment Income (Loss)
MBI(1)	$(2,407)	$-	$(3,621)	$-
Wisper	1,333	-	1,979	-
Total	$(1,074)	$-	$(1,642)	$-

Other Income (Expense), Net
MBI Net Option change in fair value	$(21,350)	$-	$(15,790)	$-

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended June 30, 2021, the Company recognized $1.6 million of its pro rata share of MBI’s net income, which was more than offset by the Company’s $4.0 million pro rata share of basis difference amortization. For the six months ended June 30, 2021, the Company recognized $3.0 million of its pro rata share of MBI’s net income, which was more than offset by the Company’s $6.6 million pro rata share of basis difference amortization.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

6.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cable distribution systems	$2,300,266	$1,916,048
Customer premise equipment	305,471	283,831
Other equipment and fixtures	458,939	463,469
Buildings and improvements	138,632	117,367
Capitalized software	85,305	107,107
Construction in progress	196,630	89,488
Land	21,018	13,293
Right-of-use assets	10,744	10,314
Property, plant and equipment, gross	3,517,005	3,000,917
Less: Accumulated depreciation and amortization	(1,763,442)	(1,735,457)
Property, plant and equipment, net	$1,753,563	$1,265,460

Depreciation and amortization expense for property, plant and equipment was $65.9 million and $54.5 million for the three months ended June 30, 2021 and 2020, respectively, and $123.9 million and $108.6 million for the six months ended June 30, 2021 and 2020, respectively.

7.      GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $944.9 million at June 30, 2021 and $430.5 at December 31, 2020, with the $514.3 million increase attributable to goodwill recognized in the Hargray Acquisition. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

				June 30, 2021			December 31, 2020
	Useful Life Range (in years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5	–	17	$841,700	$110,430	$731,270	$369,700	$81,865	$287,835
Trademarks and trade names	2.7	–	4.2	14,300	3,452	10,848	4,300	2,552	1,748
Wireless licenses	10	–	15	1,418	48	1,370	1,418	15	1,403
Total finite-lived intangible assets				$857,418	$113,930	$743,488	$375,418	$84,432	$290,986

Indefinite-Lived Intangible Assets
Franchise agreements						$2,089,712			$979,712
Trade names						7,500			7,500
Total indefinite-lived intangible assets						$2,097,212			$987,212

Total intangible assets, net						$2,840,700			$1,278,198

Intangible asset amortization expense was $19.0 million and $11.1 million for the three months ended June 30, 2021 and 2020, respectively, and $29.5 million and $22.3 million for the six months ended June 30, 2021 and 2020, respectively.

The future amortization of existing finite-lived intangible assets as of June 30, 2021 was as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining six months)	$45,020
2022	87,292
2023	76,065
2024	69,716
2025	64,785
Thereafter	400,610
Total	$743,488

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.      DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Senior Credit Facilities (as defined below)	$2,328,756	$1,541,621
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	-
Finance lease liabilities	5,603	5,466
Total debt	3,904,359	2,197,087
Less: Unamortized debt discount	(22,764)	-
Less: Unamortized debt issuance costs	(30,921)	(21,897)
Less: Current portion of long-term debt	(34,524)	(26,392)
Total long-term debt	$3,816,150	$2,148,798

Senior Credit Facilities. On May 3, 2021, the Company amended the third amended and restated credit agreement among the Company and its lenders, dated as of October 30, 2020 (as amended, the “Third Amended and Restated Credit Agreement”), to provide for a new seven-year incremental term “B” loan in an aggregate principal amount of $800.0 million maturing in 2028 (the “Term Loan B-4”). The Third Amended and Restated Credit Agreement also provides for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”) and $625.0 million maturing in 2027 (the “Term Loan B-3”), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

The Term Loan B-4 was drawn in full in connection with the closing of the Hargray Acquisition. The Term Loan B-4 is an obligation of the Company and is guaranteed by the Company’s wholly owned subsidiaries that guarantee the other obligations under the Third Amended and Restated Credit Agreement. The Term Loan B-4 is secured, subject to certain exceptions, by substantially all of the assets of the Company and the guarantors under the Third Amended and Restated Credit Agreement.

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

Refer to the table below summarizing the Company’s outstanding term loans as of June 30, 2021 and note 10 to the Company’s audited consolidated financial statements included in the 2020 Form 10-K for further details on the Senior Credit Facilities.

The Company has issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of the Company as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that the Company closed an equity investment in Wisper, and Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of June 30, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Total letter of credit issuances under the Revolving Credit Facility totaled $41.0 million at June 30, 2021 and bore interest at a rate of 1.88% per annum.

As of June 30, 2021, the Company had $2.3 billion of aggregate outstanding term loans and $459.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of June 30, 2021 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$668,101	10/30/2025	$476,607	LIBOR	1.75%	1.85%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	244,375	10/30/2027	228,750	LIBOR	2.00%	2.10%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	616,280	10/30/2027	577,472	LIBOR	2.00%	2.10%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	800,000	5/3/2028	746,000	LIBOR	2.00%	2.10%
Total		$2,375,000		$2,328,756		$2,028,829

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions), except for the Term Loan B-4, which has a 1.0% prepayment premium for any prepayment within six months of the funding date of the Term Loan B-4 in connection with certain repricing transactions.

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

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	June 30, 2021
	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000
Less: Unamortized discount	(14,124)	(8,640)	(22,764)
Less: Unamortized debt issuance costs	(386)	(244)	(630)
Net carrying amount	$560,490	$336,116	$896,606

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$970	$970	$-	$1,261	$1,261
Amortization of discount	748	321	1,069	970	416	1,386
Amortization of debt issuance costs	20	9	29	26	12	38
Total interest expense	$768	$1,300	$2,068	$996	$1,689	$2,685

Effective interest rate	0.5%	1.5%		0.5%	1.5%

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

Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Revolving Credit Facility portion:
Other noncurrent assets	$2,915	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	30,921	21,897
Total	$33,836	$25,146

The Company recorded debt issuance cost amortization of $1.8 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. The future maturities of outstanding borrowings as of June 30, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining six months)	$16,866
2022	37,986
2023	55,008
2024	76,285
2025	557,147
Thereafter	3,155,464
Total	$3,898,756

The Company was in compliance with all debt covenants as of June 30, 2021.

In March 2021, the Company terminated $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2021	December 31, 2020
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$30,559	$30,646
Noncurrent portion:
Interest rate swap liability	$102,875	$155,357
Total	$133,434	$186,003

Stockholders’ Equity:
Accumulated other comprehensive loss	$100,651	$140,090

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$7,803	$4,964	$15,451	$7,048

Unrealized (gain) loss on cash flow hedges, gross	$21,013	$12,558	$(52,569)	$124,872
Less: Tax effect	(4,989)	(3,095)	13,130	(30,781)
Unrealized (gain) loss on cash flow hedges, net of tax	$16,024	$9,463	$(39,439)	$94,091

The Company does not hold any derivative instruments for speculative trading purposes.

10.     FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2021 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of June 30, 2021 were as follows (in thousands):

	June 30, 2021
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$412,727	$412,727	Level 1
Liabilities:
Long-term debt (including current portion):
Term loans	$2,328,756	$2,321,264	Level 2
Senior Notes	$650,000	$650,780	Level 2
Convertible Notes	$920,000	$927,636	Level 2
Interest rate swap liability (including current portion):
Interest rate swaps	$133,434	$133,434	Level 2
Other noncurrent liabilities:
MBI Net Option	$89,100	$89,100	Level 3

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

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	June 30, 2021		December 31, 2020
	Cable One	MBI	Cable One	MBI
Equity volatility	30.0%	30.0%	28.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	5.0%	6.5%	5.0%	6.5%
Cost of debt	4.0%		4.0%

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

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the six months ended June 30, 2021 or 2020.

11.      STOCKHOLDERS’ EQUITY

Equity Offering. In May 2020, the Company completed a public offering of 287,500 shares of its common stock (the “Public Offering”) for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds to repay in full its then-outstanding borrowings of $100.0 million under the Revolving Credit Facility and it used the remainder for general corporate purposes, including for acquisitions and strategic investments.

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 138,817 held at June 30, 2021 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through June 30, 2021, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during the six months ended June 30, 2021.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the six months ended June 30, 2021 and 2020 were $7.9 million and $5.8 million, for which the Company withheld 3,557 and 3,789 shares of common stock, respectively.

12.      EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers, employees and consultants of the Company are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At June 30, 2021, 97,056 shares were available for issuance under the 2015 Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted Stock	$4,549	$2,678	$7,973	$5,185
SARs	730	748	1,433	1,462
Total	$5,279	$3,426	$9,406	$6,647

The Company recognized income tax benefits of $0.9 million and $2.7 million during the three months ended June 30, 2021 and 2020, respectively, and $4.5 million and $7.9 million during the six months ended June 30, 2021 and 2020, respectively. The deferred tax asset related to all outstanding equity-based awards was $3.7 million as of June 30, 2021.

Restricted Stock. A summary of Restricted Stock activity during the six months ended June 30, 2021 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	34,944	$1,037.83
Granted	10,679	$2,188.72
Forfeited	(1,071)	$1,319.94
Vested and issued	(10,949)	$844.57
Outstanding as of June 30, 2021	33,603	$1,457.56

Vested and deferred as of June 30, 2021	5,947	$750.62

At June 30, 2021, there was $31.4 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Appreciation Rights. A summary of SARs activity during the six months ended June 30, 2021 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2020	58,365	$866.54	$204.29	$79,446	7.3
Granted	1,500	$2,227.72	$584.38	$-	9.5
Exercised	(3,674)	$746.04	$177.22	$3,870	-
Forfeited	(1,601)	$834.92	$201.50
Outstanding as of June 30, 2021	54,590	$912.97	$216.64	$55,053	6.9

Exercisable as of June 30, 2021	30,037	$666.56	$152.28	$37,434	5.9

At June 30, 2021, there was $5.6 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.2 years.

The grant date fair value of the SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the six months ended June 30, 2021 were as follows:

Inputs
Expected volatility	27.37%
Risk-free interest rate	0.54%
Expected term (in years)	6.25
Expected dividend yield	0.45%

13.      INCOME TAXES

The Company’s effective tax rate was -8.7% and 17.4% for the three months ended June 30, 2021 and 2020, respectively, and 4.9% and 13.0% for the six months ended June 30, 2021 and 2020, respectively. The change in the effective tax rate for the three months ended June 30, 2021 compared to the prior year quarter was related primarily to a $35.4 million increase in income tax benefit from the reversal of a deferred tax liability on the Company’s pre-existing equity investment in Hargray, partially offset by a $5.2 million increase in income tax expense related to a change in valuation allowance and a $2.8 million income tax benefit in the prior year attributable to the net operating loss (“NOL”) carryback provision of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that did not recur in the current year. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to the prior year period was related primarily to the aforementioned $35.4 million of income tax benefit from the deferred tax liability reversal, partially offset by a $9.8 million income tax benefit attributable to the NOL carryback provision of the CARES Act in the prior year period that did not recur in 2021, a $3.8 million increase in income tax expense related to a change in valuation allowance and a $3.5 million decrease in income tax benefit attributable to equity-based compensation.

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income - basic	$106,153	$62,540	$174,735	$131,866
Add: Convertible Notes interest expense, net of tax	1,551	-	2,014	-
Net income - diluted	$107,704	$62,540	$176,749	$131,866

Denominator:
Weighted average common shares outstanding - basic	6,014,351	5,831,796	6,013,382	5,764,850
Effect of dilutive equity-based compensation awards(1)	37,218	51,621	38,831	54,783
Effect of dilution from if-converted Convertible Notes(2)	404,248	-	260,630	-
Weighted average common shares outstanding - diluted	6,455,817	5,883,417	6,312,843	5,819,633

Net Income per Common Share:
Basic	$17.65	$10.72	$29.06	$22.87
Diluted	$16.68	$10.63	$28.00	$22.66

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	8,415	506	8,415	363

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during the three and six months ended June 30, 2021.

15.      COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the condensed consolidated balance sheets. As of June 30, 2021, except for additional debt obligations disclosed in note 8, there have been no material changes to the contractual obligations previously disclosed in the 2020 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $33.0 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of June 30, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 8 for further details on this transaction.

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

Any discussion of consolidated results or performance for the three and six months ended June 30, 2021 is inclusive of the Valu-Net operations, which were acquired on July 1, 2020, and approximately two months of Hargray operations, which were acquired on May 3, 2021, and excludes the Anniston System, which was divested on October 1, 2020. The Anniston System was included in the Hargray Acquisition and its operations are included in the Company’s results with the Hargray operations.

Overview

We are a fully integrated provider of data, video and voice services in 24 Western, Midwestern and Southern states. We provided these broadband services to residential and business customers in approximately 1,050 communities as of June 30, 2021. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 72% of our customers located in seven states as of June 30, 2021: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 1,134,000 residential and business customers out of approximately 2.6 million homes passed as of June 30, 2021. Of these customers, approximately 1,017,000 subscribed to data services, 287,000 subscribed to video services and 153,000 subscribed to voice services as of June 30, 2021.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first six months of 2021, they are residential data (52.7%), residential video (22.0%) and business services (data, voice and video: 18.4%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

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

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated during the 12 months ended June 30, 2021, in part as a result of the COVID-19 pandemic and our associated responses. During 2020, we organically added over 50% more residential data customers than we did during the four-and-a-half-year period between our July 2015 spin-off from our former corporate parent and the end of 2019. We expect growth for this product line to continue over the long-term as we believe upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 50% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. As of June 30, 2021, we offered Gigabit data service to approximately 98% of our homes passed. We are also deploying DOCSIS 3.1, which, together with Sparklight TV, will further increase our network capacity and enable future growth in our residential data and business services product lines.

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

●

On May 3, 2021, we acquired the remaining approximately 85% equity interest in Hargray that we did not already own for an approximately $2.0 billion cash purchase price that implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis, subject to customary post-closing adjustments. The Hargray Acquisition was financed with cash on hand and net proceeds from indebtedness. The Hargray Acquisition expanded our presence in the Southeastern U.S. and is expected to enable us to capitalize on Hargray’s experience and expertise in fiber expansion.

COVID-19 Update

The actions we took in response to the COVID-19 pandemic did not have any notable negative impact on our results for the first two quarters of 2021, due primarily to the resumption of billing late charges, reconnect fees and data overage fees as well as the normalization of labor costs in the fourth quarter of 2020. We experienced a positive impact on residential data revenues for the six months ended June 30, 2021 as a result of retaining a significant number of residential data customers acquired during 2020 and continued growth of residential data customers during the period, and we expect that there will continue to be a positive impact on 2021 residential data revenues from these factors, albeit at a slower pace during the remainder of 2021. However, we continue to face various uncertainties related to the impact of the COVID-19 pandemic on the overall economy and our business, including whether we will be able to sustain continued customer growth, our level of bad debt expense and whether some of the expense reductions realized during the second half of 2020 and the first half of 2021 will continue or if those expenses will return to more normal levels given the fluid situation regarding pandemic-related restrictions across the country.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic and its variants, its severity, the efficacy of vaccines (particularly with respect to emerging strains of the virus), the actions to contain the virus or treat its impact, potential legislative or regulatory efforts to impose new requirements on our data services and how quickly and to what extent normal social, economic and operating conditions can resume.

Refer to the section entitled “Risks Factors” in the 2020 Form 10-K for additional risks we face due to the COVID-19 pandemic.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of June 30,		Annual Net Gain (Loss)
	2021	2020	Change	% Change
Residential data PSUs(1)	923	758	165	21.7
Residential video PSUs(1)	272	276	(4)	(1.3)
Residential voice PSUs(1)	110	98	12	11.8
Total residential PSUs(1)	1,305	1,132	173	15.3

Business data PSUs(1)	94	80	14	17.3
Business video PSUs(1)	14	14	0	3.2
Business voice PSUs(1)	44	35	9	25.5
Total business services PSUs(1)	152	129	23	18.0

Total data PSUs	1,017	838	179	21.3
Total video PSUs	287	290	(3)	(1.1)
Total voice PSUs	153	133	20	15.3
Total PSUs	1,457	1,261	196	15.5

Residential customer relationships(1)	1,032	876	156	17.8
Business customer relationships(1)	102	86	17	19.6
Total customer relationships	1,134	962	172	17.9

(1)

Due to the recency of the May 3, 2021 Hargray Acquisition, certain Hargray bulk accounts are counted as business PSUs and business customer relationships, whereas we classify such accounts as residential PSUs and residential customer relationships. We are currently in the process of aligning Hargray’s methodology with our methodology so that future PSU and customer relationship counts are calculated on the same basis.

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

Use of Nonfinancial Metrics and Average Monthly Revenue per Unit (“ARPU”)

We use various nonfinancial metrics to measure, manage and monitor our operating performance on an ongoing basis. Such metrics include homes passed, PSUs and customer relationships. Homes passed represents the number of serviceable and marketable homes and businesses passed by our active plant. A PSU represents a single subscription to a particular service offering. Residential bulk multi-dwelling PSUs are generally classified as residential and are counted at the individual unit level. Business voice customers who have multiple voice lines are counted as a single PSU. A customer relationship represents a single customer who subscribes to one or more PSUs.

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

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

Revenues

Revenues increased $73.4 million, or 22.4%, due primarily to $50.6 million from Hargray operations as well as increases in our higher margin product lines of residential data and business services revenues of $25.7 million and $3.3 million, respectively, and a $4.9 million increase in other revenues, partially offset by decreases in residential video and residential voice revenues.

Revenues by service offering for the three months ended June 30, 2021 and 2020, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2021		2020		2021 vs. 2020
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$207,648	51.7	$164,015	50.0	$43,633	26.6
Residential video	87,240	21.7	87,328	26.6	(88)	(0.1)
Residential voice	12,112	3.0	12,120	3.7	(8)	(0.1)
Business services	76,616	19.1	58,469	17.8	18,147	31.0
Other	18,133	4.5	6,371	1.9	11,762	184.6
Total revenues	$401,749	100.0	$328,303	100.0	$73,446	22.4

Residential data service revenues increased $43.6 million, or 26.6%, due primarily to $18.0 million from Hargray operations, as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues were flat due primarily to $9.0 million from Hargray operations and a rate adjustment implemented in March 2021, offset by a decrease in residential video subscribers.

Residential voice service revenues were flat due primarily to $1.9 million from Hargray operations, offset by a decrease in residential voice subscribers.

Business services revenues increased $18.1 million, or 31.0%, due primarily to $14.9 million from Hargray operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 19.6% year-over-year.

Other revenues increased $11.8 million, or 184.6%, due primarily to $6.8 million from Hargray operations and higher advertising revenues, late charges and reconnect fees compared to the second quarter of 2020 which was negatively impacted by actions we took in response to the COVID-19 pandemic, including temporarily discontinuing charging data overage fees, waiving late charges and suspending collection activities.

ARPU for the indicated service offerings for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Residential data(1)	$78.34	$73.80	$4.54	6.2
Residential video(1)	$110.32	$102.95	$7.37	7.2
Residential voice(1)	$39.28	$40.35	$(1.07)	(2.7)
Business services(1)	$263.86	$228.11	$35.75	15.7

(1)

Due to the recency of the May 3, 2021 Hargray Acquisition, certain Hargray bulk accounts are counted as business PSUs and business customer relationships, whereas we classify such accounts as residential PSUs and residential customer relationships. We are currently in the process of aligning Hargray’s methodology with our methodology so that future PSU and customer relationship counts used in ARPU calculations are determined on the same basis.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $112.4 million for the three months ended June 30, 2021 and increased $6.3 million, or 6.0%, compared to the three months ended June 30, 2020. The increase in operating expenses was primarily attributable to $14.8 million of additional expenses related to Hargray operations, partially offset by a $7.3 million reduction in programming expenses and a $3.1 million decrease in labor and other compensation-related costs. Operating expenses for the three months ended June 30, 2020 included $3.9 million of increased labor and other operating expenses as a result of the COVID-19 pandemic. Operating expenses as a percentage of revenues were 28.0% and 32.3% for the three months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses were $88.0 million for the three months ended June 30, 2021 and increased $23.0 million, or 35.4%, compared to the three months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily attributable to $13.6 million of additional expenses related to Hargray operations and increases of $4.9 million in labor and other compensation-related costs, $3.5 million in acquisition-related costs, $3.2 million in health insurance costs, $1.6 million in professional fees and $1.0 million in system conversion costs, partially offset by a $5.8 million decrease in bad debt expense. The increase in labor and other compensation-related costs was due to higher stock-based compensation, increased headcount and higher average salary rates. The increase in acquisition-related costs was due to expenses related to the Hargray Acquisition. The increase in health insurance costs was the result of lower-than-normal costs in the prior year quarter from reduced claims activity in connection with stay-at-home orders issued during the pandemic. Higher bad debt expense in the three months ended June 30, 2020 was the result of higher expense estimates in that period resulting from the pandemic. Selling, general and administrative expenses as a percentage of revenues were 21.9% and 19.8% for the three months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization expense was $84.9 million for the three months ended June 30, 2021, including $15.7 million from Hargray operations, and increased $19.3 million, or 29.5%, compared to the three months ended June 30, 2020. Depreciation and amortization expense as a percentage of revenues was 21.1% and 20.0% for the three months ended June 30, 2021 and 2020, respectively.

Interest Expense

Interest expense was $28.9 million for the three months ended June 30, 2021 and increased $12.3 million, or 74.2%, compared to the three months ended June 30, 2020. The increase was driven primarily by additional outstanding debt and higher interest rate swap settlement expense, partially offset by lower interest rates.

Other Income (Expense), Net

Other income, net, was $12.1 million for the three months ended June 30, 2021 and consisted primarily of a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the Hargray Acquisition and interest and investment income, partially offset by a $21.4 million non-cash loss on fair value adjustment associated with the MBI Net Option. Other income, net, was $1.7 million for the three months ended June 30, 2020 and consisted of interest and investment income.

Income Tax Provision (Benefit)

Income tax benefit was $8.6 million for the three months ended June 30, 2021 compared to income tax provision of $13.2 million for the three months ended June 30, 2020. Our effective tax rate was -8.7% and 17.4% for the three months ended June 30, 2021 and 2020, respectively. The changes were due primarily to a $35.4 million increase in income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray, partially offset by a $5.2 million increase in income tax expense related to the change in valuation allowance and a $2.8 million income tax benefit in the prior year attributable to the NOL carryback provision of the CARES Act that did not recur in the current year.

Net Income

Net income was $106.2 million for the three months ended June 30, 2021 compared to $62.5 million for the three months ended June 30, 2020, an increase of $43.6 million.

Unrealized Loss on Cash Flow Hedges and Other, Net of Tax

Unrealized loss on cash flow hedges and other, net of tax was $16.0 million for the three months ended June 30, 2021 and increased $6.6 million, or 69.4%, compared to the $9.5 million loss for three months ended June 30, 2020 due primarily to comparatively lower projected future increases in interest rates.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

Revenues

Revenues increased $93.5 million, or 14.4%, due primarily to $50.6 million from Hargray operations as well as increases in our higher margin product lines of residential data and business services revenues of $54.3 million and $5.8 million, respectively, and a $5.1 million increase in other revenues, partially offset by decreases in residential video and residential voice revenues.

Revenues by service offering for the six months ended June 30, 2021 and 2020, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Six Months Ended June 30,
	2021		2020		2021 vs. 2020
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$391,253	52.7	$319,005	49.1	$72,248	22.6
Residential video	163,257	22.0	172,650	26.6	(9,393)	(5.4)
Residential voice	22,589	3.0	24,547	3.8	(1,958)	(8.0)
Business services	136,978	18.4	116,331	17.9	20,647	17.7
Other	28,934	3.9	16,966	2.6	11,968	70.5
Total revenues	$743,011	100.0	$649,499	100.0	$93,512	14.4

Residential data service revenues increased $72.2 million, or 22.6%, due primarily to $18.0 million from Hargray operations as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $9.4 million, or 5.4%, due primarily to a decrease in residential video subscribers, partially offset by $9.0 million from Hargray operations and a rate adjustment implemented in March 2021.

Residential voice service revenues decreased $2.0 million, or 8.0%, due primarily to a decrease in residential voice subscribers, partially offset by $1.9 million from Hargray operations.

Business services revenues increased $20.6 million, or 17.7%, due primarily to $14.9 million from Hargray operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 19.6% year-over-year.

Other revenues increased $12.0 million, or 70.5%, due primarily to $6.8 million from Hargray operations and higher advertising revenues, late charges and reconnect fees compared to the prior year period which was negatively impacted by actions we took in response to the COVID-19 pandemic, including temporarily discontinuing charging data overage fees, waiving late charges and suspending collection activities.

ARPU for the indicated service offerings for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Residential data(1)	$78.03	$72.68	$5.35	7.4
Residential video(1)	$107.15	$99.97	$7.18	7.2
Residential voice(1)	$39.32	$40.22	$(0.90)	(2.2)
Business services(1)	$250.30	$227.39	$22.91	10.1

(1)

Due to the recency of the May 3, 2021 Hargray Acquisition, certain Hargray bulk accounts are counted as business PSUs and business customer relationships, whereas we classify such accounts as residential PSUs and residential customer relationships. We are currently in the process of aligning Hargray’s methodology with our methodology so that future PSU and customer relationship counts used in ARPU calculations are determined on the same basis.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $213.8 million for the six months ended June 30, 2021 and increased $1.9 million, or 0.9%, compared to the six months ended June 30, 2020. The increase in operating expenses was primarily attributable to $14.8 million of additional expenses related to Hargray operations, partially offset by a $12.7 million reduction in programming expenses and a $3.0 million decrease in labor and other compensation-related costs. Operating expenses for the six months ended June 30, 2020 included $4.1 million of increased labor and other operating expenses as a result of the COVID-19 pandemic. Operating expenses as a percentage of revenues were 28.8% and 32.6% for the six months ended June 30, 2021 and 2020, respectively.

Selling, general and administrative expenses were $157.1 million for the six months ended June 30, 2021 and increased $29.2 million, or 22.8%, compared to the six months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily attributable to $13.6 million of additional expenses related to Hargray operations and increases of $6.6 million in labor and other compensation-related costs, $5.9 million in acquisition-related costs, $5.0 million in health insurance costs, $2.5 million in professional services costs and $2.0 million in system conversion costs, partially offset by a $7.3 million decrease in bad debt expense. The increase in labor and other compensation-related costs was due to higher stock-based compensation, increased headcount and higher average salary rates. The increase in acquisition-related costs was due to expenses related to the Hargray Acquisition. The increase in health insurance costs was the result of lower-than-normal costs in the prior year period from reduced claims activity in connection with stay-at-home orders issued during the pandemic. Higher bad debt expense in the six months ended June 30, 2020 was the result of higher expense estimates in that period resulting from the pandemic. Selling, general and administrative expenses as a percentage of revenues were 21.1% and 19.7% for the six months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization expense was $153.4 million for the six months ended June 30, 2021, including $15.7 million from Hargray operations, and increased $22.6 million, or 17.3%, compared to the six months ended June 30, 2020. Depreciation and amortization expense as a percentage of revenues was 20.7% and 20.1% for the six months ended June 30, 2021 and 2020, respectively.

We recognized a net loss on asset sales and disposals of $0.9 million for the six months ended June 30, 2021 and a net gain on asset sales and disposals of $4.6 million for the for the six months ended June 30, 2020. The six months ended June 30, 2020 included a $6.6 million non-cash gain on the sale of certain tower properties.

Interest Expense

Interest expense was $52.5 million for the six months ended June 30, 2021 and increased $17.2 million, or 48.9%, compared to the six months ended June 30, 2020, driven primarily by additional outstanding debt and higher interest rate swap settlement expense, partially offset by lower interest rates.

Other Income (Expense), Net

Other income, net, was $20.2 million for the six months ended June 30, 2021 and consisted primarily of a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the Hargray Acquisition and interest and investment income, partially offset by a $15.8 million non-cash loss on fair value adjustment associated with the MBI Net Option. Other income, net, was $3.4 million for the six months ended June 30, 2020 and consisted of interest and investment income.

Income Tax Provision

Income tax provision was $9.1 million for the six months ended June 30, 2021 and decreased $10.6 million, or 53.7%, compared to the six months ended June 30, 2020. Our effective tax rate was 4.9% and 13.0% for the six months ended June 30, 2021 and 2020, respectively. The decreases in the income tax provision and the effective tax rate were due primarily to a $35.4 million increase in income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray, partially offset by a $9.8 million income tax benefit attributable to the NOL carryback provision of the CARES Act in the prior year period that did not recur in 2021, a $3.8 million increase in income tax expense related to a change in valuation allowance and a $3.5 million decrease in income tax benefit attributable to equity-based compensation.

Net Income

Net income was $174.7 million for the six months ended June 30, 2021 compared to $131.9 million for the six months ended June 30, 2020, an increase of $42.9 million.

Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $39.4 million for the six months ended June 30, 2021 compared to an unrealized loss of $94.1 million for the six months ended June 30, 2020 due primarily to higher projected future increases in interest rates.

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

Adjusted EBITDA is defined as net income plus interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, equity method investment (income) loss, other (income) expense and other unusual items, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

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

	Three Months Ended June 30,		2021 vs. 2020
(dollars in thousands)	2021	2020	$ Change	% Change
Net income	$106,153	$62,540	$43,613	69.7

Plus: Interest expense	28,947	16,615	12,332	74.2
Income tax provision (benefit)	(8,616)	13,209	(21,825)	(165.2)
Depreciation and amortization	84,915	65,584	19,331	29.5
Equity-based compensation	5,279	3,426	1,853	54.1
(Gain) loss on deferred compensation	78	206	(128)	(62.1)
Acquisition-related costs	4,835	1,293	3,542	NM
(Gain) loss on asset sales and disposals, net	1,058	988	70	7.1
System conversion costs	1,618	647	971	150.1
Rebranding costs	26	311	(285)	(91.6)
Equity method investment (income) loss, net	1,074	-	1,074	NM
Other (income) expense, net	(12,149)	(1,655)	(10,494)	NM

Adjusted EBITDA	$213,218	$163,164	$50,054	30.7

NM = Not meaningful.

	Six Months Ended June 30,		2021 vs. 2020
(dollars in thousands)	2021	2020	Change	Change
Net income	$174,735	$131,866	$42,869	32.5%

Plus: Interest expense	52,528	35,289	17,239	48.9
Income tax provision	9,099	19,669	(10,570)	(53.7)
Depreciation and amortization	153,445	130,863	22,582	17.3
Equity-based compensation	9,406	6,647	2,759	41.5
(Gain) loss on deferred compensation	105	(21)	126	NM
Acquisition-related costs	9,205	3,310	5,895	178.1
(Gain) loss on asset sales and disposals, net	938	(4,633)	5,571	(120.2)
System conversion costs	2,669	696	1,973	NM
Rebranding costs	70	578	(508)	(87.9)
Equity method investment (income) loss, net	1,642	-	1,642	NM
Other (income) expense, net	(20,249)	(3,389)	(16,860)	NM

Adjusted EBITDA	$393,593	$320,875	$72,718	22.7

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

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$347,625	$272,195	$75,430	27.7
Net cash used in investing activities	(2,105,963)	(178,072)	(1,927,891)	NM
Net cash provided by financing activities	1,632,394	423,158	1,209,236	NM
Change in cash and cash equivalents	(125,944)	517,281	(643,225)	(124.3)
Cash and cash equivalents, beginning of period	574,909	125,271	449,638	NM
Cash and cash equivalents, end of period	$448,965	$642,552	$(193,587)	(30.1)

NM = Not meaningful.

The $75.4 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $72.7 million, a favorable change in accounts payable and accrued liabilities, an increase in tax refunds received and a favorable change in accounts receivable, partially offset by an increase in cash paid for interest and acquisition-related costs.

The $1.9 billion increase in net cash used in investing activities from the prior year period was due primarily to approximately $2.0 billion in net cash paid for the Hargray Acquisition in the second quarter of 2021 and a $8.4 million increase in cash paid for capital expenditures, partially offset by the $27.2 million equity investment in Nextlink and $7.3 million issuance of a note and other receivables to Wisper in the prior year that did not recur.

The $1.2 billion increase in net cash provided by financing activities from the prior year period was due primarily to net proceeds of $895.2 million and $789.8 million from the offering of the Convertible Notes (the “Convertible Notes Offering”) and Term Loan B-4 issuance, respectively, during the first half of 2021, partially offset by $469.8 million of net proceeds from the Public Offering in the prior year period that did not recur.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of the second quarter of 2021, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during the six months ended June 30, 2021.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2021, the Board approved a quarterly dividend of $2.50 per share of common stock, which was paid on June 18, 2021.

Financing Activity

Credit Facility

On May 3, 2021, we amended the Third Amended and Restated Credit Agreement to provide for the new seven-year Term Loan B-4 in an aggregate principal amount of $800.0 million. The interest margin applicable to the Term Loan B-4 is, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The Term Loan B-4 may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions), except for any prepayment within six months of the funding date in connection with certain repricing transactions, which will be subject to a 1.0% prepayment premium. The Term Loan B-4 benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Third Amended and Restated Credit Agreement. The Term Loan B-4 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The Term Loan B-4 was drawn in full in connection with the closing of the Hargray Acquisition.

The Third Amended and Restated Credit Agreement also provides for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, and the Revolving Credit Facility. Additionally, the Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

We have issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of us as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that we closed an equity investment in Wisper, and Wisper has guaranteed and indemnified us in connection with such letters of credit. As of June 30, 2021, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Total letter of credit issuances under the Revolving Credit Facility totaled $41.0 million and bore interest at a rate of 1.88% per annum.

As of June 30, 2021, we had $2.3 billion of aggregate outstanding term loans and $459.0 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of June 30, 2021 is as follows (dollars in thousands):

Instrument	Draw Date	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Balance Due Upon Maturity	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$668,101	10/30/2025	$476,607	LIBOR	1.75%	1.85%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	244,375	10/30/2027	228,750	LIBOR	2.00%	2.10%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	616,280	10/30/2027	577,472	LIBOR	2.00%	2.10%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	800,000	5/3/2028	746,000	LIBOR	2.00%	2.10%
Total		$2,375,000		$2,328,756		$2,028,829

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions), except for the Term Loan B-4, which has a 1.0% prepayment premium for any prepayment within six months of the funding date of the Term Loan B-4 in connection with certain repricing transactions.

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

Senior Notes

In November 2020, we completed the offering of $650.0 million aggregate principal amount of Senior Notes due 2030. The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under our Senior Credit Facilities or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.

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

Other Debt-Related Information

We were in compliance with all debt covenants as of June 30, 2021.

We recorded debt issuance cost amortization of $1.8 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Revolving Credit Facility portion:
Other noncurrent assets	$2,915	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	30,921	21,897
Total	$33,836	$25,146

Unamortized debt discount associated with the Convertible Notes was $22.8 million as of June 30, 2021. The Company recorded debt discount amortization of $1.1 million and $1.4 million for the three and six months ended June 30, 2021 within interest expense in the condensed consolidated statements of operations and comprehensive income.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $7.8 million and $5.0 million on interest rate swaps during the three months ended June 30, 2021 and 2020, respectively, and $15.5 million and $7.0 million during the six months ended June 30, 2021 and 2020, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.

In March 2021, we terminated $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

Refer to notes 10 and 12 to our audited consolidated financial statements included in the 2020 Form 10-K and notes 8 and 9 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.

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

Our capital expenditures by category for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Customer premise equipment(1)	$36,856	$34,227
Commercial(2)	21,233	22,457
Scalable infrastructure(3)	25,398	23,093
Line extensions(4)	18,904	9,522
Upgrade/rebuild(5)	36,898	27,789
Support capital(6)	21,876	26,328
Total	$161,165	$143,416

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

As of June 30, 2021, except for the $11.0 million increase to the letters of credit issued on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program and additional debt obligations disclosed above, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2020 Form 10-K.

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

On May 3, 2021, we obtained the $800.0 million aggregate principal amount Term Loan B-4 in connection with the closing of the Hargray Acquisition. Based on the principal outstanding under the Senior Credit Facilities with exposure to LIBOR at June 30, 2021 and December 31, 2020, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $11.3 million and $3.4 million, respectively.

As of June 30, 2021, we had $575.0 million aggregate principal amount of 2026 Notes outstanding and $345.0 million aggregate principal amount of 2028 Notes outstanding. Although the Convertible Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of June 30, 2021, the fair market value of the Convertible Notes was $927.6 million.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2021 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

As a result of the Hargray Acquisition on May 3, 2021, the Company has implemented internal controls over financial reporting to include consolidation of Hargray and acquisition-related accounting and disclosures. The Hargray operations utilize separate information and accounting systems and processes. The Company is in the process of reviewing and evaluating the design and operating effectiveness of internal control over financial reporting relating to the Hargray operations.

The Company implemented a new ERP system in the second quarter of 2021. The implementation has required significant investments of time, money and resources. Furthermore, the implementation has resulted in changes to many of the Company’s existing operational, financial and administrative business processes, including, but not limited to, the Company’s budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system has required both the implementation of new internal controls and changes to existing internal control frameworks and procedures.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

Risks Relating to Our Business

Implementation of our new ERP system could disrupt business operations.

We implemented a new ERP system in the second quarter of 2021. The implementation has required and may continue to require significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation has resulted and may continue to result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system has required and may continue to require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If technical problems or other significant issues arise in connection with the implementation or operation of the new ERP system, it could have a material negative impact on our operations, business, financial results and financial condition.

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

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2021 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2021(2)	64	$1,829.28	-	$145,081
May 1 to 31, 2021	-	$-	-	$145,081
June 1 to 30, 2021	-	$-	-	$145,081
Total	64	$1,829.28	-

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

4.1

First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.00% Senior Notes due 2030.*

4.2

First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026.*

4.3

First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028.*

10.1

Amendment No. 2, dated as of May 3, 2021, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 3, 2021).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: August 9, 2021

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Chief Financial Officer

Date: August 9, 2021