Form 10-Q
period 2021-09-30
Cable One, Inc.
filed 2021-11-05
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of October 29, 2021
Common stock, par value $0.01	6,045,473

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

●	risks relating to existing or future acquisitions and strategic investments by us;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	risks associated with our convertible indebtedness;
●	our ability to continue to pay dividends;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
●	adverse economic conditions, labor shortages, supply chain disruptions and changes in rates of inflation;
●	fluctuations in our stock price;
●	dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
●	damage to our reputation or brand image;
●	our ability to retain key employees (whom we refer to as associates);
●	our ability to incur future indebtedness;
●	provisions in our charter that could limit the liabilities for directors; and
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

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$489,537	$574,909
Accounts receivable, net	55,993	38,768
Income taxes receivable	20,226	41,245
Prepaid and other current assets	33,046	17,891
Total Current Assets	598,802	672,813
Equity investments	699,105	807,781
Property, plant and equipment, net	1,801,369	1,265,460
Intangible assets, net	2,817,446	1,278,198
Goodwill	944,871	430,543
Other noncurrent assets	39,006	33,543
Total Assets	$6,900,599	$4,488,338

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$239,107	$174,139
Deferred revenue	23,970	21,051
Current portion of long-term debt	34,570	26,392
Total Current Liabilities	297,647	221,582
Long-term debt	3,810,324	2,148,798
Deferred income taxes	822,575	366,675
Interest rate swap liability	89,970	155,357
Other noncurrent liabilities	148,859	100,627
Total Liabilities	5,169,375	2,993,039

Commitments and contingencies (refer to note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 6,044,932 and 6,027,704 shares outstanding as of September 30, 2021 and December 31, 2020, respectively)	62	62
Additional paid-in capital	550,420	535,586
Retained earnings	1,408,346	1,228,172
Accumulated other comprehensive loss	(91,731)	(140,683)
Treasury stock, at cost (130,467 and 147,695 shares held as of September 30, 2021 and December 31, 2020, respectively)	(135,873)	(127,838)
Total Stockholders' Equity	1,731,224	1,495,299
Total Liabilities and Stockholders' Equity	$6,900,599	$4,488,338

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Revenues	$430,237	$338,962	$1,173,248	$988,461
Costs and Expenses:
Operating (excluding depreciation and amortization)	121,657	107,303	335,473	319,259
Selling, general and administrative	95,103	62,596	252,160	190,474
Depreciation and amortization	92,600	71,421	246,045	202,284
(Gain) loss on asset sales and disposals, net	3,376	1,511	4,314	(3,122)
Total Costs and Expenses	312,736	242,831	837,992	708,895
Income from operations	117,501	96,131	335,256	279,566
Interest expense	(30,495)	(17,560)	(83,023)	(52,849)
Other income (expense), net	(22,833)	3,231	(2,584)	6,620
Income before income taxes and equity method investment income (loss), net	64,173	81,802	249,649	233,337
Income tax provision	13,029	15,515	22,129	35,184
Income before equity method investment income (loss), net	51,144	66,287	227,520	198,153
Equity method investment income (loss), net	1,111	-	(531)	-
Net income	$52,255	$66,287	$226,989	$198,153

Net Income per Common Share:
Basic	$8.68	$11.04	$37.73	$33.91
Diluted	$8.33	$10.96	$36.24	$33.60
Weighted Average Common Shares Outstanding:
Basic	6,019,517	6,001,561	6,015,450	5,844,330
Diluted	6,460,875	6,050,415	6,362,736	5,897,445

Unrealized gain (loss) on cash flow hedges and other, net of tax	$9,506	$5,807	$48,952	$(88,277)
Comprehensive income	$61,761	$72,094	$275,941	$109,876

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at June 30, 2021	6,036,582	$62	$544,992	$1,372,724	$(101,237)	$(135,696)	$1,680,845
Net income	-	-	-	52,255	-	-	52,255
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	9,506	-	9,506
Equity-based compensation	-	-	5,428	-	-	-	5,428
Issuance of equity awards, net of forfeitures	8,443	-	-	-	-	-	-
Withholding tax for equity awards	(93)	-	-	-	-	(177)	(177)
Dividends paid to stockholders ($2.75 per common share)	-	-	-	(16,633)	-	-	(16,633)
Balance at September 30, 2021	6,044,932	$62	$550,420	$1,408,346	$(91,731)	$(135,873)	$1,731,224

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at June 30, 2020	6,019,834	$62	$527,641	$1,085,793	$(162,242)	$(127,708)	$1,323,546
Net income	-	-	-	66,287	-	-	66,287
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	5,807	-	5,807
Equity-based compensation	-	-	3,867	-	-	-	3,867
Issuance of equity awards, net of forfeitures	4,216	-	-	-	-	-	-
Withholding tax for equity awards	(21)	-	-	-	-	(38)	(38)
Dividends paid to stockholders ($2.50 per common share)	-	-	-	(15,070)	-	-	(15,070)
Balance at September 30, 2020	6,024,029	$62	$531,508	$1,137,010	$(156,435)	$(127,746)	$1,384,399

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	-	-	-	226,989	-	-	226,989
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	48,952	-	48,952
Equity-based compensation	-	-	14,834	-	-	-	14,834
Issuance of equity awards, net of forfeitures	20,878	-	-	-	-	-	-
Withholding tax for equity awards	(3,650)	-	-	-	-	(8,035)	(8,035)
Dividends paid to stockholders ($7.75 per common share)	-	-	-	(46,815)	-	-	(46,815)
Balance at September 30, 2021	6,044,932	$62	$550,420	$1,408,346	$(91,731)	$(135,873)	$1,731,224

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569
Net income	-	-	-	198,153	-	-	198,153
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	(88,277)	-	(88,277)
Equity-based compensation	-	-	10,514	-	-	-	10,514
Issuance of common stock	287,500	3	469,796	-	-	-	469,799
Issuance of equity awards, net of forfeitures	24,962	-	-	-	-	-	-
Withholding tax for equity awards	(3,810)	-	-	-	-	(5,861)	(5,861)
Dividends paid to stockholders ($7.00 per common share)	-	-	-	(41,498)	-	-	(41,498)
Balance at September 30, 2020	6,024,029	$62	$531,508	$1,137,010	$(156,435)	$(127,746)	$1,384,399

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$226,989	$198,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,045	202,284
Non-cash interest expense	6,730	3,330
Equity-based compensation	14,834	10,514
Write-off of debt issuance costs	2,131	-
Change in deferred income taxes	1,680	47,826
(Gain) loss on asset sales and disposals, net	4,314	(3,122)
Equity method investment (income) loss, net	531	-
Fair value adjustment	41,390	-
Gain on step acquisition	(33,406)	-
Changes in operating assets and liabilities:
Accounts receivable, net	764	(11,269)
Income taxes receivable	21,019	(40,878)
Prepaid and other current assets	(7,149)	(5,561)
Accounts payable and accrued liabilities	4,216	1,882
Deferred revenue	2,919	1,427
Other	(2,721)	(5,606)
Net cash provided by operating activities	530,286	398,980

Cash flows from investing activities:
Purchase of business, net of cash acquired	(1,953,643)	(38,296)
Purchase of equity investment	-	(37,245)
Capital expenditures	(282,024)	(217,994)
Change in accrued expenses related to capital expenditures	12,666	(5,638)
Proceeds from sales of property, plant and equipment	282	617
Issuance of note and other receivables	-	(7,288)
Settlement of note and other receivables	-	6,000
Net cash used in investing activities	(2,222,719)	(299,844)

Cash flows from financing activities:
Proceeds from equity issuance	-	488,750
Proceeds from long-term debt borrowings	1,695,850	100,000
Payment of equity issuance costs	-	(18,951)
Payment of debt issuance costs	(13,741)	-
Payments on long-term debt	(21,683)	(121,515)
Payment of withholding tax for equity awards	(8,035)	(5,861)
Dividends paid to stockholders	(46,815)	(41,498)
Deposits received for asset construction	1,485	-
Net cash provided by financing activities	1,607,061	400,925

Increase (decrease) in cash and cash equivalents	(85,372)	500,061
Cash and cash equivalents, beginning of period	574,909	125,271
Cash and cash equivalents, end of period	$489,537	$625,332

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$69,450	$49,017
Cash paid for income taxes, net of refunds received	$(1,068)	$28,245

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. Cable One provided service to approximately 1,144,000 residential and business customers, of which approximately 1,030,000 subscribed to data services, 279,000 subscribed to video services and 151,000 subscribed to voice services, as of September 30, 2021.

On July 1, 2020, the Company acquired Valu-Net LLC, an all-fiber internet service provider headquartered in Kansas (“Valu-Net”), for a purchase price of $38.9 million in cash on a debt-free basis. Refer to note 2 for details on this transaction.

On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness. The Hargray Acquisition expands the Company’s presence in the Southeastern U.S. and is expected to enable the Company to capitalize on Hargray’s experience and expertise in fiber expansion. Refer to note 2 for further details on this transaction.

Refer to note 5 for information on the Company’s equity investments.

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

Segment Reporting. Accounting Standards Codification ("ASC") 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Based on the Company’s chief operating decision maker’s review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation, the Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.

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

Recently Adopted Accounting Pronouncements. In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of both liabilities and equity by reducing the number of applicable accounting models and improving the decision usefulness and relevance of the information provided to financial statement users. As it relates to convertible instruments, this update amends existing guidance to reduce certain form-over-substance-based accounting conclusions, provides additional earnings per share guidance and improves disclosure effectiveness. The Company early adopted ASU 2020-06 on January 1, 2021 and accounted for the Convertible Notes (as defined and described in note 8) issued during the first quarter of 2021 under the updated guidance.

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

Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $0.8 million and $0.6 million of acquisition costs during the three months ended September 30, 2021 and 2020, respectively, and $10.0 million and $3.9 million during the nine months ended September 30, 2021 and 2020, respectively. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations and comprehensive income.

The following acquisitions occurred during the periods presented:

Hargray. On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray, a data, video and voice services provider, that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The all-cash transaction was funded through a combination of cash on hand and proceeds from indebtedness. The Hargray Acquisition expands the Company’s presence in the Southeastern U.S. and is expected to enable the Company to capitalize on Hargray’s experience and expertise in fiber expansion.

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

Acquired identifiable intangible assets associated with the Hargray Acquisition consist of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$472,000	13.7
Trademark and trade name	$10,000	4.2
Franchise agreements	$1,110,000	Indefinite

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

For the three months ended September 30, 2021, the Company recognized revenues of $78.4 million and net income of $6.0 million from Hargray operations, which included acquired intangible assets amortization expense of $12.8 million. For the nine months ended September 30, 2021, the Company recognized revenues of $129.0 million and net income of $10.4 million from Hargray operations since the acquisition date of May 3, 2021, which included acquired intangible assets amortization expense of $21.3 million.

The following unaudited pro forma combined results of operations information for the three and nine months ended September 30, 2021 and 2020 has been prepared as if the Hargray Acquisition had occurred on January 1, 2020 (in thousands, except per share data):

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$430,237	$401,855	$1,276,146	$1,173,810
Net income	$52,255	$58,383	$165,898	$169,805
Net income per common share:
Basic	$8.68	$9.73	$27.58	$29.46
Diluted	$8.33	$9.29	$26.24	$28.04

The unaudited pro forma combined results of operations information reflects the following pro forma adjustments (dollars in thousands):

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and amortization	$-	$(3,387)	$(6,152)	$(9,882)
Interest expense	$-	$(511)	$(2,867)	$(20,221)
Acquisition costs	$-	$-	$(15,403)	$-
Gain on step acquisition	$-	$-	$(33,400)	$-
Income tax provision	$-	$975	$35,593	$7,526
Weighted average common shares outstanding - diluted	-	404,248	95,219	404,248

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

Acquired identifiable intangible assets associated with the Valu-Net acquisition consisted of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$7,700	13.5
Trademark and trade name	$800	Indefinite
Franchise agreements	$11,200	Indefinite

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

3.      REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Residential:
Data	$219,942	$174,527	$611,196	$493,532
Video	89,507	83,553	252,764	256,203
Voice	12,645	11,490	35,235	36,038
Business services	85,728	59,441	222,706	175,771
Other	22,415	9,951	51,347	26,917
Total revenues	$430,237	$338,962	$1,173,248	$988,461

Franchise and other regulatory fees	$8,683	$6,298	$22,945	$19,261
Deferred commission amortization	$1,318	$1,343	$4,051	$4,042

Other revenues are comprised primarily of advertising sales, late charges, reconnect fees and regulatory revenues.

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

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of September 30, 2021, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $21.1 million of current deferred revenue at December 31, 2020, $18.3 million was recognized during the nine months ended September 30, 2021. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.      OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade receivables	$50,826	$32,795
Other receivables	7,960	7,225
Less: Allowance for credit losses	(2,793)	(1,252)
Total accounts receivable, net	$55,993	$38,768

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021(1)	2020
Beginning balance	$2,843	$9,399	$1,252	$1,201
Additions - charged to costs and expenses	2,190	(796)	4,812	7,278
Deductions - write-offs	(3,580)	(6,482)	(7,931)	(9,720)
Recoveries collected	1,340	1,102	4,660	4,464
Ending balance	$2,793	$3,223	$2,793	$3,223

(1)	Additions include $1.4 million of additional reserves assumed in the Hargray Acquisition.

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid repairs and maintenance	$4,716	$1,013
Software implementation costs	1,202	1,035
Prepaid insurance	4,856	2,200
Prepaid rent	3,275	1,471
Prepaid software	5,217	4,544
Deferred commissions	4,159	4,026
All other current assets	9,621	3,602
Total prepaid and other current assets	$33,046	$17,891

Other noncurrent assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	$16,544	$13,408
Deferred commissions	7,732	5,798
Software implementation costs	8,487	6,879
Debt issuance costs	2,746	3,249
All other noncurrent assets	3,497	4,209
Total other noncurrent assets	$39,006	$33,543

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$40,520	$22,686
Accrued programming costs	24,122	20,279
Accrued compensation and related benefits	48,130	26,467
Accrued sales and other operating taxes	13,777	7,425
Accrued franchise fees	4,078	4,021
Deposits	12,819	6,300
Operating lease liabilities	5,612	3,772
Interest rate swap liability	30,596	30,646
Accrued insurance costs	6,515	7,292
Cash overdrafts	11,639	8,847
Equity investment payable(1)	13,387	13,387
Interest payable	10,703	4,128
Amount due to Hargray(2)	-	6,822
All other accrued liabilities	17,209	12,067
Total accounts payable and accrued liabilities	$239,107	$174,139

(1)	Consists of the unfunded portion of the Company’s equity investment in Wisper ISP, LLC (“Wisper”). Refer to note 5 for details on this transaction.
(2)	Consists of amounts due to Hargray in connection with transition services provided as part of the Anniston Exchange (as defined in note 5). Refer to note 5 for details on this transaction.

Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities	$10,132	$8,701
Accrued compensation and related benefits	14,027	10,086
Deferred revenue	6,387	4,981
MBI Net Option (as defined in note 5)(1)	114,700	73,310
All other noncurrent liabilities	3,613	3,549
Total other noncurrent liabilities	$148,859	$100,627

(1)

Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 5), consisting of a liability of $16.0 million and a liability of $98.7 million, respectively, as of September 30, 2021 and an asset of $0.7 million and a liability of $74.0 million, respectively, as of December 31, 2020. Refer to notes 5 and 10 for further information on the MBI Net Option (as defined in note 5).

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

On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis, and recognized a $33.4 million non-cash gain as a result of the fair value remeasurement of the Company’s existing equity interest on the acquisition date.

The carrying value of the Company’s equity investments without readily determinable fair values were determined based on fair valuations as of their respective acquisition dates, and consisted of the following (dollars in thousands):

	Ownership	September 30,	December 31,
	Percentage	2021	2020
Cost Method Investments
Hargray(1), (2)	~15%	$-	$113,165
Nextlink	<10%	27,245	27,245
Others	<10%	15,085	10,066
Total cost method investments		$42,330	$150,476

Equity Method Investments
MBI(3)	45.0%	$626,926	$630,679
Wisper	40.4%	29,849	26,626
Total equity method investments		$656,775	$657,305

Total equity investments		$699,105	$807,781

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

(2)

As a result of the Company’s May 3, 2021 acquisition of the remaining equity interests in Hargray that it did not already own, Hargray’s assets and liabilities were separately reflected within the Company’s consolidated balance sheet as of the acquisition date and the existing cost method investment was eliminated, resulting in a $33.4 million non-cash gain recognized within other income in the condensed consolidated statement of operations and comprehensive income on the acquisition date.

(3)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $114.7 million and $73.3 million as of September 30, 2021 and December 31, 2020, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 10 for further information on the MBI Net Option.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $516.8 million and $529.7 million as of September 30, 2021 and December 31, 2020, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity Method Investment Income (Loss)
MBI(1)	$(132)	$-	$(3,753)	$-
Wisper	1,243	-	3,222	-
Total	$1,111	$-	$(531)	$-

Other Income (Expense), Net
MBI Net Option change in fair value	$(25,600)	$-	$(41,390)	$-

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended September 30, 2021, the Company recognized $3.8 million of its pro rata share of MBI’s net income and $4.0 million of its pro rata share of basis difference amortization. For the nine months ended September 30, 2021, the Company recognized $6.8 million of its pro rata share of MBI’s net income and  $10.6 million of its pro rata share of basis difference amortization.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

6.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cable distribution systems	$2,412,978	$1,916,048
Customer premise equipment	314,304	283,831
Other equipment and fixtures	455,612	463,469
Buildings and improvements	138,807	117,367
Capitalized software	86,178	107,107
Construction in progress	177,092	89,488
Land	21,041	13,293
Right-of-use assets	11,241	10,314
Property, plant and equipment, gross	3,617,253	3,000,917
Less: Accumulated depreciation and amortization	(1,815,884)	(1,735,457)
Property, plant and equipment, net	$1,801,369	$1,265,460

Depreciation and amortization expense for property, plant and equipment was $69.3  million and $59.8 million for the three months ended September 30, 2021 and 2020, respectively, and $193.3 million and $168.4 million for the nine months ended September 30, 2021 and 2020, respectively.

7.      GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $944.9 million at September 30, 2021 and $430.5 at December 31, 2020, with the $514.3 million increase attributable to goodwill recognized in the Hargray Acquisition. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

		September 30, 2021			December 31, 2020
	Useful Life	Gross		Net	Gross		Net
	Range	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$841,700	$132,811	$708,889	$369,700	$81,865	$287,835
Trademarks and trade names	2.7 – 4.2	14,300	4,302	9,998	4,300	2,552	1,748
Wireless licenses	10 – 15	1,418	71	1,347	1,418	15	1,403
Total finite-lived intangible assets		$857,418	$137,184	$720,234	$375,418	$84,432	$290,986

Indefinite-Lived Intangible Assets
Franchise agreements				$2,089,712			$979,712
Trade names				7,500			7,500
Total indefinite-lived intangible assets				$2,097,212			$987,212

Total intangible assets, net				$2,817,446			$1,278,198

Intangible asset amortization expense was $23.3 million and $11.6 million for the three months ended September 30, 2021 and 2020, respectively, and $52.8 million and $33.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The future amortization of existing finite-lived intangible assets as of September 30, 2021 was as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining three months)	$21,692
2022	87,321
2023	76,094
2024	69,745
2025	64,814
Thereafter	400,568
Total	$720,234

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.      DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior Credit Facilities (as defined below)	$2,320,323	$1,541,621
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	-
Finance lease liabilities	6,001	5,466
Total debt	3,896,324	2,197,087
Less: Unamortized debt discount	(21,683)	-
Less: Unamortized debt issuance costs	(29,747)	(21,897)
Less: Current portion of long-term debt	(34,570)	(26,392)
Total long-term debt	$3,810,324	$2,148,798

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

The interest margin applicable to the Term Loan B-4 is, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The Term Loan B-4 may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions). The Term Loan B-4 benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Third Amended and Restated Credit Agreement. The Term Loan B-4 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The final maturity of the Term Loan B-4 may be accelerated following an event of default under the Third Amended and Restated Credit Agreement. Other than with respect to maturity, amortization and pricing, the Term Loan B-4 contains terms that are substantially similar to the existing Term Loan B-2 and Term Loan B-3.

Refer to the table below summarizing the Company’s outstanding term loans as of September 30, 2021 and note 10 to the Company’s audited consolidated financial statements included in the 2020 Form 10-K for further details on the Senior Credit Facilities.

The Company has issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of the Company as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that the Company closed an equity investment in Wisper, and Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of September 30, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Total letter of credit issuances under the Revolving Credit Facility totaled $41.4 million at September 30, 2021 and bore interest at a rate of 1.88% per annum.

As of September 30, 2021, the Company had $2.3 billion of aggregate outstanding term loans and $458.6 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of September 30, 2021 is as follows (dollars in thousands):

		Original	Amortization	Outstanding	Final Maturity	Balance Due	Benchmark	Applicable	Interest
Instrument	Draw Date	Principal	Per Annum(1)	Principal	Date	Upon Maturity	Rate	Margin(2)	Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$663,845	10/30/2025	$476,607	LIBOR	1.75%	1.83%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	243,750	10/30/2027	228,750	LIBOR	2.00%	2.08%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	614,728	10/30/2027	577,472	LIBOR	2.00%	2.08%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	798,000	5/3/2028	746,000	LIBOR	2.00%	2.08%
Total		$2,375,000		$2,320,323		$2,028,829

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

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	September 30, 2021
	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000
Less: Unamortized discount	(13,368)	(8,315)	(21,683)
Less: Unamortized debt issuance costs	(365)	(235)	(600)
Net carrying amount	$561,267	$336,450	$897,717

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$970	$970	$-	$2,232	$2,232
Amortization of discount	756	325	1,081	1,726	741	2,467
Amortization of debt issuance costs	21	9	30	47	21	68
Total interest expense	$777	$1,304	$2,081	$1,773	$2,994	$4,767

Effective interest rate	0.5%	1.5%		0.5%	1.5%

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

Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving Credit Facility portion:
Other noncurrent assets	$2,746	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	29,747	21,897
Total	$32,493	$25,146

The Company recorded debt issuance cost amortization of $1.4 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $4.3 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

The future maturities of outstanding borrowings as of September 30, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining three months)	$8,433
2022	37,986
2023	55,008
2024	76,285
2025	557,147
Thereafter	3,155,464
Total	$3,890,323

The Company was in compliance with all debt covenants as of September 30, 2021.

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

A summary of the significant terms of the Company’s interest rate swap agreements is as follows (dollars in thousands):

	Entry	Effective	Maturity	Notional	Settlement	Settlement	Fixed
	Date	Date	Date(1)	Amount	Type	Frequency	Base Rate
Swap A	3/7/2019	3/11/2019	3/11/2029	$850,000	Receive one-month LIBOR, pay fixed	Monthly	2.65%
Swap B	3/6/2019	6/15/2020	2/28/2029	350,000	Receive one-month LIBOR, pay fixed	Monthly	2.74%
Total				$1,200,000

(1)	Each swap may be terminated prior to the scheduled maturity at the election of the Company or the financial institution counterparty under the terms provided in each swap agreement.

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2021	December 31, 2020
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$30,596	$30,646
Noncurrent portion:
Interest rate swap liability	$89,970	$155,357
Total	$120,566	$186,003

Stockholders’ Equity:
Accumulated other comprehensive loss	$91,148	$140,090

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$7,920	$7,702	$23,371	$14,750

Unrealized (gain) loss on cash flow hedges, gross	$(12,867)	$(7,610)	$(65,436)	$117,262
Less: Tax effect	3,364	1,806	16,494	(28,975)
Unrealized (gain) loss on cash flow hedges, net of tax	$(9,503)	$(5,804)	$(48,942)	$88,287

The Company does not hold any derivative instruments for speculative trading purposes.

10.     FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of September 30, 2021 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of September 30, 2021 were as follows (in thousands):

	September 30, 2021
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$430,767	$430,767	Level 1
Liabilities:
Long-term debt (including current portion):
Term loans	$2,320,323	$2,306,651	Level 2
Senior Notes	$650,000	$645,125	Level 2
Convertible Notes	$920,000	$913,917	Level 2
Interest rate swap liability (including current portion):
Interest rate swaps	$120,566	$120,566	Level 2
Other noncurrent liabilities:
MBI Net Option	$114,700	$114,700	Level 3

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

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	September 30, 2021		December 31, 2020
	Cable One	MBI	Cable One	MBI
Equity volatility	30.0%	30.0%	28.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	5.5%	6.5%	5.0%	6.5%
Cost of debt	4.0%		4.0%

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

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the nine months ended September 30, 2021 or 2020.

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

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 130,467 held at September 30, 2021 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through September 30, 2021, the Company had repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during the nine months ended September 30, 2021.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the nine months ended September 30, 2021 and 2020 were $8.0 million and $5.9 million, for which the Company withheld 3,650 and 3,810 shares of common stock, respectively.

12.      EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers, employees and consultants of the Company are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At September 30, 2021, 87,863 shares were available for issuance under the 2015 Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted Stock	$4,656	$3,072	$12,629	$8,257
SARs	772	795	2,205	2,257
Total	$5,428	$3,867	$14,834	$10,514

The Company recognized income tax benefits of $3.5 million and $1.7 million during the three months ended September 30, 2021 and 2020, respectively, and $7.9 million and $9.7 million during the nine months ended September 30, 2021 and 2020, respectively. The deferred tax asset related to all outstanding equity-based awards was $4.2 million as of September 30, 2021.

Restricted Stock. A summary of Restricted Stock activity during the nine months ended September 30, 2021 is as follows:

		Weighted
		Average Grant
	Restricted	Date Fair Value
	Stock	Per Share
Outstanding as of December 31, 2020	34,944	$1,037.83
Granted	11,983	$2,157.55
Forfeited	(1,328)	$1,404.28
Vested and issued	(11,241)	$866.89
Outstanding as of September 30, 2021	34,358	$1,470.12

Vested and deferred as of September 30, 2021	5,978	$756.32

At September 30, 2021, there was $28.8 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.3 years.

Stock Appreciation Rights. A summary of SARs activity during the nine months ended September 30, 2021 is as follows:

					Weighted
			Weighted		Average
		Weighted	Average	Aggregate	Remaining
	Stock	Average	Grant	Intrinsic	Contractual
	Appreciation	Exercise	Date Fair	Value	Term
	Rights	Price	Value	(in thousands)	(in years)
Outstanding as of December 31, 2020	58,365	$866.54	$204.29	$79,446	7.3
Granted	3,500	$2,041.73	$548.01	$-	9.5
Exercised	(13,779)	$597.19	$133.96	$18,948	-
Forfeited	(1,601)	$834.92	$201.50
Outstanding as of September 30, 2021	46,485	$1,035.95	$251.11	$37,042	7.2

Exercisable as of September 30, 2021	20,673	$748.02	$174.45	$22,019	6.3

At September 30, 2021, there was $5.9 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.1 years.

The grant date fair value of the SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during the nine months ended September 30, 2021 were as follows:

Inputs
Expected volatility	27.47%
Risk-free interest rate	0.86%
Expected term (in years)	6.25
Expected dividend yield	0.49%

13.      INCOME TAXES

The Company’s effective tax rate was 20.3% and 19.0% for the three months ended September 30, 2021 and 2020, respectively, and 8.9% and 15.1% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate for the three months ended September 30, 2021 compared to the prior year quarter was due primarily to a $6.2 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option described in note 5 and a $3.2 million income tax benefit in the prior year quarter attributable to the net operating loss ("NOL") carryback provision of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") that did not recur in the current year, partially offset by a $5.9 million favorable impact from state taxes due to an increase in state tax credits recognized and a lower blended effective state tax rate and a $1.8 million increase in excess tax benefit from equity-based compensation awards. The decrease in the effective tax rate for the nine months ended September 30, 2021 compared to the prior year period was related primarily to a $35.4 million increase in income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray, partially offset by a $13.0 million income tax benefit attributable to the NOL carryback provision of the CARES Act in the prior year period that did not recur in 2021 and a $10.0 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option.

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income - basic	$52,255	$66,287	$226,989	$198,153
Add: Convertible Notes interest expense, net of tax	1,561	-	3,575	-
Net income - diluted	$53,816	$66,287	$230,564	$198,153

Denominator:
Weighted average common shares outstanding - basic	6,019,517	6,001,561	6,015,450	5,844,330
Effect of dilutive equity-based compensation awards(1)	37,110	48,854	38,257	53,115
Effect of dilution from if-converted Convertible Notes(2)	404,248	-	309,029	-
Weighted average common shares outstanding - diluted	6,460,875	6,050,415	6,362,736	5,897,445

Net Income per Common Share:
Basic	$8.68	$11.04	$37.73	$33.91
Diluted	$8.33	$10.96	$36.24	$33.60

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	3,119	421	3,119	261

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during the three and nine months ended September 30, 2021.

15.      COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the condensed consolidated balance sheets. As of September 30, 2021, except for additional debt obligations disclosed in note 8, there have been no material changes to the contractual obligations previously disclosed in the 2020 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $33.0 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of September 30, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 8 for further details on this transaction.

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

16.      SUBSEQUENT EVENT

On October 8, 2021, the Company entered into an agreement to purchase certain assets and assume certain liabilities from Cable America Missouri, LLC, a data, video and voice services provider in central Missouri ("CableAmerica"), for $113.0 million in cash on a debt-free basis, subject to customary post-closing adjustments. The CableAmerica acquisition is expected to provide the Company opportunities for footprint expansion in Missouri, margin growth and potential cost synergy realization. The transaction is subject to certain customary closing conditions and is expected to be financed with cash on hand and close before the end of 2021.

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

Any discussion of consolidated results or performance for the three and nine months ended September 30, 2021 is inclusive of Hargray operations (which includes the Anniston System) for the period since the May 3, 2021 acquisition date, and otherwise excludes the Anniston System, which was divested to Hargray on October 1, 2020.

Overview

We are a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern states. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 71% of our customers located in seven states as of September 30, 2021: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 1,144,000 residential and business customers out of approximately 2.7 million homes passed as of September 30, 2021. Of these customers, approximately 1,030,000 subscribed to data services, 279,000 subscribed to video services and 151,000 subscribed to voice services as of September 30, 2021.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first nine months of 2021, they are residential data (52.1%), residential video (21.5%) and business services (data, voice and video: 19.0%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

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

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated in recent quarters, in part as a result of the COVID-19 pandemic and our associated responses. During 2020, we organically added over 50% more residential data customers than we did during the four-and-a-half-year period between our July 2015 spin-off from our former corporate parent and the end of 2019. We expect growth for this product line to continue over the long-term as we believe upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. In 2021, we began the launch of Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers to stream our video channels from the cloud through a new app. Currently, approximately 40% of our homes passed have access to Sparklight TV, and we expect to complete this implementation by mid-2022. This transition from linear to IPTV video service will enable us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

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

We continue to experience increased competition, particularly from telephone companies, cable and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 50% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase our plant and data capacities as well as network reliability. We offer Gigabit data service to approximately 98% of our homes passed and are deploying DOCSIS 3.1, which, together with Sparklight TV, will further increase our network capacity and enable future growth in our residential data and business services product lines.

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

●

On May 3, 2021, we acquired the remaining approximately 85% equity interest in Hargray that we did not already own for an approximately $2.0 billion cash purchase price that implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The Hargray Acquisition was financed with cash on hand and net proceeds from indebtedness. The Hargray Acquisition expands our presence in the Southeastern U.S. and is expected to enable us to capitalize on Hargray’s experience and expertise in fiber expansion.

●	On October 1, 2021, we made a minority equity investment for a less than 10% ownership interest in Point Broadband Holdings, LLC, a fiber internet service provider, for $25.0 million.

●

On October 8, 2021, we entered into an agreement to purchase certain assets and assume certain liabilities from CableAmerica, a data, video and voice services provider in central Missouri, for $113.0 million in cash on a debt-free basis, subject to customary post-closing adjustments. The CableAmerica acquisition is expected to provide the Company opportunities for footprint expansion in Missouri, margin growth and potential cost synergy realization. The transaction is subject to certain customary closing conditions and is expected to be financed with cash on hand and close before the end of 2021.

●	On October 18, 2021, we completed a minority equity investment for a less than 10% ownership interest in Tristar Acquisition I Corp, a special-purpose acquisition company, for $20.8 million.

COVID-19 Update

The actions we took in response to the COVID-19 pandemic did not have any notable negative impact on our results for the first nine months of 2021, due primarily to the resumption of billing late charges, reconnect fees and data overage fees as well as the normalization of labor costs in the fourth quarter of 2020. We experienced a positive impact on residential data revenues for the nine months ended September 30, 2021 as a result of retaining a significant number of residential data customers acquired during 2020 and continued growth of residential data customers during the period, and we expect that there will continue to be a positive impact on future residential data revenues from these factors, albeit at a slower pace. However, we continue to face various uncertainties related to the impact of the COVID-19 pandemic on the overall economy and our business, including whether we will be able to sustain continued customer growth, our level of bad debt expense and whether some of the expense reductions realized during the pandemic will continue or if those expenses will return to more normal levels given the fluid situation regarding pandemic-related restrictions across the country.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others. More recently, new variants of COVID-19, such as the Delta variant, that are more contagious than previous strains, have emerged. The spread of these new strains are causing many businesses and government authorities to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. The degree to which the COVID-19 pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic and its variants, its severity, the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus), the actions to contain the virus or treat its impact, the impact of the pandemic on U.S. and global financial markets, supply chains and labor markets, rates of inflation, potential legislative or regulatory efforts to impose new requirements on our data services and how quickly and to what extent normal social, economic and operating conditions can resume.

Refer to the section entitled “Risks Factors” in the 2020 Form 10-K for additional risks we face due to the COVID-19 pandemic.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of September 30,		Annual Net Gain (Loss)
	2021	2020	Change	% Change
Residential data PSUs(1)	935	784	151	19.2
Residential video PSUs(1)	265	263	2	0.8
Residential voice PSUs(1)	107	96	12	12.5
Total residential PSUs(1)	1,308	1,143	165	14.4

Business data PSUs(1)	95	81	14	17.0
Business video PSUs(1)	14	14	0	2.5
Business voice PSUs(1)	44	36	8	21.2
Total business services PSUs(1)	153	131	22	16.6

Total data PSUs	1,030	866	165	19.0
Total video PSUs	279	277	2	0.8
Total voice PSUs	151	132	20	14.9
Total PSUs	1,461	1,274	187	14.6

Residential customer relationships(1)	1,041	897	144	16.0
Business customer relationships(1)	104	87	17	19.6
Total customer relationships	1,144	984	161	16.3

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

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

Revenues

Revenues increased $91.3 million, or 26.9%, due primarily to $78.4 million from Hargray operations as well as increases in our higher margin product lines of residential data and business services revenues of $17.6 million and $3.5 million, respectively, and a $1.3 million increase in other revenues, partially offset by decreases in residential video and residential voice revenues.

Revenues by service offering for the three months ended September 30, 2021 and 2020, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2021		2020		2021 vs. 2020
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$219,942	51.1	$174,527	51.5	$45,415	26.0
Residential video	89,507	20.8	83,553	24.6	5,954	7.1
Residential voice	12,645	2.9	11,490	3.4	1,155	10.1
Business services	85,728	19.9	59,441	17.5	26,287	44.2
Other	22,415	5.2	9,951	2.9	12,464	125.3
Total revenues	$430,237	100.0	$338,962	100.0	$91,275	26.9

Residential data service revenues increased $45.4 million, or 26.0%, due primarily to $27.8 million from Hargray operations, as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $6.0 million, or 7.1%, due primarily to $13.8 million from Hargray operations and a rate adjustment implemented in March 2021, offset by a decrease in residential video subscribers.

Residential voice service revenues increased $1.2 million, or 10.1% due primarily to $2.8 million from Hargray operations, offset by a decrease in residential voice subscribers.

Business services revenues increased $26.3 million, or 44.2%, due primarily to $22.8 million from Hargray operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 19.6% year-over-year.

Other revenues increased $12.5 million, or 125.3%, due primarily to $11.2 million from Hargray operations consisting primarily of regulatory revenues.

ARPU for the indicated service offerings for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Residential data(1)	$78.53	$74.69	$3.84	5.1
Residential video(1)	$110.74	$102.72	$8.02	7.8
Residential voice(1)	$38.72	$39.17	$(0.45)	(1.1)
Business services(1)	$277.27	$229.10	$48.17	21.0

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

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $121.7 million for the three months ended September 30, 2021 and increased $14.4 million, or 13.4%, compared to the three months ended September 30, 2020. The increase in operating expenses was primarily attributable to $22.0 million of additional expenses related to Hargray operations, partially offset by a $6.3 million reduction in programming expenses and a $2.1 million decrease in labor and other compensation-related costs. Operating expenses for the three months ended September 30, 2020 included increased labor costs and other operating expenses as a result of the COVID-19 pandemic. Operating expenses as a percentage of revenues were 28.3% and 31.7% for the three months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expenses were $95.1 million for the three months ended September 30, 2021 and increased $32.5 million, or 51.9%, compared to the three months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily attributable to $21.7 million of additional expenses related to Hargray operations and increases of $3.6 million in labor and other compensation-related costs, $2.5 million in marketing costs, $2.5 million in bad debt expense and $1.7 million in professional fees. The increase in compensation costs was primarily due to higher equity compensation and other performance-based compensation expenses. Bad debt expense was lower in the three months ended September 30, 2020 as collections of receivables during the pandemic were better than initially estimated. Selling, general and administrative expenses as a percentage of revenues were 22.1% and 18.5% for the three months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization expense was $92.6 million for the three months ended September 30, 2021, including $24.8 million from Hargray operations, and increased $21.2 million, or 29.7%, compared to the three months ended September 30, 2020. Depreciation and amortization expense as a percentage of revenues was 21.5% and 21.1% for the three months ended September 30, 2021 and 2020, respectively.

Interest Expense

Interest expense was $30.5 million for the three months ended September 30, 2021 and increased $12.9 million, or 73.7%, compared to the three months ended September 30, 2020. The increase was driven primarily by additional outstanding debt.

Other Income (Expense), Net

Other expense, net, was $22.8 million for the three months ended September 30, 2021 and consisted primarily of a $25.6 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by interest and investment income. Other income, net, was $3.2 million for the three months ended September 30, 2020 and consisted of interest and investment income.

Income Tax Provision

Income tax provision was $13.0 million and $15.5 million for the three months ended September 30, 2021 and 2020, respectively, and our effective tax rate was 20.3% and 19.0% for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate was due primarily to a $6.2 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option and a $3.2 million income tax benefit in the prior year attributable to the NOL carryback provision of the CARES Act that did not recur in the current year, partially offset by a $5.9 million favorable impact from state taxes due to an increase in state tax credits recognized and a lower blended effective state tax rate and a $1.8 million increase in excess tax benefit from equity-based compensation awards.

Net Income

Net income was $52.3 million for the three months ended September 30, 2021 compared to $66.3 million for the three months ended September 30, 2020.

Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $9.5 million for the three months ended September 30, 2021 and increased $3.7 million, or 63.7%, compared to the $5.8 million gain for three months ended September 30, 2020 due primarily to comparatively higher projected future increases in interest rates.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

Revenues

Revenues increased $184.8 million, or 18.7%, due primarily to $129.0 million from Hargray operations as well as increases in our higher margin product lines of residential data and business services revenues of $71.9 million and $9.2 million, respectively, and a $6.4 million increase in other revenues, partially offset by decreases in residential video and residential voice revenues.

Revenues by service offering for the nine months ended September 30, 2021 and 2020, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2021		2020		2021 vs. 2020
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$611,196	52.1	$493,532	49.9	$117,664	23.8
Residential video	252,764	21.5	256,203	25.9	(3,439)	(1.3)
Residential voice	35,235	3.0	36,038	3.6	(803)	(2.2)
Business services	222,706	19.0	175,771	17.8	46,935	26.7
Other	51,347	4.4	26,917	2.8	24,430	90.8
Total revenues	$1,173,248	100.0	$988,461	100.0	$184,787	18.7

Residential data service revenues increased $117.7 million, or 23.8%, due to $45.8 million from Hargray operations as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues decreased $3.4 million, or 1.3%, due primarily to a decrease in residential video subscribers, partially offset by $22.8 million from Hargray operations and a rate adjustment implemented in March 2021.

Residential voice service revenues decreased $0.8 million, or 2.2%, due primarily to a decrease in residential voice subscribers, partially offset by $4.7 million from Hargray operations.

Business services revenues increased $46.9 million, or 26.7%, due primarily to $37.7 million from Hargray operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers. Total business customer relationships increased 19.6% year-over-year.

Other revenues increased $24.4 million, or 90.8%, due primarily to $18.0 million from Hargray operations and higher advertising revenues, late charges and reconnect fees compared to the prior year period which was negatively impacted by actions we took in response to the COVID-19 pandemic, including temporarily discontinuing charging data overage fees, waiving late charges and suspending collection activities.

ARPU for the indicated service offerings for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Residential data(1)	$78.42	$73.73	$4.69	6.4
Residential video(1)	$108.13	$101.25	$6.88	6.8
Residential voice(1)	$39.04	$39.97	$(0.93)	(2.3)
Business services(1)	$259.94	$227.92	$32.02	14.0

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

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $335.5 million for the nine months ended September 30, 2021 and increased $16.2 million, or 5.1%, compared to the nine months ended September 30, 2020. The increase in operating expenses was primarily attributable to $36.8 million of additional expenses related to Hargray operations and a $2.2 million increase in network backbone costs, partially offset by decreases of $19.0 million in programming expenses and $5.1 million in labor and other compensation-related costs. Operating expenses for the nine months ended September 30, 2020 included $8.1 million of increased labor and other operating expenses as a result of the COVID-19 pandemic. Operating expenses as a percentage of revenues were 28.6% and 32.3% for the nine months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative expenses were $252.2 million for the nine months ended September 30, 2021 and increased $61.7 million, or 32.4%, compared to the nine months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily attributable to $35.2 million of additional expenses related to Hargray operations and increases of $10.2 million in labor and other compensation-related costs, $6.1 million in acquisition-related costs, $5.3 million in health insurance costs, $4.3 million in professional services costs, $3.7 million in marketing costs and $2.5 million in system conversion costs, partially offset by a $4.7 million decrease in bad debt expense. The increase in labor and other compensation-related costs was due to higher stock-based compensation, increased headcount and higher average salary rates. The increase in acquisition-related costs was due to expenses related to the Hargray Acquisition. The increase in health insurance costs was the result of lower-than-normal costs in the prior year period from reduced claims activity in connection with stay-at-home orders issued during the pandemic. Selling, general and administrative expenses as a percentage of revenues were 21.5% and 19.3% for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization expense was $246.0 million for the nine months ended September 30, 2021, including $40.5 million from Hargray operations, and increased $43.8 million, or 21.6%, compared to the nine months ended September 30, 2020. Depreciation and amortization expense as a percentage of revenues was 21.0% and 20.5% for the nine months ended September 30, 2021 and 2020, respectively.

We recognized a net loss on asset sales and disposals of $4.3 million for the nine months ended September 30, 2021 and a net gain on asset sales and disposals of $3.1 million for the nine months ended September 30, 2020. The nine months ended September 30, 2020 included a $6.6 million non-cash gain on the sale of certain tower properties.

Interest Expense

Interest expense was $83.0 million for the nine months ended September 30, 2021 and increased $30.2 million, or 57.1%, compared to the nine months ended September 30, 2020, driven primarily by additional outstanding debt and higher interest rate swap settlement expense.

Other Income (Expense), Net

Other expense, net, was $2.6 million for the nine months ended September 30, 2021 and consisted primarily of a $41.4 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the Hargray Acquisition and interest and investment income. Other income, net, was $6.6 million for the nine months ended September 30, 2020 and consisted of interest and investment income.

Income Tax Provision

Income tax provision was $22.1 million for the nine months ended September 30, 2021 and decreased $13.1 million, or 37.1%, compared to the nine months ended September 30, 2020. Our effective tax rate was 8.9% and 15.1% for the nine months ended September 30, 2021 and 2020, respectively. The decreases in the income tax provision and the effective tax rate were due primarily to a $35.4 million increase in income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray, partially offset by a $13.0 million income tax benefit attributable to the NOL carryback provision of the CARES Act in the prior year period that did not recur in 2021 and a $10.0 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option.

Net Income

Net income was $227.0 million for the nine months ended September 30, 2021 compared to $198.2 million for the nine months ended September 30, 2020.

Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $49.0 million for the nine months ended September 30, 2021 compared to an unrealized loss of $88.3 million for the nine months ended September 30, 2020 due primarily to higher projected future increases in interest rates.

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

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the Third Amended and Restated Credit Agreement and the Senior Notes Indenture to determine compliance with the covenants contained in the Third Amended and Restated Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure used by us in our incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended September 30,		2021 vs. 2020
(dollars in thousands)	2021	2020	$ Change	% Change
Net income	$52,255	$66,287	$(14,032)	(21.2)

Plus: Interest expense	30,495	17,560	12,935	73.7
Income tax provision	13,029	15,515	(2,486)	(16.0)
Depreciation and amortization	92,600	71,421	21,179	29.7
Equity-based compensation	5,428	3,867	1,561	40.4
(Gain) loss on deferred compensation	-	93	(93)	(100.0)
Acquisition-related costs	762	563	199	35.3
(Gain) loss on asset sales and disposals, net	3,376	1,511	1,865	123.4
System conversion costs	797	248	549	221.4
Rebranding costs	-	517	(517)	(100.0)
Equity method investment (income) loss, net	(1,111)	-	(1,111)	NM
Other (income) expense, net	22,833	(3,231)	26,064	NM

Adjusted EBITDA	$220,464	$174,351	$46,113	26.4

NM = Not meaningful.

	Nine Months Ended September 30,		2021 vs. 2020
(dollars in thousands)	2021	2020	$ Change	% Change
Net income	$226,989	$198,153	$28,836	14.6

Plus: Interest expense	83,023	52,849	30,174	57.1
Income tax provision	22,129	35,184	(13,055)	(37.1)
Depreciation and amortization	246,045	202,284	43,761	21.6
Equity-based compensation	14,834	10,514	4,320	41.1
(Gain) loss on deferred compensation	105	72	33	45.8
Acquisition-related costs	9,967	3,873	6,094	157.3
(Gain) loss on asset sales and disposals, net	4,314	(3,122)	7,436	(238.2)
System conversion costs	3,467	944	2,523	NM
Rebranding costs	70	1,095	(1,025)	(93.6)
Equity method investment (income) loss, net	531	-	531	NM
Other (income) expense, net	2,584	(6,620)	9,204	(139.0)

Adjusted EBITDA	$614,058	$495,226	$118,832	24.0

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

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$530,286	$398,980	$131,306	32.9
Net cash used in investing activities	(2,222,719)	(299,844)	(1,922,875)	NM
Net cash provided by financing activities	1,607,061	400,925	1,206,136	NM
Change in cash and cash equivalents	(85,372)	500,061	(585,433)	(117.1)
Cash and cash equivalents, beginning of period	574,909	125,271	449,638	NM
Cash and cash equivalents, end of period	$489,537	$625,332	$(135,795)	(21.7)

NM = Not meaningful.

The $131.3 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $118.8 million, tax refunds received compared to taxes paid in the prior year and a favorable change in accounts receivable, partially offset by an increase in cash paid for interest and acquisition-related costs.

The $1.9 billion increase in net cash used in investing activities from the prior year period was due primarily to approximately $2.0 billion in net cash paid for the Hargray Acquisition in the second quarter of 2021 and a $45.7 million increase in cash paid for capital expenditures, partially offset by $37.2 million in equity investments in the prior year that did not recur.

The $1.2 billion increase in net cash provided by financing activities from the prior year period was due primarily to net proceeds of $895.2 million and $789.8 million from the offering of the Convertible Notes (the “Convertible Notes Offering”) and Term Loan B-4 issuance, respectively, during the first half of 2021 and $99.8 million in lower debt repayments, partially offset by $469.8 million of net proceeds from the Public Offering in the prior year period that did not recur.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through September 30, 2021, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during the nine months ended September 30, 2021.

We currently expect to continue to pay quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the third quarter of 2021, the Board approved a quarterly dividend of $2.75 per share of common stock, which was paid on September 17, 2021.

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

We have issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of us as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that we closed an equity investment in Wisper, and Wisper has guaranteed and indemnified us in connection with such letters of credit. As of September 30, 2021, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. As of September 30, 2021, letter of credit issuances under the Revolving Credit Facility totaled $41.4 million and bore interest at a rate of 1.88% per annum.

As of September 30, 2021, we had $2.3 billion of aggregate outstanding term loans and $458.6 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of September 30, 2021 is as follows (dollars in thousands):

		Original	Amortization	Outstanding	Final Maturity	Balance Due	Benchmark	Applicable	Interest
Instrument	Draw Date	Principal	Per Annum(1)	Principal	Date	Upon Maturity	Rate	Margin(2)	Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$663,845	10/30/2025	$476,607	LIBOR	1.75%	1.83%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	243,750	10/30/2027	228,750	LIBOR	2.00%	2.08%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	614,728	10/30/2027	577,472	LIBOR	2.00%	2.08%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	798,000	5/3/2028	746,000	LIBOR	2.00%	2.08%
Total		$2,375,000		$2,320,323		$2,028,829

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

Other Debt-Related Information

We were in compliance with all debt covenants as of September 30, 2021.

We recorded debt issuance cost amortization of $1.4 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $4.3 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving Credit Facility portion:
Other noncurrent assets	$2,746	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	29,747	21,897
Total	$32,493	$25,146

Unamortized debt discount associated with the Convertible Notes was $21.7 million as of September 30, 2021. The Company recorded debt discount amortization of $1.1 million and $2.5 million for the three and nine months ended September 30, 2021 within interest expense in the condensed consolidated statements of operations and comprehensive income.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $7.9 million and $7.7 million on interest rate swaps during the three months ended September 30, 2021 and 2020, respectively, and $23.4 million and $14.8 million during the nine months ended September 30, 2021 and 2020, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.

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

Our capital expenditures by category for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Customer premise equipment(1)	$59,274	$52,210
Commercial(2)	47,398	36,888
Scalable infrastructure(3)	46,089	30,851
Line extensions(4)	20,077	14,436
Upgrade/rebuild(5)	57,767	43,882
Support capital(6)	51,419	39,727
Total	$282,024	$217,994

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

As of September 30, 2021, except for an $11.0 million increase to the letters of credit issued on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program and the additional debt obligations disclosed above, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2020 Form 10-K.

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

On May 3, 2021, we obtained the $800.0 million aggregate principal amount Term Loan B-4 in connection with the closing of the Hargray Acquisition. Based on the principal outstanding under the Senior Credit Facilities with exposure to LIBOR at September 30, 2021 and December 31, 2020, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $11.2 million and $3.4 million, respectively.

As of September 30, 2021, we had $575.0 million aggregate principal amount of 2026 Notes outstanding and $345.0 million aggregate principal amount of 2028 Notes outstanding. Although the Convertible Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of September 30, 2021, the fair market value of the Convertible Notes was $913.9 million.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2021 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2021 were as follows (dollars in thousands, except per share data):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid Per Share	or Programs(1)	Programs
July 1 to 31, 2021(2)	87	$1,903.15	-	$145,081
August 1 to 31, 2021(2)	6	$1,900.00	-	$145,081
September 1 to 30, 2021	-	$-	-	$145,081
Total	93	$1,902.95	-

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: November 4, 2021

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Chief Financial Officer

Date: November 4, 2021