Form 10-K
period 2021-12-31
Cable One, Inc.
filed 2022-02-25
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes   ☐       No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 was approximately $7.7 billion, based on the closing price for the registrant’s common stock on June 30, 2021. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2021 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 6,059,689 shares of the registrant’s common stock outstanding as of February 18, 2022.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition as well as anticipated impacts from, and our responses to, the COVID-19 pandemic. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	the duration and severity of the COVID-19 pandemic and its effects on our business, financial condition, results of operations and cash flows;
●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology;
●	our ability to continue to grow our business services products;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	risks that we may fail to realize the benefits anticipated as a result of our purchase of the remaining interests in Hargray Acquisition Holdings, LLC (“Hargray”) that we did not already own (the “Hargray Acquisition”);
●	risks relating to existing or future acquisitions and strategic investments by us;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	the transition away from the London Interbank Offered Rate ("LIBOR") and the adoption of alternative reference rates;
●	risks associated with our convertible indebtedness;
●	our ability to continue to pay dividends;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
●	adverse economic conditions, labor shortages, supply chain disruptions and changes in rates of inflation;
●	lower demand for our residential data and business services;
●	fluctuations in our stock price;
●	dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
●	damage to our reputation or brand image;
●	our ability to retain key employees (whom we refer to as associates);
●	our ability to incur future indebtedness;
●	provisions in our charter that could limit the liabilities for directors; and
●	the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1	BUSINESS

Overview

Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern states as of December 31, 2021. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 74% of our customers located in seven states as of December 31, 2021: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 1.2 million residential and business customers out of approximately 2.7 million homes passed as of December 31, 2021. Of these customers, approximately 1,055,000 subscribed to data services, 261,000 subscribed to video services and 149,000 subscribed to voice services as of December 31, 2021.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2021, they are residential data (52.0%), residential video (21.2%) and business services (data, voice and video: 19.2%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

In 2021, our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins for residential data and business services were approximately nine and eleven times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 64% and 66% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per primary service unit (“PSU”) basis.

We focus on growing our higher margin businesses, namely residential data and business services. Beginning in 2013, we began our shift away from our prior concentration on growing revenues through subscriber retention and maximizing customer PSUs. We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA and Adjusted EBITDA less capital expenditures and producing higher margins.

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated in 2020 and 2021, in part as a result of the COVID-19 pandemic and our associated responses discussed within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Update.” We expect growth for this product line to continue over the long-term as we believe upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. In 2021, we began the launch of Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. Currently, over 90% of our homes passed have access to Sparklight TV, and we expect to complete this offering in all non-Hargray markets by early 2022. This transition from linear to IPTV video service will enable us to reclaim spectrum, freeing up network capacity to increase data speeds and capacity across our network.

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

We continue to experience increased competition, particularly from telephone companies, fiber and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 60% of our total capital expenditures since 2017 were focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. As of December 31, 2021, we offered Gigabit data service to approximately 99% of our homes passed and have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service in areas where our consortium was designated the winning bidder for the Federal Communications Commission’s (“FCC”) Rural Digital Opportunity Fund (“RDOF”) Phase I auction. We believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network. The term “legacy Cable One” in this Annual Report on Form 10-K refers to Cable One operations inclusive of operations acquired in the RBI Holding LLC (“NewWave”) transaction and excluding the impact or operations acquired in the Delta Communications, L.L.C. (“Clearwave”), Fidelity Communications Co. (“Fidelity”), Valu-Net LLC (“Valu-Net”), Hargray and Cable America Missouri, LLC ("CableAmerica") transactions, each of which is described below.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. At the same time, we intend to continue balancing the impact of the COVID-19 pandemic on our business, associates, customers and other stakeholders. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets in addition to pursuing organic growth through market expansion projects.

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

We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities in our systems. Our technically advanced infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber-to-the-premises or hybrid fiber-coaxial (“HFC”) network with ample unused capacity, and nearly all of our customers experience download speeds of 100 Megabits per second (“Mbps”) or higher, which meaningfully distinguishes our offerings from competitors in most of our markets. As a result of multi-year investments in our legacy Cable One plant, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition, we expect to begin DOCSIS 4.0 upgrades in late 2022 which will enable symmetrical Gigabit speeds. These upgrades will allow us to further increase plant capacity in support of ongoing increases in consumer demand. We believe these investments will reinforce our competitive strength in this area.

COVID-19 Update

Refer to the sections entitled “Risks Factors” for risks we face due to the COVID-19 pandemic and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Update” for information on the impact of COVID-19 on the Company.

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

Our recent business acquisitions include:

●

On May 1, 2017, we acquired NewWave, a provider of data, video and voice services to residential and business customers throughout non-urban areas of Arkansas, Illinois, Indiana, Louisiana, Mississippi, Missouri and Texas, for a purchase price of $740.2 million.

●

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois, for a purchase price of $358.8 million. On January 1, 2022, a majority of Clearwave's operations were contributed to the Clearwave Fiber joint venture discussed below.

●

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

●

On May 3, 2021, we acquired the remaining approximately 85% equity interest that we did not already own in Hargray, a data, video and voice services provider to residential and business customers throughout Alabama, Florida, Georgia and South Carolina, for a purchase price of approximately $2.0 billion that implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The Hargray Acquisition was financed with cash on hand and net proceeds from indebtedness. The Hargray Acquisition expands our presence in the Southeastern U.S. and we expect to capitalize on Hargray’s experience and expertise in fiber expansion.

●

On December 30, 2021, we acquired certain assets and assumed certain liabilities from CableAmerica, a data, video and voice services provider in central Missouri, for $113.1 million in cash on a debt-free basis, subject to customary post-closing adjustments. The CableAmerica acquisition was financed with cash on hand and is expected to provide the Company opportunities for footprint expansion in Missouri, margin growth and potential cost synergy realization.

In 2020, we completed the rebranding of our legacy Cable One consumer-facing business to Sparklight. The Sparklight brand better conveys who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world. As part of the rebranding, we began streamlining our residential internet service plans and pricing as well as offering even faster speeds, further value and the ability to include unlimited data on any plan. In addition, we have strengthened and will continue to strengthen our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources. Acquired operations are generally transitioned to Sparklight branding within three years of acquisition.

In recent years we made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Our recent strategic investments include:

●

On May 4, 2020, we made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On November 5, 2021, we invested an additional $50.0 million in Nextlink, resulting in us owning an approximately 17% equity interest in Nextlink.

●	On July 10, 2020, we acquired an approximately 40% minority equity interest in Wisper ISP, LLC, a wireless internet service provider (“Wisper”), for total consideration of $25.3 million.

●

On October 1, 2020, we contributed the assets of our Anniston, Alabama system (the “Anniston System”) to Hargray in exchange for an approximately 15% equity interest, on a fully diluted basis, in Hargray, a data, video and voice services provider (the “Anniston Exchange”). The Anniston System had approximately 19,000 residential data subscribers at the time of the transaction. As discussed above, we acquired the remaining approximately 85% equity interest in Hargray on May 3, 2021.

●	On November 12, 2020, we acquired a 45% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

●

On October 1, 2021, we made a minority equity investment for a less than 10% ownership interest in Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband"), for $25.0 million.

●

On October 18, 2021, we completed a minority equity investment for a less than 10% ownership interest in Tristar Acquisition I Corp, a special-purpose acquisition company ("Tristar"), for $20.8 million.

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

Attractive markets and regional diversification. Our customers are located primarily in non-metropolitan, secondary and tertiary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition than similar service providers in metropolitan markets at this time.

●	Advances in technology often come later to our markets — for example, few competitors in our markets offer fiber-to-the-premises or "5G" wireless service.

●	Our subscribers tend to be value-focused, enabling us to save video services costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic area would have on our overall business.

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

In addition, we have made significant investments in our business consistent with our strategic focus to enhance sales of residential data services and business services. Since completing significant, multi-year plant and product enhancements in existing Cable One markets in 2017, we have continued to make ongoing investments in our acquired systems, which has increased our broadband capacity and reliability. We have invested nearly $950 million over the last three years to bring fast, reliable high-speed data service to our markets. We expect to continue to invest in strategic capital projects, including around newly acquired operations and market expansions, because we believe the competitive benefits will be significant, particularly for data services. We also made the following capital investments in 2021:

●

We continued to decrease the average number of data customers per unique service group by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.

●

We continued to invest in plant upgrade projects, which have enhanced reliability and allowed us to stay ahead of the consumption curve related to broadband capacity and utilization, and plant extension projects, which have expanded the number of serviceable homes and businesses.

●

We continued to deploy 10 Gbps-capable fiber-to-the-premises technology for both residential and business customers across multiple markets, placing fiber deeper into the network and closer to the customer.

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

Experienced management team. Our senior management team is comprised of executives who have significant experience in our industry. Our executive officers have an average industry tenure of over 20 years and an average tenure at Cable One (or its predecessors) of approximately 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.

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

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our legacy Cable One residential video customers decreased by 18.2% when comparing 2021 versus 2020 and 25.2% when comparing 2020 versus 2019. While this strategy runs contrary to the historical, conventional wisdom in our industry, which put heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business customers is far more important than maximizing the number of customers who choose triple-play packages combining data, video and voice services.

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is generally reflected in all aspects of our business strategy, including pricing, the allocation of sales, marketing and customer service resources, capital spending and supplier negotiations. During 2021, we continued to further diversify our revenue streams away from video as residential data and business services represented 71.3% of our total revenues versus 68.2% for 2020 and 64.4% for 2019. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically were marketed as a package. We focus on selling data-only packages to new customers rather than cross-selling video services to these customers, and a majority of our residential customers are data-only.

Our business services revenues increased $74.1 million, or 31.6%, in 2021 compared to 2020. Approximately $60.0 million of this increase is attributable to eight months of incremental revenues from Hargray operations after the Hargray Acquisition on May 3, 2021. We expect to generate continued growth in business services by leveraging and investing in our existing infrastructure capabilities and footprint to offer higher broadband speeds, more choice and greater value than other providers in our markets and to expand our business services to attract more small, medium-sized and enterprise business customers.

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

●	investing in self-service channels to improve customer satisfaction by allowing us to meet changing customer expectations for around-the-clock service while also avoiding unnecessary wait times; and

●

implementation of digital transformation initiatives that include automation and customer self-service within our processes, which enables us to better allocate resources to more value-added activities.

We believe our strategy has produced positive results for our customers, associates and stockholders and we have begun applying this strategy in our acquired operations. Our strategy has allowed us to continually decrease customer service phone calls and truck rolls. We have been able to achieve these operational efficiencies at the same time as our customer base has grown rapidly, while simultaneously maintaining customer satisfaction scores.

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

Our Products

Residential Data Services

Residential data services represented 52.0%, 50.5% and 46.9% of our total revenues for 2021, 2020 and 2019, respectively. As part of our rebranding initiative beginning in 2019, we continued to evolve our pricing and packaging across the majority of our footprint to create more value for customers. We offer simplified data plans with lower pricing and higher speeds across our premium tiers, with download speeds up to 1 Gbps available to approximately 99% of our residential customers as of December 31, 2021. We also offer our customers the option to purchase an unlimited data plan regardless of speed tier. Further, to meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we offer most of our customers our advanced Wi-Fi service combining state-of-the-art technology solutions with certified technicians, who locate and configure hardware based on individual customer needs. This service provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.

Residential Video Services

Residential video services represented 21.2%, 25.1% and 28.7% of our total revenues for 2021, 2020 and 2019, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. Currently, over 90% of our homes passed have access to Sparklight TV, an IPTV video service that allows customers to stream our video channels from the cloud through a new app on supported devices, such as the Amazon Firestick, Apple TV and Android-based smart televisions. We expect to complete this offering in all non-Hargray markets by early 2022. Sparklight TV also provides a cloud-based DVR feature and it does not require the use of a set-top box.

Business Services

We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 19.2%, 17.7% and 17.5% of our total revenues for 2021, 2020 and 2019, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers.

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

We offer delivery of data and voice services using fiber-to-the-premises technology primarily for mid-market customers. This shared fiber architecture provides for symmetrical data speeds ranging from 50 Mbps to 5 Gbps. We expect to expand this technology to additional areas and markets each year for the foreseeable future, especially in our competitive locations.

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

Residential Voice Services

Residential voice services represented 3.0%, 3.6% and 3.7% of our total revenues for 2021, 2020 and 2019, respectively. The majority of our residential voice service offerings transmit digital voice signals over our network and are interconnected Voice over Internet Protocol (“VoIP”) services. We also offer traditional telecommunications services through some of our subsidiaries.

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

In approximately 71% of our footprint, we do not have a competitor that offers residential broadband download speeds of 100 Mbps or higher, which is our starter residential high-speed data offering. Currently, approximately 18% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. Higher overall competition rates in 2021 were due primarily to the impact of acquired operations and improved tracking capabilities as opposed to significant overbuilder activity. We also face increasing competition from wireless telephone companies for our residential voice services, as our customers continue to replace our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are deploying high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

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

While not an area of strategic focus for us, our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime Video, Apple TV+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content over the internet, which may result in less demand for the video services we provide. Despite the negative impact this competition has on our video business, these services also generate additional demand for our residential data business due to customers’ continuing and growing need for data services.

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

Human Capital Resources

Associate Metrics

At December 31, 2021, we had 3,628 full-time and part-time associates, compared to 2,716 full-time and part-time associates at December 31, 2020. None of our associates were represented by a union at December 31, 2021 or 2020. Women represented approximately 30% of our total associate base and approximately 35% of management-level positions at December 31, 2021.

Associate Engagement, Retention and Compensation Programs and Benefits

We believe our associates are among our most important resources and are critical to our continued success. We strive to attract, develop, motivate and retain associates with an emphasis on performance and productivity. We seek to maintain alignment, foster accountability and encourage long-term focus throughout all levels of the Company. Our average associate tenure at Cable One (or its predecessors) is nearly 10 years.

Our senior management team is comprised of executives who have significant experience in our industry. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years. Our executive officers have an average industry tenure of over 20 years and an average tenure at Cable One (or its predecessors) of approximately 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets.

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

To prepare non-executives for current and future leadership roles at our Company, new managers, supervisors and lead-level associates normally attend a one-week training at our corporate headquarters to focus on self-awareness and management development. Our director-level associates participate in a week-long leadership training program with a third-party development partner, focused on effectiveness training and coaching. Our senior director-level associates take part in a specialized leadership program conducted with both in-house and third-party human resources executives to develop and enhance skills in strategic thinking and team performance, which includes individual coaching and 360-degree feedback analysis. While held virtually in 2021 due to the COVID-19 pandemic, we hope to resume these programs in-person in 2022.

We have a long track record of promoting associates from within, including Julia M. Laulis, our Chair of the Board, President and Chief Executive Officer, who has been with Cable One for more than 20 years and began her career at Cable One as a Director of Marketing.

Health and Safety

We have a Safety Team that is responsible for education and training and that regularly analyzes indicators and areas where risks and injuries can occur in our efforts to strive to eliminate hazards. We also have mandatory compliance and safety training for associates, with more than 20,000 instructional hours completed in these areas in 2021.

Beginning in 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our associates and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including many of our associates working remotely. For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, refer to the section entitled “Risk Factors — The COVID-19 pandemic has impacted our operations and adversely affected our business, financial results and financial condition, and the duration and extent to which it will continue to do so is uncertain and difficult to predict.”

Diversity, Equality and Inclusion

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

Available Information and Website

Our internet address is www.sparklight.com. We make available free of charge through our investor relations website, http://ir.cableone.net, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (the “SEC”). Printed copies of these documents will be furnished without charge (except exhibits) to any stockholder upon written request addressed to our Secretary at 210 E. Earll Drive, Phoenix, Arizona 85012. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

The contents of these websites are not incorporated by reference into this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.

Information About Our Executive Officers

The following table presents certain information, as of February 24, 2022, concerning our executive officers.

Name	Age	Position
Julia M. Laulis	59	Chair of the Board, President and Chief Executive Officer
Michael E. Bowker	53	Chief Operating Officer
Steven S. Cochran	50	Chief Financial Officer
Christopher D. Boone	39	Senior Vice President, Business Services and Emerging Markets
Megan M. Detz	45	Senior Vice President, Human Resources
Kenneth E. Johnson	58	Senior Vice President, Technology Services
Todd M. Koetje	45	Senior Vice President, Business Development and Finance
Eric M. Lardy	48	Senior Vice President, Operations and Integration
James A. Obermeyer	58	Senior Vice President, Marketing and Sales
Peter N. Witty	54	Senior Vice President, General Counsel and Secretary

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

Megan M. Detz

Ms. Detz has been Senior Vice President, Human Resources of Cable One since May 2021.

Ms. Detz joined Cable One following the Hargray Acquisition.

Prior to joining Cable One, Ms. Detz served as Senior Vice President, Human Resources & Administration at Hargray. Prior to Hargray, Ms. Detz was Chief People Officer at VARIDESK and Senior Vice President, Human Capital at NTT DATA, Inc.

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

Mr. Johnson serves on the board of the Society of Cable Telecommunications Engineers.

Todd M. Koetje

Mr. Koetje has been Senior Vice President, Business Development and Finance of Cable One since August 2021.

Prior to joining Cable One, Mr. Koetje served as Managing Director & Group Head of the Technology, Media & Telecommunications Leveraged Finance team at Truist Securities.

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

Mr. Obermeyer serves on the board of the National Cable Television Cooperative.

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

Regulatory Reclassification and Net Neutrality Regulation. In 2017, the FCC adopted the Restoring Internet Freedom Order (the “Internet Freedom Order”), which reinstated broadband internet access service as an “information service” under Title I of the Communications Act of 1934, as amended (the “Communications Act”). The Internet Freedom Order rescinded the majority of the open internet rules adopted by the FCC in 2015 in the Open Internet Order, with the exception of enhanced disclosure requirements that require broadband internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. In October 2020, the FCC reaffirmed its previous findings about the Internet Freedom Order after certain issues were remanded to it by the U.S. Court of Appeals for the District of Columbia Circuit. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that encouraged the FCC to consider adopting net neutrality rules similar to those originally adopted in 2015. Numerous parties also have urged the FCC to take action regarding net neutrality. Any action by the FCC likely would be subject to further judicial review.

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

Disclosure and Non-Discrimination Requirements. As stated above, the FCC’s current rules require broadband internet access service providers to disclose certain information regarding network management, performance and commercial terms of the service to their customers. As part of the 2021 Infrastructure Investment and Jobs Act, Congress ordered the FCC to conduct a rulemaking to consider imposing additional consumer disclosure requirements on broadband internet access service providers using “broadband labels.”  In addition, the 2021 Infrastructure Investment and Jobs Act requires the FCC to adopt rules to facilitate equal access to broadband internet access service and prevent digital discrimination of access, including the development of model policies and best practices, and a process to accept public complaints relating to digital discrimination. Compliance with these new obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or to what extent these changes may affect our operations or impose additional costs on our business.

Emergency Broadband Benefit and Affordable Connectivity Programs. In 2021, we participated in the FCC’s Emergency Broadband Benefit (“EBB”) program, which provided qualifying low-income consumers a discount on certain of our broadband internet access services for which we received reimbursement from the FCC. On December 31, 2021, the EBB program transitioned to the Affordable Connectivity Program (“ACP”) as required by the 2021 Infrastructure Investment and Jobs Act. The ACP operates in largely the same manner as the EBB program and allows us to seek reimbursement for certain broadband internet access service discounts provided to qualifying low-income consumers. We are subject to various compliance obligations in connection with our participation in the EBB program and the ACP, which may cause us to incur additional compliance costs. We cannot predict whether or when any future changes to the ACP may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business.

Privacy. Broadband internet access service is subject to many of the same Federal and state privacy laws that apply to other electronic communications. These include the Electronic Communications Privacy Act, which addresses interceptions of electronic communications that are in transit; the Stored Communications Act, which addresses acquisitions of electronic data in storage; and other Federal and state privacy laws and regulations. As the collection and use of consumer data becomes more prevalent in the communications industry, our compliance obligations may grow. In 2017, the FCC reinstated its previous rules applicable to customer proprietary network information (“CPNI”) for voice services. In addition, privacy legislation has been proposed at the Federal and state level, some of which would require broadband service providers to apply heightened privacy and security protections to customer data. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

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

In August 2019, the FCC issued an order that limits the scope of demands that state and local authorities may require in exchange for issuing or renewing a franchise. The FCC’s order clarified that state and local franchising authorities are prohibited from using their video franchising authority to regulate the provision of non-cable services, including broadband, Wi-Fi and VoIP services that are delivered over “mixed use” systems that offer a variety of services. The FCC also held that non-monetary in-kind contributions required by a franchising authority count as franchise fees subject to the 5% cap on such fees. The majority of the FCC’s order was upheld by the Sixth Circuit on appeal, and the state and local franchising authorities currently are seeking review by the U.S. Supreme Court. We cannot predict the outcome of the court appeals and whether or to what extent the rules as revised by the FCC or the courts may affect our operations or impose costs on our business.

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

Media Ownership Rules. The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. After numerous court proceedings, the FCC’s rules were upheld by the U.S. Supreme Court in April 2021. These changes relaxing media ownership rules will likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent. The FCC is now conducting its regular review of its media ownership rules. We cannot predict the outcome of the ongoing reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.

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

State Regulation of Telecommunications Services. We offer telecommunications services as competitive local exchange carriers (“CLECs”) through several of our subsidiaries. Providers of telecommunications services usually are required to obtain licenses or authorizations from state regulatory commissions prior to offering intrastate telecommunications services. We hold licenses to provide CLEC telecommunications services in Alabama, Arkansas, Florida, Georgia, Illinois, Kansas, Missouri, Oklahoma, South Carolina and Texas. We also are required to comply with state reporting, fee payment, tariffing and other obligations imposed on telecommunications services. Many states require prior approval for corporate and financial transactions, and compliance with these requirements could delay and increase the cost we incur to complete such transactions. Failure to comply with requirements applicable to telecommunications services could subject us to fines, penalties or other enforcement consequences.

Incumbent Local Exchange Carrier Regulation. We offer telecommunications services as an incumbent local exchange carrier (“ILEC”) in Georgia, Missouri and South Carolina through our subsidiaries. ILECs generally are subject to more stringent regulation than CLECs. Federal law imposes a variety of duties on all telecommunications carriers providing local telephone services, including requirements to interconnect with other telecommunications carriers; establish reciprocal compensation arrangements for the completion of calls; permit the resale of services; permit users to retain their telephone numbers when changing carriers; and provide competing carriers access to poles, ducts, conduits and rights-of-way. ILECs are subject to additional duties to offer interconnection at any technically feasible point within their networks on non-discriminatory, cost-based terms; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates. Our ILEC subsidiaries are currently exempt from certain of these obligations because they qualify as “rural telephone companies” under Federal law. Failure to comply with requirements applicable to ILEC operations could subject us to fines, penalties or other enforcement consequences.

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

Universal Service Contributions. The FCC has determined that interconnected VoIP service providers must contribute to the Federal Universal Service Fund (the “USF”). Providers of telecommunications service also are required to contribute to the Federal USF. The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international telecommunications and/or interconnected VoIP services. We are permitted to recover these contributions from our customers. In 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. Some have suggested that Federal USF contribution requirements be imposed on broadband internet access service providers. We cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP, telecommunications and broadband internet access services, including us and our competitors.

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

Federal Subsidies and Grants. The FCC has adopted rules intended to transition the USF so that it supports the build out of broadband rather than telecommunications facilities. Certain of our subsidiaries providing telecommunications services have been designated as eligible telecommunications carriers (“ETCs”) and as such receive or will receive Federal and state funds for operations in Georgia, Idaho, Illinois, Louisiana, Missouri, Oklahoma and South Carolina. We also receive reimbursement from the schools and libraries universal service support program, commonly known as E-rate, and from the Rural Health Care Fund for discounted services provided throughout our service territory. The FCC has several proceedings pending that could affect our ability to continue receiving such Federal funding. We cannot predict whether or how these programs will be changed, or how such changes will affect our operations or business. Some of our ILEC subsidiaries also receive disbursements from the federal USF under Phase 2 of the FCC’s Alternative Connect America Cost Model program. To continue to receive such disbursements, we are required to meet certain build-out milestones over the next ten years. We also were a grant recipient under the FCC’s Rural Broadband Experiment program, which requires us to meet certain build-out and public service obligations over a five-year period. We are also a grant recipient under the FCC’s RDOF program, which requires us to meet certain build-out and public service obligations over a ten-year period. While we intend to satisfy these build-out obligations within the required timeframes, there can be no assurance that we will complete the build-out in a timely manner or at all. We also cannot predict what impact the costs of complying with the build-out obligations will have on our operations.

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

Robocalling. The FCC has adopted rules requiring voice providers to implement the industry-adopted STIR/SHAKEN framework in their networks to authenticate caller ID in order to prevent spoofed robocalls from reaching consumers. The new rules require providers to certify compliance with the framework and make compliance checks before accepting certain types of traffic for termination on their network. Compliance with these rules subjects our voice services to greater compliance costs and have increased the cost of providing voice service.

State and Local Taxes

The Internet Tax Freedom Act prohibits most states and localities from imposing taxes on internet access service charges. In addition, the FCC’s decision to rescind the majority of the rules adopted in the Open Internet Order may currently hinder states and localities that seek to impose additional taxes and fees on our data services, but that could change to the extent the FCC or Congress takes further action with regard to net neutrality requirements. Legislative and administrative proceedings in some states and localities have imposed or are considering adopting changes to general business taxes, central assessments for property tax and new taxes and fees applicable to our services. Often, DBS and other competitors that deliver their services over the internet do not face similar state tax and fee burdens.

ITEM 1A.	RISK FACTORS

You should carefully consider all of the information in this Annual Report on Form 10-K and each of the risks described below, which we believe are the principal risks that we face. Some risks relate principally to the securities markets and ownership of our common stock.

Any of the following risks could materially and adversely affect our business, financial results, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. In addition, other risks and uncertainties either not presently known or not currently believed to be material may also adversely affect our business, financial results, financial condition and results of operations and the actual outcome of matters as to which we have made forward-looking statements.

Risks Relating to Our Business

The COVID-19 pandemic has and may continue to impact our operations and adversely affect our business, financial results and financial condition, and the duration and extent to which it may continue to do so is uncertain and difficult to predict.

The COVID-19 pandemic has significantly impacted the United States and other countries, which has resulted in international, Federal, state and local governments implementing numerous measures to try to reduce the spread of the virus that causes COVID-19, including travel restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. More recently, new variants of COVID-19, such as the Delta and Omicron variants, have emerged. The spread of these new strains are causing many businesses and government authorities to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. The degree to which the COVID-19 pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic and its variants, its severity, the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus), and the actions taken by governments and regulators to contain the virus or treat its impact and how quickly and to what extent normal social, economic and operating conditions can resume.

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

●

limitations on associate resources and availability, including in our call centers and among our technicians, due to labor shortages, health protocols, sickness, government restrictions, the desire of associates to avoid contact with large groups of people, school closures or other factors, which may further constrain capacity to respond to the increased demand for our products and services;

●

the potential further diversion of senior management’s attention in the event that key and/or large numbers of associates contract COVID-19 and, consequently, have limited ability or become unable to work;

●

interruptions or delays receiving and limited availability of necessary hardware, software and operational supplies, equipment and support, including those arising as a result of global supply chain constraints;

●

possible reductions of revenues, Adjusted EBITDA and/or Adjusted EBITDA margin and increased expenses as well as greater difficulty in collecting customer receivables resulting from, among other things, actions taken to assist customers and support our associates during the COVID-19 crisis;

●	a fluctuation in interest rates that could result from market uncertainties;

●	a continuation or worsening of general economic conditions, including increased inflation;

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

Our systems generally operate pursuant to franchises, permits and similar authorizations issued by state and local governments. As these franchises are typically non-exclusive, state and local governments can grant additional franchises to other entities and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. Although as a general matter internet service providers have upgraded their data networks to enable faster upload and download speeds for their customers in metropolitan markets before upgrading their data networks in our markets, as of December 31, 2021, approximately 29% of our footprint has been overbuilt by high-speed data service providers offering speeds of 100 Mbps or higher. As of December 31, 2021, approximately 18% of the residential homes passed in our markets have access to fiber-to-the-premises from our competitors who typically offer only high-speed data service. Higher overall competition rates in 2021 were due primarily to the impact of acquired operations and improved tracking capabilities as opposed to significant overbuilder activity. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. We also face increasing competition from wireless telephone companies for residential voice services, as our customers continue to replace our residential voice services completely with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including wireless telephone carriers that are deploying high-speed “5G” wireless networks and public locations or commercial establishments offering Wi-Fi at no cost.

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

Our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime Video, Apple TV+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content on the internet, which may result in less demand for the video services we provide. In addition, companies that offer OTT content in certain markets also provide data services, such as Alphabet, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic.

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

Growth in revenue from sales to our business customers in legacy Cable One markets was 5.5% and 6.5% in 2021 and 2020, respectively, after exceeding 10% for each year between 2019 and when we started focusing on business services sales in 2011. During 2021, the COVID-19 pandemic and the government's associated responses resulted in suppressed sales growth from small business customers. We may encounter additional challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel toward our business customers. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet our service level requirements, or more broadly, the expectations of our business customers, or if pandemic-related headwinds associated with business sales resume, our business sales may not increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins and/or decreased demand for our video products.

Over the past few years, the sales margins on our residential video services, which accounted for 21.2%, 25.1% and 28.7% of our total revenues in 2021, 2020 and 2019, respectively, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers are expected to continue to seek higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins, adversely impact our revenues and revenue growth rates, and adversely impact our business.

We may not be able to obtain necessary hardware, software and operational support.

We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone, the modems that we lease to our customers and the delivery of our IPTV video service. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties (including due to general adverse economic conditions); they experience shortages of electronic components as a result of the ongoing COVID-19 pandemic or labor or other supply constraints; they significantly increase the amount we must pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material negative impact on our operations, business, financial results and financial condition.

We may fail to realize the benefits anticipated as a result of the Hargray Acquisition.

On May 3, 2021, we completed the Hargray Acquisition. The success of the Hargray Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining Hargray with our business. We may never realize these business opportunities and growth prospects. We may devote significant senior management attention and resources to preparing for and then integrating our business practices and operations with those of Hargray. We may fail to realize some of the anticipated benefits of the Hargray Acquisition or may not realize some of the anticipated benefits within the anticipated timeframe if the integration process takes longer than expected or is more costly than expected.

We recently made numerous acquisitions and strategic investments, and may make other acquisitions and strategic investments in the future, which expose us to risks and uncertainties associated with acquisitions and strategic investments.

We completed the NewWave acquisition in May 2017, the Clearwave acquisition in January 2019, the Fidelity acquisition in October 2019, the MBI investment in November 2020, the Hargray Acquisition in May 2021 and the CableAmerica acquisition in December 2021. In addition, we have made and may make other acquisitions and strategic investments (each such acquired business or investee, a “Strategic Acquiree” and, collectively, the “Strategic Acquirees”). Such acquisitions and strategic investments could involve a number of risks and uncertainties, including:

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

●	uncertainties related to our ability to obtain any necessary financing, or to obtain financing on favorable terms, to complete any acquisition or strategic investment;

●	the difficulty in integrating new Strategic Acquirees and their operations in an efficient and effective manner;

●	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

●	the potential loss of key associates of a Strategic Acquiree and the difficulties of integrating personnel;

●	the potential diversion of senior management’s attention from our ongoing operations;

●	the difficulty of maintaining relationships with the customers, suppliers and other business partners of a Strategic Acquiree;

●	the potential loss of brand recognition, customer loyalty or reputation from any rebranding efforts;

●	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, such as claims from terminated employees, customers, former stockholders or other third parties;

●	the difficulty and amount of time necessary to realize expected synergies and other benefits of the acquisitions or strategic investments;

●	the risks associated with integrating financial reporting and internal control systems as well as with creating uniform standards, procedures, policies and information systems;

●	the difficulty in adapting and expanding information technology systems and other business processes to incorporate the Strategic Acquirees;

●	potential future impairments of goodwill associated with the Strategic Acquirees;

●	in some cases, the potential for increased regulation;

●

risks relating to minority ownership positions in our strategic investments, including our initial minority ownership position in MBI, such as our ability to appoint only a minority of members of the board of managers of MBI, the fact that the managers of MBI will not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders and the limited category of transactions for which our consent will be needed under MBI’s operating agreement; and

●

uncertainties related to the exercise of the Call Option or the Put Option (each as defined elsewhere in this Annual Report on Form 10-K) in the MBI investment, including our ability to finance the purchase of the remaining equity interests in MBI on terms acceptable to us or at all.

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

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could be materially negatively impacted. While the FCC has eliminated most net neutrality requirements, the FCC, Congress, states or the courts may revisit this determination in the future. For example, in July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that encouraged the FCC to consider adopting net neutrality rules similar to those originally adopted in 2015. Numerous parties also have urged the FCC to take action regarding net neutrality. Further, Congress and numerous states, including Minnesota and Missouri (where we have subscribers) have proposed legislation and/or administrative actions that would lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.

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

In addition, certain of our franchise agreements require that the applicable LFA approve a transfer of control of the Company or an assignment of a franchise to another entity. Although FCC rules provide that a transfer application shall be deemed granted if it is not acted upon within 120 days after submission, as a practical matter, cable operators often waive the deadline if the LFA has not completed its review to facilitate discussions and thereby avoid an LFA denying the transfer of control. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these franchise agreements in the event of a potential transfer of control of the Company or transfers of individual franchises to another entity.

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

The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. After numerous court proceedings, the FCC’s rules were upheld by the U.S. Supreme Court in April 2021. These changes relaxing media ownership rules will likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent. The FCC is now conducting its regular review of its media ownership rules. We cannot predict the outcome of the ongoing reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.

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

We currently have a substantial amount of indebtedness which could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions (including the impact of the COVID-19 pandemic), limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.

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

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our ability to take some or all of the following actions:

●	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

●	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

●	make acquisitions or investments;

●	sell, transfer or otherwise dispose of certain assets;

●	create or allow to exist liens;

●	enter into sale/leaseback transactions;

●	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

●	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

●	enter into transactions with affiliates;

●	prepay, repurchase or redeem certain kinds of indebtedness;

●	issue or sell stock of our subsidiaries; and/or

●	significantly change the nature of our business.

As a result of all of these restrictions, we may be:

●	limited in how we conduct our business and pursue our strategy;

●	unable to raise additional debt financing to operate during general economic or business downturns; and/or

●	unable to compete effectively or to take advantage of new business opportunities, including acquisitions and strategic investments.

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

As of December 31, 2021, we had approximately $2.3 billion of outstanding term loans and an additional $459.8 million of undrawn revolving credit capacity with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with additional short-term or variable-rate borrowings. We have entered into and in the future may enter into additional interest rate swaps in order to hedge against future interest rate volatility. We may elect not to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we have entered into or may enter into may not fully mitigate our interest rate risk. As a result, our financial condition, results of operations and cash flows could be materially negatively affected.

The transition away from LIBOR and the adoption of alternative reference rates could adversely affect the cost of servicing our indebtedness.

A substantial portion of our indebtedness bears interest at variable interest rates, primarily based on LIBOR. In recent years, initiatives have been underway to replace LIBOR as a benchmark interest rate and, on March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. We expect a substantial portion of our indebtedness will eventually transition to bearing interest based on SOFR. At this time, it is not possible to predict the effect the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given SOFR’s very limited history and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.

Our inability to raise funds necessary to repurchase, or settle conversions of, either series of the Convertible Notes (as defined below), upon a fundamental change as described in the applicable Convertible Notes Indenture (as defined below), may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.

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

However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of Convertible Notes is limited by the agreements governing our existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the applicable Convertible Notes Indenture or to pay cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the applicable Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the Credit Agreement and the Senior Notes Indenture, each as defined elsewhere in this Annual Report on Form 10-K).

The conditional conversion feature of either series of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of either series of the Convertible Notes is triggered, holders of the applicable Convertible Notes will be entitled to convert such Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we initially elect to satisfy our conversion obligations by combination settlement. In addition, in the future, we may elect to settle all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert the Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability, rather than a long-term liability, which would result in a material reduction of our net working capital.

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

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board or certain stockholders holding a significant percentage of the voting power of our outstanding voting stock. These include provisions that:

●

prior to the full declassification of our board following our annual meeting of stockholders to be held in 2023, divide our Board into classes of directors, standing for election on a staggered basis, such that less than all of the directors constituting our Board may change each year;

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

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, heightened inflation and the continuing impact of the COVID-19 pandemic, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products and services, electing to use fewer higher margin products and services or obtaining lower cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve in the United States may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of our residential and business customers that are unable to pay for services. If any of these events were to occur, it could have a material negative effect on our operations, business, financial condition and results of operations.

The demand for our residential data and business services may be lower than we expect.

The future growth in demand for our services is difficult to predict and may differ materially from our current expectations. Our business could be adversely affected if the future demand for our services, including in particular our residential data and business services, is materially lower than we expect.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other associates. In addition, we may issue equity as all or part of the financing or consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to fund our ongoing operations. We also had $920.0 million of convertible notes outstanding as of December 31, 2021 that may further dilute your percentage ownership in the Company in the future.

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

Holders

As of February 18, 2022, there were approximately 826 holders of record of our common stock.

Dividends

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock between December 31, 2016 and December 31, 2021 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index (the “Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on December 31, 2016 and that dividends, if any, were reinvested. The Peer Group of data, video and voice services companies consists of Altice USA, Inc. (beginning June 22, 2017, when it first became a publicly traded company); Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc. (beginning May 25, 2017, when it first became a publicly traded company).

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

Purchases of Equity Securities by the Issuer

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2021 (dollars in thousands, except per share data):

				Approximate
				Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs(1)	or Programs
October 1 to 31, 2021(2)	261	$1,845.13	-	$145,081
November 1 to 30, 2021	-	$-	-	$145,081
December 1 to 31, 2021	-	$-	-	$145,081
Total	261	$1,845.13	-

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K, as well as the discussion in the section of this Annual Report on Form 10-K entitled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may vary materially from those expressed or implied by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.”

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.

The results discussed below include Valu-Net operations for the period since the July 1, 2020 acquisition date and Hargray operations (which includes the Anniston System) for the period since the May 3, 2021 acquisition date and excludes the Anniston System operations for the period from the October 1, 2020 disposition date until it was reacquired with the Hargray Acquisition. Measures as of December 31, 2021 also include CableAmerica, which was acquired on December 30, 2021.

Overview

We are a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern states as of December 31, 2021. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 74% of our customers located in seven states as of December 31, 2021: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 1.2 million residential and business customers out of approximately 2.7 million homes passed as of December 31, 2021. Of these customers, approximately 1,055,000 subscribed to data services, 261,000 subscribed to video services and 149,000 subscribed to voice services as of December 31, 2021.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2021, they are residential data (52.0%), residential video (21.2%) and business services (data, voice and video: 19.2%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

In 2021, our Adjusted EBITDA margins for residential data and business services were approximately nine and eleven times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 64% and 66% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per PSU basis.

We focus on growing our higher margin businesses, namely residential data and business services. Beginning in 2013, we began our shift away from our prior concentration on growing revenues through subscriber retention and maximizing customer PSUs. We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA and Adjusted EBITDA less capital expenditures and producing higher margins.

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above and the COVID-19 pandemic have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013, and that growth accelerated in 2020 and 2021, in part as a result of the COVID-19 pandemic and our associated responses discussed below. We expect growth for this product line to continue over the long-term as we believe upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to continue to grow ARPU from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. In 2021, we began the launch of Sparklight TV, an IPTV video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. Currently, over 90% of our homes passed have access to Sparklight TV, and we expect to complete this offering in all non-Hargray markets by early 2022. This transition from linear to IPTV video service will enable us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

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

We continue to experience increased competition, particularly from telephone companies, fiber and municipal overbuilders, OTT video providers and DBS television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 60% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. As of December 31, 2021, we offered Gigabit data service to approximately 99% of our homes passed and have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.

We expect to continue to devote financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service in areas where our consortium was designated the winning bidder for the RDOF Phase I auction. We believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. At the same time, we intend to continue balancing the impact of the COVID-19 pandemic on our business, associates, customers and other stakeholders. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets in addition to pursuing organic growth through market expansion projects.

On January 8, 2019, we acquired Clearwave, a facilities-based service provider that owns and operates a high-capacity fiber network offering dense regional coverage in Southern Illinois. We paid a purchase price of $358.8 million in cash on a debt-free basis. The acquisition provides us with a premier fiber network within our existing footprint, further enables us to supply our customers with enhanced business services solutions and provides a platform to allow us to replicate Clearwave’s strategy in several of our other markets. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness. On January 1, 2022, a majority of Clearwave's operations were contributed to the Clearwave Fiber joint venture discussed below.

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

On May 4, 2020, we made a minority equity investment for a less than 10% ownership interest in Nextlink for $27.2 million. On November 5, 2021, we invested an additional $50.0 million in Nextlink, resulting in us owning an approximately 17% equity interest in Nextlink.

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

On October 1, 2020, we contributed the Anniston System to Hargray in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis. The Anniston System had approximately 19,000 residential data subscribers at the time of the transaction. On May 3, 2021, we acquired the remaining approximately 85% equity interest that we did not already own in Hargray, a data, video and voice services provider to residential and business customers throughout Alabama, Florida, Georgia and South Carolina, for a purchase price of approximately $2.0 billion that implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The Hargray Acquisition was financed with cash on hand and net proceeds from indebtedness. The Hargray Acquisition expands our presence in the Southeastern U.S. and we expect to capitalize on Hargray’s experience and expertise in fiber expansion.

On November 12, 2020, we acquired a 45% minority equity interest in MBI for $574.9 million in cash. MBI provides high-speed data, video and voice services to residential and business customers in rural markets in 16 states under the Vyve Broadband brand and is majority-owned by funds affiliated with GTCR LLC, a private equity firm based in Chicago (“GTCR”). As of December 31, 2021, MBI’s network passed approximately 652,000 homes and has upgraded systems and a high-capacity plant with more than 15,800 network plant miles, including over 4,100 fiber route miles, capable of delivering Gigabit speeds across its footprint. As part of this investment, we acquired the right, but not the obligation, to purchase all but not less than all of the remaining equity interests in MBI that we do not already own between January 1, 2023 and June 30, 2024 (the “Call Option”). If we do not exercise the Call Option, investors affiliated with GTCR have the right, but not the obligation, to sell (and to cause all members of MBI other than us to sell) to us and, in such case, we are obligated to purchase, all but not less than all of the direct and indirect equity interests in MBI that we do not already own between July 1, 2025 through September 30, 2025 (the “Put Option” and, together with the Call Option, the “Call and Put Options”). The purchase price payable upon the exercise of the Call Option or the Put Option, as applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA. MBI generated revenues of approximately $287 million during 2021.

On October 1, 2021, we made a minority equity investment for a less than 10% ownership interest in Point Broadband for $25.0 million.

On October 18, 2021, we completed a minority equity investment for a less than 10% ownership interest in Tristar for $20.8 million.

On December 30, 2021, we acquired certain assets and assumed certain liabilities from CableAmerica, a data, video and voice services provider in central Missouri, for $113.1 million in cash on a debt-free basis, subject to customary post-closing adjustments. The CableAmerica acquisition was financed with cash on hand and is expected to provide the Company opportunities for footprint expansion in Missouri, margin growth and potential cost synergy realization.

On January 1, 2022, we closed a joint venture transaction in which we contributed certain fiber operations (including a majority of Clearwave's operations and certain fiber assets of Hargray) and certain unaffiliated third-party investors contributed cash, to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber"). The operations we contributed generated approximately 3% of our consolidated revenues for the three months ended December 31, 2021. Our approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service. Joint ventures often involve many of the same risks and uncertainties applicable to acquisitions and they also present additional areas of risk due to the shared ownership and control of the venture.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion and analysis of our financial condition and results of operations for 2020 compared to 2019 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COVID-19 Update

During 2020, the COVID-19 pandemic and our associated responses negatively impacted Adjusted EBITDA by $17.6 million, primarily during the second and third quarters of the year. The negative impacts were driven by a $12.3 million decrease in revenues largely from the now-concluded suspensions of data overage fees, late charges and reconnect fees as well as diminished growth in business services revenues, coupled with $5.3 million of higher labor costs and other operating expenses, net of lower travel costs. These negative Adjusted EBITDA impacts were more than offset by a greater-than-usual gain in residential data customers in 2020 and the associated increase in residential data revenues.

The actions we took during 2020 in response to the COVID-19 pandemic did not have any notable negative impact on our results for 2021, due primarily to the resumption of billing late charges, reconnect fees and data overage fees as well as the normalization of labor costs since the fourth quarter of 2020. We experienced a positive impact on residential data revenues during 2021 as a result of retaining a significant number of residential data customers acquired during 2020 and continued growth of residential data customers during the period, and we expect that there will continue to be a positive impact on future residential data revenues from these factors, albeit at a slower pace. However, we continue to face various uncertainties related to the impact of the COVID-19 pandemic on the overall economy and our business, including whether we will be able to sustain continued customer growth, our level of bad debt expense, supply chain disruptions, labor shortages and whether some of the expense reductions realized during the pandemic will continue or if those expenses will return to more normal levels given the fluid situation regarding pandemic-related restrictions across the country. In addition, the continually evolving COVID-19 pandemic and the government's associated responses have contributed to fluctuations in our expenses from period to period and have increased the difficulty of projecting costs into the future.

Refer to the section entitled “Risks Factors” in this Annual Report on Form 10-K for additional risks we face due to the COVID-19 pandemic.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2021	2020	Change	% Change
Residential data PSUs	957	777	180	23.2
Residential video PSUs	247	248	(1)	(0.3)
Residential voice PSUs	105	89	16	17.9
Total residential PSUs	1,310	1,114	196	17.6

Business data PSUs	97	80	17	21.1
Business video PSUs	14	13	1	7.5
Business voice PSUs	44	35	9	25.1
Total business services PSUs	155	128	27	20.9

Total data PSUs	1,055	857	197	23.0
Total video PSUs	261	260	0	0.1
Total voice PSUs	149	124	25	19.9
Total PSUs	1,465	1,242	223	17.9

Residential customer relationships	1,047	884	163	18.5
Business customer relationships	105	85	20	23.5
Total customer relationships	1,152	969	183	18.9

In recent years, our customer mix has shifted away from double- and triple-play packages combining data, video and/or voice services, which is in line with our strategy of focusing on our higher margin residential data and business services product lines. This is largely because some residential video customers have defected to DBS services and OTT offerings and households continue to discontinue residential voice service. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers. Meanwhile, the COVID-19 pandemic and our responses to it have accelerated this customer mix shift.

Use of Nonfinancial Metrics and ARPU

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

2021 Compared to 2020

Revenues

Revenues increased $280.6 million, or 21.2%, including $206.9 million from Hargray operations. The remaining increase was due primarily to increases in residential data, business services and other revenues of $91.7 million, $14.1 million and $5.1 million, respectively, partially offset by decreases in residential video and residential voice revenues. In 2020, certain actions we took in response to the COVID-19 pandemic, which concluded in 2020 and included waiving late charges, suspending collection activities (which reduced reconnect fees) and temporarily discontinuing charging data overage fees, negatively impacted consolidated revenues by $12.3 million. This negative impact on 2020 consolidated revenues, of which $7.4 million was associated with other revenues, was more than offset by a larger-than-usual gain in residential data customers and the associated increase in residential data revenues related to the COVID-19 pandemic.

Revenues by service offering for 2021 and 2020, together with the percentages of total revenues that each item represented for the years presented, were as follows (dollars in thousands):

	Year Ended December 31,
	2021		2020		2021 vs. 2020
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$835,725	52.0	$669,545	50.5	$166,180	24.8
Residential video	339,707	21.2	332,857	25.1	6,850	2.1
Residential voice	47,519	3.0	47,603	3.6	(84)	(0.2)
Business services	308,767	19.2	234,657	17.7	74,110	31.6
Other	74,118	4.6	40,567	3.1	33,551	82.7
Total revenues	$1,605,836	100.0	$1,325,229	100.0	$280,607	21.2

Residential data service revenues increased $166.2 million, or 24.8%, due primarily to $74.5 million from Hargray operations as well as organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers.

Residential video service revenues increased $6.9 million, or 2.1%, due primarily to $36.6 million from Hargray operations and a rate adjustment implemented in March 2021, partially offset by a decrease in organic residential video subscribers.

Residential voice service revenues decreased $0.1 million, or 0.2%, due primarily to a decrease in organic residential voice subscribers, partially offset by $7.4 million from Hargray operations.

Business services revenues increased $74.1 million, or 31.6%, due primarily to $60.0 million from Hargray operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers.

Other revenues increased $33.6 million, or 82.7%, due primarily to $28.5 million mainly associated with regulatory revenues from Hargray operations and higher advertising revenues, late charges and reconnect fees compared to the prior year period. The actions we took during 2020 in response to the COVID-19 pandemic, including temporarily discontinuing data overage fees, waiving late charges and suspending collection activities, negatively impacted other revenues in 2020.

ARPU for the indicated service offerings for 2021 and 2020 were as follows:

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Residential data	$78.93	$74.84	$4.09	5.5
Residential video	$111.44	$100.67	$10.77	10.7
Residential voice	$38.92	$40.41	$(1.49)	(3.7)
Business services	$264.76	$228.35	$36.41	15.9

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $455.4 million for 2021 and increased $36.6 million, or 8.8%, compared to 2020. The increase in operating expenses was primarily attributable to $58.8 million of additional expenses related to Hargray operations and a $2.2 million increase in network backbone costs, partially offset by decreases of $22.7 million in programming expenses and $4.7 million in labor and other compensation-related costs. Operating expenses for 2020 included $5.3 million of higher labor costs and other operating expenses, partially offset by lower travel costs, as a result of actions we took in response to the COVID-19 pandemic. Operating expenses as a percentage of revenues were 28.4% and 31.6% for 2021 and 2020, respectively.

Selling, general and administrative expenses were $347.1 million for 2021 and increased $91.9 million, or 36.0%, compared to 2020. The increase in selling, general and administrative expenses was primarily attributable to $57.2 million of additional expenses related to Hargray operations and increases of $14.3 million in labor and other compensation-related costs, $6.9 million in acquisition-related costs, $6.1 million in health insurance costs, $4.2 million in marketing costs, $4.1 million in professional fees and $3.5 million in system conversion costs, partially offset by a $3.6 million decrease in bad debt expense. The increase in labor and other compensation-related costs was due to higher stock-based compensation and performance-based compensation, increased headcount and higher average salary rates. The increase in acquisition-related costs was primarily due to expenses related to the Hargray and CableAmerica acquisitions. The increase in health insurance costs was the result of lower-than-normal costs in the prior year from reduced claims activity in connection with stay-at-home orders issued during the pandemic. Selling, general and administrative expenses as a percentage of revenues were 21.6% and 19.3% for 2021 and 2020, respectively.

Depreciation and amortization expense was $339.0 million for 2021, including $66.1 million from Hargray operations, and increased $73.4 million, or 27.6%, compared to 2020. Depreciation and amortization expense as a percentage of revenues was 21.1% and 20.0% for 2021 and 2020, respectively.

We recognized a net loss on asset sales and disposals of $7.8 million in 2021 and a net gain on asset sales and disposals of $1.1 million in 2020 that included a $6.6 million non-cash gain on the sale of certain tower properties.

We also recognized an $82.6 million non-cash gain on sale of business in 2020 in connection with the Anniston Exchange.

Interest Expense

Interest expense was $113.4 million for 2021 and increased $39.8 million, or 54.1%, compared to 2020, driven primarily by additional outstanding debt and higher interest rate swap settlement expense.

Other Income (Expense), Net

Other expense, net, was $6.0 million for 2021 and consisted primarily of a $50.3 million non-cash loss on fair value adjustment associated with the MBI Net Option and $2.1 million of debt issuance cost write-offs, partially offset by a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the Hargray Acquisition, $11.6 million of investment and interest income and a $2.3 million non-cash mark-to-market investment gain. Other expense, net, was $16.4 million for 2020 and consisted primarily of a $17.5 million non-cash loss on fair value adjustment associated with the MBI Net Option, $6.2 million of debt issuance cost write-offs and $1.2 million of financing-related fees, partially offset by $8.5 million of investment and interest income.

Income Tax Provision

Income tax provision was $45.8 million for 2021 and decreased $30.6 million, or 40.0%, compared to 2020. Our effective tax rate was 13.6% and 20.1% for 2021 and 2020, respectively. The decrease in the effective tax rate was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray, partially offset by a $13.0 million income tax benefit attributable to the net operating loss ("NOL") carryback provision of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in the prior year period that did not recur in 2021 and an $8.0 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option.

Net Income

Net income was $291.8 million for 2021 compared to $304.4 million for 2020. The prior year's net income included the $82.6 million pre-tax non-cash gain on sale of business in connection with the Anniston Exchange.

Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $57.9 million for 2021 compared to an unrealized loss of $72.5 million for 2020 due primarily to higher projected future increases in interest rates.

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

Adjusted EBITDA is defined as net income plus interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, (gain) loss on sale of business, equity method investment (income) loss, other (income) expense and other unusual items, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the Credit Agreement and the Senior Notes Indenture (as defined elsewhere in this Annual Report on Form 10-K) to determine compliance with the covenants contained in the Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure used by us in our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Year Ended December 31,		2021 vs. 2020
(dollars in thousands)	2021	2020	$ Change	% Change
Net income	$291,824	$304,391	$(12,567)	(4.1)

Plus: Interest expense	113,449	73,607	39,842	54.1
Income tax provision	45,765	76,317	(30,552)	(40.0)
Depreciation and amortization	339,025	265,658	73,367	27.6
Equity-based compensation	20,054	14,592	5,462	37.4
(Gain) loss on deferred compensation	174	231	(57)	(24.7)
Acquisition-related costs	10,770	3,873	6,897	178.1
(Gain) loss on asset sales and disposals, net	7,829	(1,072)	8,901	NM
System conversion costs	4,831	1,350	3,481	NM
Rebranding costs	70	2,731	(2,661)	(97.4)
Gain on sale of business	-	(82,574)	82,574	(100.0)
Equity method investment (income) loss, net	(468)	(1,376)	908	(66.0)
Other (income) expense, net	6,002	16,411	(10,409)	(63.4)

Adjusted EBITDA	$839,325	$674,139	$165,186	24.5

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

The following table shows a summary of our net cash flows for the years indicated (dollars in thousands):

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$704,341	$574,371	$129,970	22.6
Net cash used in investing activities	(2,471,570)	(954,913)	(1,516,657)	158.8
Net cash provided by financing activities	1,581,122	830,180	750,942	90.5
Increase (decrease) in cash and cash equivalents	(186,107)	449,638	(635,745)	(141.4)
Cash and cash equivalents, beginning of period	574,909	125,271	449,638	NM
Cash and cash equivalents, end of period	$388,802	$574,909	$(186,107)	(32.4)

NM = Not meaningful.

The $130.0 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $165.2 million, tax refunds received compared to taxes paid in the prior year and lower system conversion costs, partially offset by a decrease in accounts payable and accrued liabilities compared to an increase in the prior year and an increase in cash paid for interest and acquisition-related costs.

The $1.5 billion year-over-year increase in net cash used in investing activities was due primarily to $2.1 billion in net cash paid for the Hargray and CableAmerica acquisitions, $95.8 million invested in Nextlink, Point Broadband and Tristar and an $82.0 million increase in cash paid for capital expenditures, partially offset by $612.1 million in equity investments in the prior year, $68.7 million in dividends received from MBI in the current year and $38.3 million in net cash paid for Valu-Net in the prior year.

The $750.9 million year-over-year increase in net cash provided by financing activities was due primarily to net proceeds of $895.2 million and $789.8 million from the offering of the Convertible Notes and Term Loan B-4 issuance, respectively, during 2021 compared to $1.1 billion in proceeds in 2020 from a $650.0 million private offering of Senior Notes, $300.0 million in proceeds from the Term Loan B-3 and a $100.0 million draw on the Revolving Credit Facility and $581.5 million in lower debt repayments, partially offset by $469.8 million of net proceeds from the Public Offering in the prior year period that did not recur. Refer to the following section for further information on the Company's financing activity.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through the end of 2021, we have repurchased 210,631 shares of our common stock at an aggregate cost of $104.9 million. No shares were repurchased during 2021. Although we have not repurchased shares of our common stock in recent periods pursuant to this authority, we may, from time to time, opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2021, the Board approved a quarterly dividend of $2.75 per share of common stock, which was paid on December 17, 2021, bringing total dividends distributed during 2021 to $63.5 million. On February 1, 2022, the Board approved a quarterly dividend of $2.75 per share of common stock to be paid on March 4, 2022 to holders of record as of February 15, 2022.

Financing Activity

Senior Credit Facilities

In May 2021, we amended the third amended and restated credit agreement among us, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of October 30, 2020 (as amended, the "Credit Agreement"), to provide for a new seven-year incremental term "B" loan in an aggregate principal amount of $800.0 million maturing in 2028 (the "Term Loan B-4"). The interest margin applicable to the Term Loan B-4 is, at our option, equal to either LIBOR or a base rate, plus an applicable margin equal to 2.0% for LIBOR loans and 1.0% for base rate loans. The Term Loan B-4 may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions). The Term Loan B-4 benefits from certain “most favored nation” pricing protections and is not subject to the financial maintenance covenants under the Credit Agreement. The Term Loan B-4 amortizes in equal quarterly installments at a rate (expressed as a percentage of the original principal amount) of 1.0% per annum (subject to customary adjustments in the event of any prepayment), with the outstanding balance due upon maturity. The Term Loan B-4 was drawn in full in connection with the closing of the Hargray Acquisition.

The Credit Agreement also provides for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”) and $625.0 million maturing in 2027 (the “Term Loan B-3”), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). Other than with respect to maturity, amortization and pricing, the Term Loan B-4 contains terms that are substantially similar to the Term Loan B-2 and Term Loan B-3. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

We have issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of us as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that we closed an equity investment in Wisper, and Wisper has guaranteed and indemnified us in connection with such letters of credit. As of December 31, 2021, we have assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. As of December 31, 2021, letter of credit issuances under the Revolving Credit Facility totaled $40.2 million and bore interest at a rate of 1.88% per annum.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Credit Agreement also requires that we maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. The Credit Agreement also contains customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of our and our restricted subsidiaries’ other material debt, bankruptcy or insolvency, the entry against us or any of our restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

As of December 31, 2021, we had $2.3 billion of aggregate outstanding term loans and $459.8 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of December 31, 2021 is as follows (dollars in thousands):

					Final	Balance
	Draw	Original	Amortization	Outstanding	Maturity	Due Upon	Benchmark	Applicable	Interest
Instrument	Date(s)	Principal	Per Annum(1)	Principal	Date	Maturity	Rate	Margin(2)	Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$659,590	10/30/2025	$476,607	LIBOR	1.75%	1.85%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	243,125	10/30/2027	228,750	LIBOR	2.00%	2.10%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	613,175	10/30/2027	577,472	LIBOR	2.00%	2.10%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	796,000	5/3/2028	746,000	LIBOR	2.00%	2.10%
Total		$2,375,000		$2,311,890		$2,028,829

(1)

Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).

(2)

The Term Loan A-2 interest rate spread can vary between 1.25% and 1.75%, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the Credit Agreement). All other applicable margins are fixed.

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

Senior Notes

In November 2020, we completed a private offering of $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under the Credit Agreement or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.

At any time and from time to time prior to November 15, 2025, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the Senior Notes Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on November 15, 2025, we may redeem some or all of the Senior Notes at any time and from time to time at the applicable redemption prices listed in the Senior Notes Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to November 15, 2023, we may redeem up to 40% of the aggregate principal amount of Senior Notes with funds in an aggregate amount not exceeding the net cash proceeds from one or more equity offerings at a redemption price equal to 104% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

Upon the occurrence of a Change of Control and a Below Investment Grade Rating Event (each as defined in the Senior Notes Indenture), we are required to offer to repurchase the Senior Notes at 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

Convertible Notes

In March 2021, we completed a private offering of $575.0 million aggregate principal amount of 0.000% convertible senior notes due 2026 (the “2026 Notes”) and $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Convertible Notes,” and the Convertible Notes collectively with the Senior Notes, the "Notes"). The net proceeds from the offering were $895.2 million after deducting initial purchaser discounts and other offering costs and expenses. We used the net proceeds from the offering for general corporate purposes, including to finance a portion of the purchase price for the Hargray Acquisition. The Convertible Notes are senior unsecured obligations of ours and are guaranteed by our wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes do not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, beginning on September 15, 2021, unless earlier repurchased, converted or redeemed. The 2026 Notes are scheduled to mature on March 15, 2026, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate for each of the 2026 Notes and the 2028 Notes is 0.4394 shares of our common stock per $1,000 principal amount of 2026 Notes and 2028 Notes, as applicable (equivalent to an initial conversion price of $2,275.83 per share of common stock). The initial conversion price of each of the 2026 Notes and the 2028 Notes represents a premium of 25.0% over the last reported sale price of $1,820.83 per share of our common stock on March 2, 2021. The Convertible Notes are convertible at the option of the holders. The method of conversion into cash, shares of our common stock or a combination thereof is at our election.

Other Debt-Related Information

We were in compliance with all debt covenants as of December 31, 2021.

In connection with various financing transactions completed during 2021 and 2020, we capitalized $13.7 million and $15.1 million of debt issuance costs and wrote-off $2.1 million and $6.2 million of existing unamortized debt issuance costs. We recorded debt issuance cost amortization of $5.6 million and $4.3 million for 2021 and 2020, respectively, within interest expense in the consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2021	2020
Revolving Credit Facility portion:
Other noncurrent assets	$2,576	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	28,572	21,897
Total	$31,148	$25,146

Unamortized debt discount associated with the Convertible Notes was $20.6 million as of December 31, 2021. The Company recorded debt discount amortization of $3.5 million during 2021 within interest expense in the consolidated statement of operations and comprehensive income.

In March 2021, we terminated $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $31.3 million and $22.5 million on interest rate swaps for 2021 and 2020, respectively, which were reflected within interest expense in the consolidated statements of operations and comprehensive income.

Refer to notes 10 and 12 to the consolidated financial statements for further details regarding our financing activity, outstanding debt and interest rate swaps.

Capital Expenditures

We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations, including rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

Our capital expenditures by category for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Customer premise equipment(1)	$70,763	$70,554
Commercial(2)	64,603	48,019
Scalable infrastructure(3)	56,179	37,039
Line extensions(4)	50,616	19,746
Upgrade/rebuild(5)	75,876	61,330
Support capital(6)	73,897	56,541
Total	$391,934	$293,229

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2021 (in thousands):

	Programming			Other
	Purchase	Lease	Debt	Purchase
Year Ending December 31,	Commitments(1)	Payments(2)	Payments(3)	Obligations(4)	Total
2022	$200,257	$7,158	$37,986	$53,885	$299,286
2023	169,051	5,480	55,008	16,562	246,101
2024	106,868	3,169	76,285	5,694	192,016
2025	48,445	2,300	557,147	2,079	609,971
2026	-	1,886	591,709	1,405	595,000
Thereafter	-	9,048	2,563,755	6,365	2,579,168
Total	$524,621	$29,041	$3,881,890	$85,990	$4,521,542

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2021 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to our outstanding finance and operating lease arrangements as of December 31, 2021.
(3)	Debt payments include principal repayment obligations for our outstanding debt instruments as of December 31, 2021.
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

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $11.5 million and $10.5 million for 2021 and 2020, respectively.

●

Fees imposed on us by various governmental authorities, including franchise fees, are passed through monthly to our customers and are periodically remitted to authorities. These fees were $31.4 million and $25.2 million for 2021 and 2020, respectively. As we act as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $42.1 million and $31.6 million as of December 31, 2021 and 2020, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

Goodwill and Indefinite-Lived Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2021	2020
Goodwill and indefinite-lived intangible assets	$3,114,725	$1,417,755
Total assets	$6,953,994	$4,488,338
Goodwill and indefinite-lived intangible assets as a percentage of total assets	44.8%	31.6%

Goodwill Reporting Unit. Goodwill is calculated as the excess of the consideration transferred over the fair value of identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. We assess the recoverability of our goodwill as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level, for which we have identified a single goodwill reporting unit based on the chief operating decision maker’s performance monitoring and resource allocation process and the similarity of our geographic divisions.

Indefinite-Lived Intangible Assets Units of Accounting. Our intangible assets with an indefinite life are from franchise agreements that we have with state and local governments and certain trade names. Franchise agreements allow us to contract and operate our business within specified geographic areas. We expect our franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. We currently expect to utilize certain of our trade names for a period that extends beyond the foreseeable horizon and expect the cost to maintain such asset to be nominal.

We assess the recoverability of our indefinite-lived intangible assets as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We have identified a single unit of accounting for our franchise agreements for use in impairment assessments based on our current operations and the use of our assets.

Property, Plant and Equipment

Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2021	2020
Property, plant and equipment, net	$1,854,104	$1,265,460
Total assets	$6,953,994	$4,488,338
Property, plant and equipment, net as a percentage of total assets	26.7%	28.2%

Cash Paid for
Property, Plant
Year Ended December 31,	and Equipment
2021	$384,527
2020	$302,517
2019	$257,841

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

Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2021, our market risk sensitive instruments consisted of our Senior Credit Facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition: Liquidity and Capital Resources — Financing Activity” and notes 10 and 12 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.

Outstanding borrowings under our Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either LIBOR or a base rate, in each case plus an applicable interest rate margin, were approximately $2.3 billion at December 31, 2021. We are also party to two interest rate swap agreements to effectively convert the variable rate interest to fixed base rates of 2.653% and 2.739% for $850.0 million and $350.0 million of such outstanding debt, respectively. Based on the principal outstanding under our Senior Credit Facilities with exposure to LIBOR at December 31, 2021, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $11.1 million.

Additionally, as of December 31, 2021, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of December 31, 2021, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $640.3 million, $551.5 million and $341.8 million, respectively.

As of December 31, 2020, outstanding borrowings under our Senior Credit Facilities were approximately $2.2 billion and the notional amount of our effective interest rate swap agreement was $1.2 billion. Based on the principal then-outstanding under our Senior Credit Facilities with exposure to LIBOR at December 31, 2020, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have been $3.4 million higher in 2020.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company acquired Hargray on May 3, 2021. As permitted by SEC guidance, the Company excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of Hargray. Hargray’s total tangible assets and total revenues represented 7.9% and 12.9%, respectively, of the Company’s total assets and revenues as of and for the year ended December 31, 2021. Based on the results of this assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As a result of the Hargray Acquisition on May 3, 2021, the Company has implemented internal controls over financial reporting to include consolidation of Hargray and acquisition-related accounting and disclosures. The Hargray operations utilize separate information and accounting systems and processes. The Company has designed and implemented internal control over financial reporting relating to the Hargray operations effective January 1, 2022.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the executive officers of the Company and their ages, titles and biographies as of February 24, 2022 are incorporated by reference from the section of this Annual Report on Form 10-K entitled “Business — Information About Our Executive Officers.”

The other information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2022 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2022 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2022 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2022 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

2.5	Agreement and Plan of Merger, dated as of February 12, 2021, by and among Cable One, Inc., Hargray Acquisition Holdings, LLC, Lighthouse Merger Sub LLC, and TPO-Hargray, LLC, in its capacity as the equityholders’ representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 16, 2021).

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 18, 2020).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of Cable One, Inc. filed on July 1, 2015).

3.3	Amendment to the Amended and Restated By-laws of Cable One, Inc. effective February 14, 2022 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 14, 2022).

4.1	Description of securities of Cable One, Inc. registered under Section 12 of the Exchange Act.*

4.2

Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (including Form of 4.00% Senior Notes due 2030) (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on November 9, 2020).

4.3	Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on March 8, 2021).

4.4	Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Cable One, Inc. filed on March 8, 2021).

4.5	Form of 0.000% Convertible Senior Notes due 2026 (included in Exhibit 4.3).

4.6	Form of 1.125% Convertible Senior Notes due 2028 (included in Exhibit 4.4).

4.7	First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.00% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 9, 2021).

4.8	First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 9, 2021).

4.9	First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 9, 2021).

4.10	Second Supplemental Indenture, dated as of February 14, 2022, to that certain Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.00% Senior Notes due 2030.*

4.11	Second Supplemental Indenture, dated as of February 14, 2022, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026.*

4.12	Second Supplemental Indenture, dated as of February 14, 2022, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028.*

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

10.20

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2019 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.21

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2019 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.22

Form of Stock Appreciation Right Agreement for grants beginning in 2020 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.23

Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2020 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.24

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2020 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.25

Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants beginning in 2020 (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.26

Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2020 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2020).+

10.27

Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2020 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2020).+

10.28

Third Restatement Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on October 30, 2020).

10.29

Second Amended and Restated Limited Liability Company Agreement, dated as of November 12, 2020, by and among Mega Broadband Investments Holdings LLC, Cable One, Inc., and the other unitholders party thereto (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 26, 2021).†

10.30	Amendment No. 1, dated as of March 1, 2021, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on March 1, 2021).

10.31	Amendment No. 2, dated as of May 3, 2021, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 3, 2021).

10.32	James A. Obermeyer Offer Letter dated January 22, 2020. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 7, 2021).+

10.33	Cable One, Inc. 2022 Senior Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2022).+

10.34	Megan M. Detz Offer Letter dated February 12, 2021.*+

10.35	Megan M. Detz Offer Letter dated March 5, 2021.*+

10.36	Todd M. Koetje Offer Letter dated May 27, 2021.*+

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory arrangement.
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

CABLE ONE, INC. (Registrant)

Date: February 24, 2022	By:	/s/ Julia M. Laulis
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

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	February 24, 2022
Julia M. Laulis	(Principal Executive Officer)

/s/ Steven S. Cochran	Chief Financial Officer	February 24, 2022
Steven S. Cochran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brad D. Brian	Director	February 24, 2022
Brad D. Brian

/s/ Thomas S. Gayner	Director	February 24, 2022
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	February 24, 2022
Deborah J. Kissire

/s/ Mary E. Meduski	Director	February 24, 2022
Mary E. Meduski

/s/ Thomas O. Might	Director	February 24, 2022
Thomas O. Might

/s/ Kristine E. Miller	Director	February 24, 2022
Kristine E. Miller

/s/ Sherrese M. Smith	Director	February 24, 2022
Sherrese M. Smith

/s/ Wallace R. Weitz	Director	February 24, 2022
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 24, 2022
Katharine B. Weymouth

S-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cable One, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Hargray from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Hargray from our audit of internal control over financial reporting. Hargray is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 7.9% and 12.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Capitalization of Internal Labor Costs

As described in Notes 2 and 7 to the consolidated financial statements, capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred, survey information, operational data and management judgment. Capitalized labor costs represent a portion of the consolidated balance of property, plant and equipment, net of $1.9 billion as of December 31, 2021.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalization of internal labor costs. These procedures also included, among others (i) evaluating the appropriateness of management’s process for determining the standard labor costs by position, (ii) testing the data inputs related to payroll and benefits, and (iii) evaluating the reasonableness of the factors considered by management related to survey responses received and the analysis of operational data. Evaluating the reasonableness of the factors involved evaluating whether the factors were consistent with information contained in the survey responses received and the expected time spent on capitalizable activities.

Fair Value of MBI net option

As described in Note 6 to the consolidated financial statements, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC (“MBI”) in 2020. The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI net option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The value of the MBI net option liability was $123.6 million as of December 31, 2021 and was included within other noncurrent liabilities. The MBI net option is remeasured at fair value on a quarterly basis resulting in a $50.3 million change in fair value of the net option during the year ended December 31, 2021 which is reported within other income (expense), net.

The principal considerations for our determination that performing procedures relating to the fair value of the MBI net option associated with MBI is a critical audit matter are (i) the significant judgment by management in developing the fair values of these options using the Monte Carlo simulations, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to MBI’s equity value, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of the MBI net option, including controls over MBI’s equity value assumption. These procedures also included, among others, developing an independent range of values for each option and performing a comparison of management’s estimate to the independently developed range to evaluate the reasonableness of management’s estimate. Developing the independent range of values involved (i) developing an independent Monte Carlo simulation model, (ii) testing the completeness and accuracy of the contractual information used by management to calculate the agreed-upon price to acquire the remaining equity interests in MBI, and (iii) evaluating the reasonableness of MBI’s equity value assumption used by management. Professionals with specialized skill and knowledge were used to assist in developing the independent Monte Carlo simulation model and developing the independent range of values.

Acquisition of Hargray – Valuation of Acquired Customer Relationships and Franchise Agreements Intangible Assets

As described in Notes 1, 3 and 6 to the consolidated financial statements, the Company completed the acquisition of the remaining approximately 85% equity interest in Hargray that it did not already own in 2021 for net consideration of $2.1 billion, which resulted in $1.6 billion of intangible assets. The intangible assets were comprised primarily of customer relationships of $472 million and franchise agreements of $1.1 billion. Management recorded the customer relationships and franchise agreements at fair value on the date of the acquisition using the multi-period excess earnings method of the income approach. Significant assumptions and estimates used in this method include projected revenue growth rates, customer attrition rates, future EBITDA margins, future capital expenditures, synergies, and appropriate an appropriate the discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and franchise agreements intangible assets acquired in the acquisition of Hargray is a critical audit matter are (i) the significant judgment by management in determining the fair value of customer relationships and franchise agreements intangible assets acquired, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to one customer attrition rate and future EBITDA margins for the customer relationships intangible asset, projected revenue growth rates for the franchise agreements intangible asset, as well as future capital expenditures, synergies, and discount rates for both intangible assets; and  (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combinations, including controls over management’s valuation of the intangible assets development of the significant assumptions related to projected revenue growth rates, customer attrition rate, future EBITDA margins, future capital expenditures, synergies, and discount rates. These procedures also included, among others, reading the purchase agreement and testing management’s process for determining the fair value of the customer relationships and franchise agreements intangible assets. Testing management’s process included (i) evaluating the appropriateness of the multi-period excess earnings method of the income approach, (ii) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method, and (iii) evaluating the reasonableness of significant assumptions related to customer attrition rate, future EBITDA margins, future capital expenditures, synergies, and discount rate for the customer relationships intangible asset and projected revenue growth rates, future capital expenditures, synergies, and discount rate for the franchise agreements intangible asset. Evaluating the reasonableness of the projected revenue growth rates, customer attrition rate, future EBITDA margins, future capital expenditures, and synergies involved considering (i) the past performance of the acquired business, (ii) comparable businesses, industry and peer data, and (iii) whether they were consistent with evidence obtained in other areas of the audit. The discount rates were evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the multi-period excess earnings method and the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 24, 2022

We have served as the Company’s auditor since 2014.

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except par values)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$388,802	$574,909
Accounts receivable, net	56,253	38,768
Income taxes receivable	24,193	41,245
Prepaid and other current assets	31,705	17,891
Total Current Assets	500,953	672,813
Equity investments	727,565	807,781
Property, plant and equipment, net	1,854,104	1,265,460
Intangible assets, net	2,861,137	1,278,198
Goodwill	967,913	430,543
Other noncurrent assets	42,322	33,543
Total Assets	$6,953,994	$4,488,338

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$203,387	$174,139
Deferred revenue	26,851	21,051
Current portion of long-term debt	38,837	26,392
Total Current Liabilities	269,075	221,582
Long-term debt	3,799,500	2,148,798
Deferred income taxes	854,156	366,675
Interest rate swap liability	81,627	155,357
Other noncurrent liabilities	156,541	100,627
Total Liabilities	5,160,899	2,993,039

Commitments and contingencies (refer to note 18)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 6,046,362 and 6,027,704 shares outstanding as of December 31, 2021 and 2020, respectively)	62	62
Additional paid-in capital	555,640	535,586
Retained earnings	1,456,543	1,228,172
Accumulated other comprehensive loss	(82,795)	(140,683)
Treasury stock, at cost (129,037 and 147,695 shares held as of December 31, 2021 and 2020, respectively)	(136,355)	(127,838)
Total Stockholders' Equity	1,793,095	1,495,299
Total Liabilities and Stockholders' Equity	$6,953,994	$4,488,338

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Revenues	$1,605,836	$1,325,229	$1,167,997
Costs and Expenses:
Operating (excluding depreciation and amortization)	455,352	418,704	388,552
Selling, general and administrative	347,058	255,163	245,120
Depreciation and amortization	339,025	265,658	216,687
(Gain) loss on asset sales and disposals, net	7,829	(1,072)	7,187
Gain on sale of business	-	(82,574)	-
Total Costs and Expenses	1,149,264	855,879	857,546
Income from operations	456,572	469,350	310,451
Interest expense	(113,449)	(73,607)	(71,729)
Other income (expense), net	(6,002)	(16,411)	(4,907)
Income before income taxes and equity method investment income (loss), net	337,121	379,332	233,815
Income tax provision	45,765	76,317	55,233
Income before equity method investment income (loss), net	291,356	303,015	178,582
Equity method investment income (loss), net	468	1,376	-
Net income	$291,824	$304,391	$178,582

Net Income per Common Share:
Basic	$48.49	$51.73	$31.45
Diluted	$46.49	$51.27	$31.12
Weighted Average Common Shares Outstanding:
Basic	6,017,778	5,884,780	5,678,990
Diluted	6,387,354	5,937,582	5,737,856

Unrealized gain (loss) on cash flow hedges and other, net of tax	$57,888	$(72,525)	$(68,062)
Comprehensive income	$349,712	$231,866	$110,520

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2018	5,703,402	59	38,898	850,292	(96)	(113,795)	775,358
Lease accounting standard adoption cumulative adjustment	-	-	-	8	-	-	8
Net income	-	-	-	178,582	-	-	178,582
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(68,062)	-	(68,062)
Equity-based compensation	-	-	12,300	-	-	-	12,300
Issuance of equity awards, net of forfeitures	21,480	-	-	-	-	-	-
Repurchases of common stock	(5,984)	-	-	-	-	(5,073)	(5,073)
Withholding tax for equity awards	(3,521)	-	-	-	-	(3,017)	(3,017)
Dividends paid to stockholders ($8.50 per common share)	-	-	-	(48,527)	-	-	(48,527)
Balance at December 31, 2019	5,715,377	59	51,198	980,355	(68,158)	(121,885)	841,569
Net income	-	-	-	304,391	-	-	304,391
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(72,525)	-	(72,525)
Equity-based compensation	-	-	14,592	-	-	-	14,592
Issuance of common stock	287,500	3	469,796				469,799
Issuance of equity awards, net of forfeitures	28,688	-	-	-	-	-	-
Withholding tax for equity awards	(3,861)	-	-	-	-	(5,953)	(5,953)
Dividends paid to stockholders ($9.50 per common share)	-	-	-	(56,574)	-	-	(56,574)
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	-	-	-	291,824	-	-	291,824
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	57,888	-	57,888
Equity-based compensation	-	-	20,054	-	-	-	20,054
Issuance of equity awards, net of forfeitures	22,569	-	-	-	-	-	-
Withholding tax for equity awards	(3,911)	-	-	-	-	(8,517)	(8,517)
Dividends paid to stockholders ($10.50 per common share)	-	-	-	(63,453)	-	-	(63,453)
Balance at December 31, 2021	6,046,362	$62	$555,640	$1,456,543	$(82,795)	$(136,355)	$1,793,095

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$291,824	$304,391	$178,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339,025	265,658	216,687
Non-cash interest expense	9,157	4,305	4,646
Equity-based compensation	20,054	14,592	12,300
Write-off of debt issuance costs	2,131	6,181	4,210
Change in deferred income taxes	28,993	87,182	50,011
(Gain) loss on asset sales and disposals, net	7,829	(1,072)	7,187
Gain on sale of business	-	(82,574)	-
Equity method investment (income) loss, net	(468)	(1,376)	-
Fair value adjustments	48,027	17,510	-
Gain on step acquisition	(33,406)	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,884	139	(3,520)
Income taxes receivable	17,772	(39,099)	8,567
Prepaid and other current assets	(5,595)	(2,189)	(462)
Accounts payable and accrued liabilities	(23,184)	11,781	16,452
Deferred revenue	2,543	(2,961)	(1,432)
Other	(2,245)	(8,097)	(1,487)
Net cash provided by operating activities	704,341	574,371	491,741

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(2,065,982)	(38,296)	(883,440)
Purchase of equity investments	(95,800)	(612,124)	-
Dividends received	68,706	-	-
Proceeds from sale of equity investment	5,325	-	-
Capital expenditures	(391,934)	(293,229)	(262,352)
Change in accrued expenses related to capital expenditures	7,407	(9,288)	4,511
Purchase of wireless licenses	-	(1,418)	-
Proceeds from sales of property, plant and equipment	708	730	7,039
Issuance of note and other receivables	-	(7,288)	-
Settlement of note and other receivables	-	6,000	-
Net cash used in investing activities	(2,471,570)	(954,913)	(1,134,242)

Cash flows from financing activities:
Proceeds from equity issuance	-	488,750	-
Proceeds from long-term debt borrowings	1,695,850	1,050,000	1,275,000
Payment of equity issuance costs	-	(18,951)	-
Payment of debt issuance costs	(13,742)	(15,064)	(11,844)
Payments on long-term debt	(30,501)	(612,028)	(702,880)
Repurchases of common stock	-	-	(5,073)
Payment of withholding tax for equity awards	(8,517)	(5,953)	(3,017)
Dividends paid to stockholders	(63,453)	(56,574)	(48,527)
Deposits received for asset construction	1,485	-	-
Net cash provided by financing activities	1,581,122	830,180	503,659

Increase (decrease) in cash and cash equivalents	(186,107)	449,638	(138,842)
Cash and cash equivalents, beginning of period	574,909	125,271	264,113
Cash and cash equivalents, end of period	$388,802	$574,909	$125,271

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$102,891	$65,007	$67,907
Cash paid for income taxes, net of refunds received	$(1,243)	$28,230	$(3,585)

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 24 Western, Midwestern and Southern U.S. states. At the end of 2021, Cable One provided service to approximately 1.2 million residential and business customers, of which approximately 1,055,000 subscribed to data services, 261,000 subscribed to video services and 149,000 subscribed to voice services.

On January 8, 2019, the Company acquired Delta Communications, L.L.C. (“Clearwave”) for a purchase price of $358.8 million. On October 1, 2019, the Company acquired Fidelity Communications Co.’s data, video and voice business and certain related assets (collectively, “Fidelity”) for a purchase price of $531.4 million. On July 1, 2020, the Company acquired Valu-Net LLC (“Valu-Net”) for a purchase price of $38.9 million. The purchase price for each of these transactions was in cash on a debt-free basis. Refer to note 3 for details on these transactions.

On October 1, 2020, the Company contributed its Anniston, Alabama system (the “Anniston System”) to Hargray Acquisition Holdings, LLC, a data, video and voice services provider (“Hargray”), in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis (the “Anniston Exchange”). On  May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis (the "Hargray Acquisition"). The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness. Refer to notes 3 and 6 for further details on this transaction.

On December 30, 2021, the Company acquired certain assets and assumed certain liabilities from Cable America Missouri, LLC, a data, video and voice services provider in central Missouri ("CableAmerica"), for $113.1 million in cash on a debt-free basis, subject to customary post-closing adjustments. The CableAmerica acquisition was financed with cash on hand. Refer to note 3 for further details on this transaction.

The Company also made various strategic equity investments during 2020 and 2021. Refer to note 6 for further information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company’s results of operations for the years ended  December 31, 2021, 2020 and 2019 may not be indicative of the Company’s future results.

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

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers. Residential revenues are generated through individual and bundled subscriptions for data, video and voice services. Such subscriptions are generally on month to month terms, and generally without penalty for cancellation. As bundled subscriptions are typically offered at discounted rates, the sales price is allocated amongst the respective product lines based on the relative selling price at which each service is sold under standalone service agreements. Business revenues are generated through individual and bundled subscriptions for data, video and voice services under contracts with terms ranging from one month to several years.

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

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $40.1 million, $31.6 million and $34.3 million in 2021, 2020 and 2019, respectively.

Cash Equivalents. The Company considers all highly liquid investments with original maturities at purchase of three months or less to be cash equivalents. These investments are carried at cost plus accrued interest and dividends, which approximates market value.

Allowance for Credit Losses. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical collection experience and management’s evaluation of the financial condition of the customer. The Company generally considers an account past due or delinquent when a customer misses a scheduled payment. The Company writes off accounts receivable balances deemed uncollectible against the allowance for credit losses generally when the account is turned over for collection to an outside collection agency.

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

Equity Investments. Equity investments that do not provide the Company the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the fair value measurement alternative. This method requires the initial fair value of the investment to be recorded as an asset within the consolidated balance sheet and any dividends received from the investee to be recorded as other income within the consolidated statement of operations and comprehensive income. If observable price changes for identical or similar investments in the same investee are identified, the recorded carrying value will be adjusted to its current estimated fair value, with the change recorded within other income or expense.

Equity investments that do provide the Company with the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the equity method. The equity method requires the initial fair value of the investment to be recorded as an asset within the consolidated balance sheet. Based on its ownership percentage, the Company then recognizes its proportionate share of the investee’s net income (loss) each period within equity method investment income (loss) in the consolidated statement of operations and comprehensive income and a corresponding increase (decrease) to the investment’s carrying value within the consolidated balance sheet. As permitted by GAAP, the Company elected to recognize its proportionate share of such net income (loss) for each of its equity method investments on a one quarter lag. Additionally, any dividends received from an equity method investee are accounted for as a reduction in the carrying value of the investment within the consolidated balance sheet. Dividends deemed to be a return on investment are classified as operating cash flows within the consolidated statements of cash flows, while dividends deemed to be a return of investment are classified as investing cash flows. Further, any material difference between the carrying value of an equity method investment and the Company’s underlying equity in the net assets of the investee attributable to depreciable property, plant and equipment and/or amortizable intangible assets will result in an adjustment to the amount of net income (loss) recognized by the Company each period.

For each of the Company’s equity investments that have readily determinable fair values, the Company assesses each investment for indicators of impairment on a quarterly basis based primarily on the investee’s most recently available financial and operating information. If it is determined that the fair value of an investment has fallen below its carrying value, the carrying value is adjusted down to fair value and an impairment loss equal to the amount of the adjustment is recognized within the period’s statement of operations and comprehensive income.

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

Cable distribution systems	5 – 25
Customer premise equipment	3 – 5
Other equipment and fixtures	3 – 10
Buildings and improvements	10 – 20
Capitalized software	3 – 7
Right-of-use (“ROU”) assets	1 – 5

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

Finite-Lived Intangible Assets. Finite-lived intangible assets consist of customer relationships, trademarks and trade names and wireless licenses and are amortized using a straight-line or accelerated method over the respective estimated periods for which the assets will provide economic benefit to the Company.

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

The Company has identified a single unit of accounting for its franchise agreements for use in impairment assessments based on the Company’s current operations and use of its assets.

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

The Company tests goodwill for impairment at the reporting unit level, for which it has identified a single goodwill reporting unit based on the chief operating decision maker’s performance monitoring and resource allocation process and the similarity of its geographic divisions.

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

Recently Adopted Accounting Pronouncements. In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of both liabilities and equity by reducing the number of applicable accounting models and improving the decision usefulness and relevance of the information provided to financial statement users. As it relates to convertible instruments, this update amends existing guidance to reduce certain form-over-substance-based accounting conclusions, provides additional earnings per share guidance and improves disclosure effectiveness. The Company early adopted ASU 2020-06 on  January 1, 2021 and accounted for the Convertible Notes (as defined and described in note 10) issued during the first quarter of 2021 under the updated guidance.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions related to intraperiod tax allocations, foreign subsidiaries and interim reporting that are present within existing GAAP. The ASU also provides updated guidance regarding the tax treatment of certain franchise taxes, goodwill and nontaxable entities, among other items. In addition, ASU 2019-12 clarifies that the effect of a change in tax laws or rates should be reflected in the annual effective tax rate computation during the interim period that includes the enactment date. Certain provisions must be adopted on prescribed retrospective, modified retrospective and prospective bases, while other provisions may be adopted on either a retrospective or modified retrospective basis. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires additional disclosure around the type of any government assistance received and its impact on the consolidated financial statements. The ASU may be adopted at any time through December 31, 2022. The Company is currently evaluating the timing and expected impact of the adoption of this guidance on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.  ASU 2021-08 will require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the expected impact of the adoption of this guidance on its consolidated financial statements.

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

3.	ACQUISITIONS

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

Customer relationships and franchise agreements acquired in acquisitions are valued using the MPEEM of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, customer attrition rates, future EBITDA margins, future capital expenditures, synergies and appropriate discount rates.

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

Goodwill
Balance at December 31, 2019	$429,597
Valu-Net acquisition goodwill recognized	5,279
Anniston Exchange goodwill disposed	(4,333)
Balance at December 31, 2020	$430,543
Hargray Acquisition goodwill recognized	511,817
CableAmerica acquisition goodwill recognized	25,553
Balance at December 31, 2021	$967,913

Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $10.8 million, $3.9 million and $9.6 million of acquisition-related costs in 2021, 2020 and 2019, respectively. These costs are included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The following acquisitions occurred during the periods presented:

CableAmerica. On December 30, 2021, the Company acquired CableAmerica, a data, video and voice services provider in central Missouri, for a purchase price of $113.1 million. The CableAmerica acquisition is expected to provide the Company opportunities for footprint expansion in Missouri, margin growth and potential cost synergy realization.

Acquired identifiable intangible assets associated with the CableAmerica acquisition consisted of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$15,400	14.0
Trademark and trade name	$500	3.0
Franchise agreements	$49,600	Indefinite

No residual value was assigned to the acquired customer relationships, trademark and trade name or franchise agreements. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average amortization period for the acquired finite-lived intangible assets is 13.7 years.

Hargray. On  May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray, a data, video and voice services provider, that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The all-cash transaction was funded through a combination of cash on hand and proceeds from indebtedness. The Hargray Acquisition expands the Company’s presence in the Southeastern U.S. and the Company expects to capitalize on Hargray’s experience and expertise in fiber expansion.

The following table summarizes the allocation of the Hargray purchase price consideration as of the acquisition date, reflecting immaterial measurement period adjustments (in thousands):

	Preliminary Purchase	Measurement	Preliminary Purchase
	Price Allocation	Period Adjustments	Price Allocation
Assets Acquired
Cash and cash equivalents	$17,652	$-	$17,652
Accounts receivable	17,991	(62)	17,929
Income taxes receivable	-	720	720
Prepaid and other current assets	8,006	-	8,006
Property, plant and equipment	457,158	(525)	456,633
Intangible assets	1,592,000	-	1,592,000
Other noncurrent assets	4,636	2,940	7,576
Total Assets Acquired	2,097,443	3,073	2,100,516

Liabilities Assumed
Accounts payable and accrued liabilities	36,457	1,770	38,227
Deferred revenue (short-term portion)	8,462	-	8,462
Current portion of long-term debt	1,375	(1,375)	-
Long-term debt	2,912	(2,912)	-
Deferred income taxes	437,725	923	438,648
Other noncurrent liabilities	6,974	2,912	9,886
Total Liabilities Assumed	493,905	1,318	495,223

Net assets acquired	1,603,538	1,755	1,605,293
Purchase price consideration(1)	2,117,866	(756)	2,117,110
Goodwill recognized	$514,328	$(2,511)	$511,817

(1)	Consists of approximately $2.0 billion of cash for the additional approximately 85% equity interest in Hargray that the Company did not already own and the $146.6 million May 3, 2021 fair value of the Company’s existing approximately 15% equity investment in Hargray. The Company recognized a $33.4 million non-cash gain within other income in the consolidated statement of operations and comprehensive income upon the acquisition, representing the difference between the existing equity investment’s fair value and $113.2 million carrying value. The fair value of the existing investment was calculated as approximately 15% of the fair value of Hargray’s total equity value (determined using the discounted cash flow method of the income approach, less debt), excluding the impact of any synergies or control premium that would be realized by a controlling interest.

Acquired identifiable intangible assets associated with the Hargray Acquisition consist of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$472,000	13.7
Trademark and trade name	$10,000	4.2
Franchise agreements	$1,110,000	Indefinite

No residual value was assigned to the acquired customer relationships, trademark and trade name or franchise agreements. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average original amortization period for the acquired finite-lived intangible assets is 13.5 years.

The Hargray Acquisition resulted in the recognition of $511.8 million of goodwill, which is not deductible for tax purposes.

For the year ended December 31, 2021, the Company recognized revenues of $206.9 million and net income of $15.4 million from Hargray operations since the acquisition date of  May 3, 2021, which included acquired intangible assets amortization expense of $34.0 million.

The following unaudited pro forma combined results of operations information has been prepared as if the Hargray Acquisition had occurred on  January 1, 2020 (in thousands, except per share data):

	(Unaudited)
	Year Ended December 31,
	2021	2020
Revenues	$1,708,734	$1,584,384
Net income	$230,685	$273,483
Net income per common share:
Basic	$38.33	$46.47
Diluted	$36.51	$44.11

The unaudited pro forma combined results of operations information reflects the following pro forma adjustments (dollars in thousands):

	(Unaudited)
	Year Ended December 31,
	2021	2020
Depreciation and amortization	$(6,152)	$(14,866)
Interest expense	$(2,804)	$(21,001)
Acquisition costs	$(15,403)	$-
Gain on step acquisition	$(33,400)	$-
Income tax provision	$33,577	$8,967
Weighted average common shares outstanding - diluted	71,219	404,248

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

No residual value was assigned to the acquired customer relationships, trademark and trade name or franchise agreements. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows.

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

A summary of the allocation of the Fidelity purchase price consideration as of the acquisition date, reflecting all measurement period adjustments, was as follows (in thousands):

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

No residual value is assigned to the acquired customer relationships, trademark and trade name or franchise agreements. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average original amortization period for the acquired finite-lived intangible assets is 13.7 years.

The measurement period ended on September 30, 2020.

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

A summary of the allocation of the Clearwave purchase price consideration as of the acquisition date, reflecting all measurement period adjustments, is as follows (in thousands):

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

No residual value is assigned to the acquired customer relationships or trademark and trade name. The customer relationships are amortized on a straight-line basis.

The measurement period ended on January 7, 2020.

The Clearwave acquisition resulted in the recognition of $185.9 million of goodwill, which is not deductible for tax purposes.

4.	REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Residential
Data	$835,725	$669,545	$547,240
Video	339,707	332,857	335,190
Voice	47,519	47,603	43,521
Business services	308,767	234,657	204,500
Other	74,118	40,567	37,546
Total revenues	$1,605,836	$1,325,229	$1,167,997

Franchise and other regulatory fees	$31,418	$25,206	$22,702
Deferred commission amortization	$5,405	$5,478	$3,992

Other revenues are comprised primarily of regulatory revenues, advertising sales, late charges and reconnect fees.

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

Net accounts receivable from contracts with customers totaled $39.4 million and $31.5 million at December 31, 2021 and 2020, respectively.

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

Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of December 31, 2021, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. The $21.1 million of current deferred revenue at December 31, 2020 was recognized within revenues in the consolidated statement of operations and comprehensive income during 2021. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

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

5.	OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2021	2020
Trade receivables	$41,947	$32,795
Other receivables	16,847	7,225
Less: Allowance for credit losses	(2,541)	(1,252)
Total accounts receivable, net	$56,253	$38,768

The changes in the allowance for credit losses were as follows (in thousands):

	Year Ended December 31,
	2021(1)	2020	2019
Beginning balance	$1,252	$1,201	$2,045
Additions - charged to costs and expenses	5,965	7,527	6,500
Deductions - write-offs	(10,587)	(13,603)	(13,504)
Recoveries collected	5,911	6,127	6,160
Ending balance	$2,541	$1,252	$1,201

(1)	Additions include $1.4 million of additional reserves assumed in the Hargray Acquisition.

Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Prepaid repairs and maintenance	$4,788	$1,013
Software implementation costs	1,199	1,035
Prepaid insurance	3,325	2,200
Prepaid rent	2,107	1,471
Prepaid software	6,982	4,544
Deferred commissions	4,295	4,026
All other current assets	9,009	3,602
Total prepaid and other current assets	$31,705	$17,891

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Operating lease ROU assets	$15,501	$13,408
Deferred commissions	8,624	5,798
Software implementation costs	7,782	6,879
Debt issuance costs	2,576	3,249
Assets held for sale	3,819	-
All other noncurrent assets	4,020	4,209
Total other noncurrent assets	$42,322	$33,543

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accounts payable	$35,716	$22,686
Accrued programming costs	23,703	20,279
Accrued compensation and related benefits	34,731	26,467
Accrued sales and other operating taxes	12,872	7,425
Accrued franchise fees	4,397	4,021
Deposits	6,840	6,300
Operating lease liabilities	5,633	3,772
Interest rate swap liability	26,662	30,646
Accrued insurance costs	5,542	7,292
Cash overdrafts	11,517	8,847
Equity investment payable(1)	13,387	13,387
Interest payable	5,172	4,128
Amount due to Hargray(2)	-	6,822
All other accrued liabilities	17,215	12,067
Total accounts payable and accrued liabilities	$203,387	$174,139

(1)	Consists of the unfunded portion of the Company’s equity investment in Wisper. Refer to note 6 for details on this transaction.
(2)	Consists of amount due to Hargray in connection with transition services provided as part of the Anniston Exchange. Refer to note 6 for details on this transaction.

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Operating lease liabilities	$9,098	$8,701
Accrued compensation and related benefits	11,010	10,086
Deferred revenue	6,854	4,981
MBI Net Option (as defined in note 6)(1)	123,620	73,310
All other noncurrent liabilities	5,959	3,549
Total other noncurrent liabilities	$156,541	$100,627

(1)	Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 6), consisting of a liability of $17.8 million and a liability of $105.8 million, respectively, as of December 31, 2021 and an asset of $0.7 million and a liability of $74.0 million, respectively, as of December 31, 2020. Refer to notes 6 and 13 for further information on the MBI Net Option (as defined in note 6).

6.	EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper ISP, LLC, a wireless internet service provider (“Wisper”), for total consideration of $25.3 million. The Company funded $11.9 million of the total consideration for Wisper in 2020 and expects to fund the remainder in 2022. On October 1, 2020, the Company contributed the Anniston System to Hargray in exchange for an approximately 15% equity interest on a fully diluted basis and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

On  May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis and recognized a $33.4 million non-cash gain as a result of the fair value remeasurement of the Company’s existing equity interest on the acquisition date.

On  October 1, 2021, the Company made a minority equity investment for a less than 10% ownership interest in Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband"), for $25.0 million. On October 18, 2021, the Company completed a minority equity investment for a less than 10% ownership interest in Tristar Acquisition I Corp, a special-purpose acquisition company ("Tristar"), for $20.8 million. On November 5, 2021, the Company invested an additional $50.0 million to acquire preferred units in Nextlink, increasing its equity interest to approximately 17%.

The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. As Tristar is publicly traded, the carrying value of the Company's Tristar investment is remeasured to fair value on a quarterly basis using market information.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	Ownership	As of December 31,
	Percentage	2021	2020
Cost Method Investments
Hargray(1), (2)	~15%	$-	$113,165
Nextlink	<20%	77,245	27,245
Point Broadband	<10%	25,000	-
Tristar	<10%	23,083	-
Others	<10%	13,170	10,066
Total cost method investments		$138,498	$150,476

Equity Method Investments
MBI(3)	45.0%	$557,715	$630,679
Wisper	40.4%	31,352	26,626
Total equity method investments		$589,067	$657,305

Total equity investments		$727,565	$807,781

(1)

Upon initial investment, the Company calculated the fair value of Hargray’s total enterprise value using a hybrid of both the discounted cash flow method of the income approach and the guideline public company method of the market approach. Significant assumptions used in the valuation include projected revenue growth rates, future EBITDA margins, future capital expenditures and an appropriate discount rate. The enterprise value less Hargray’s debt and unamortized debt issuance costs was multiplied by Cable One’s minority equity interest percentage to determine the Hargray investment’s carrying value. The resulting $82.6 million non-cash gain was calculated as the difference between this carrying value and the book value of the Anniston System’s net assets, including its proportionate share of the Company’s franchise agreement and goodwill assets. The approximately 15% equity interest in Hargray as of December 31, 2020 was on a fully diluted basis.

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
(3)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between  January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between  July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the "MBI Net Option") are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $123.6 million and $73.3 million as of  December 31, 2021 and  December 31, 2020, respectively, and was included within other noncurrent liabilities in the consolidated balance sheets. Refer to note 13 for further information on the MBI Net Option.

On December 28, 2021, the Company received a $68.7 million dividend distribution from MBI, which resulted in a corresponding decrease to the carrying value of the MBI investment. The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $508.3 million and $529.7 million as of December 31, 2021 and 2020, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Equity Method Investment Income (Loss)
MBI(1)	$(4,258)	$-
Wisper	4,726	1,376
Total	$468	$1,376

Other Income (Expense), Net
MBI Net Option change in fair value	$(50,310)	$(17,500)

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. The Company recognized $10.3 million of its pro rata share of MBI’s net income and $14.5 million of its pro rata share of basis difference amortization during 2021.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Cable distribution systems	$2,509,795	$1,916,048
Customer premise equipment	320,937	283,831
Other equipment and fixtures	472,319	463,469
Buildings and improvements	142,754	117,367
Capitalized software	89,662	107,107
Construction in progress	172,706	89,488
Land	12,134	13,293
ROU assets	11,241	10,314
Property, plant and equipment, gross	3,731,548	3,000,917
Less: Accumulated depreciation and amortization	(1,877,444)	(1,735,457)
Property, plant and equipment, net	$1,854,104	$1,265,460

The Company acquired $456.6 million and $22.0 million of property, plant and equipment in the Hargray and CableAmerica acquisitions, respectively.

Depreciation and amortization expense for property, plant and equipment was $264.4 million, $220.2 million and $197.5 million in 2021, 2020 and 2019, respectively.

In 2019, a portion of the Company’s previous headquarters building and adjoining property was sold for $6.3 million in gross proceeds and the Company recognized a related gain of $1.6 million.

8.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $967.9 million and $430.5 million at December 31, 2021 and 2020, respectively, with the increase attributable to $511.8 million and $25.6 million of goodwill recognized in the Hargray and CableAmerica acquisitions, respectively. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

		December 31, 2021			December 31, 2020
	Useful Life	Gross		Net	Gross		Net
	Range	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$857,100	$153,699	703,401	369,700	81,865	287,835
Trademarks and trade names	2.7 – 4.2	13,500	3,852	9,648	3,000	1,252	1,748
Wireless licenses	10 – 15	1,418	142	1,276	1,418	15	1,403
Total finite-lived intangible assets		$872,018	$157,693	$714,325	$374,118	$83,132	$290,986

Indefinite-Lived Intangible Assets
Franchise agreements				$2,139,312			$979,712
Trade names				7,500			7,500
Total indefinite-lived intangible assets				$2,146,812			$987,212

Total intangible assets, net				$2,861,137			$1,278,198

The increase in intangible assets from December 31, 2020 to December 31, 2021 related to customer relationships, trade names and franchise agreements acquired in the Hargray and CableAmerica acquisitions.

Intangible asset amortization expense was $74.6 million, $45.5 million and $19.2 million in 2021, 2020 and 2019, respectively.

The future amortization of existing finite-lived intangible assets as of December 31, 2021 was as follows (in thousands):

Year Ending December 31,	Amount
2022	$89,312
2023	78,075
2024	71,248
2025	65,964
2026	60,086
Thereafter	349,640
Total	$714,325

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

9.	LEASES

As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for buildings and fiber optic networks. These leases have remaining lease terms ranging from less than 1 year to 25 years, with some including an option to extend the lease for up to 15 additional years and some including an option to terminate the lease within 1 year.

As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from less than 1 year to 15 years, with some including a lessee option to extend the leases for up to 5 additional years and some including an option to terminate the lease within 1 year.

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

As of December 31, 2021, additional operating leases that have not yet commenced were not material. Additionally, lessor accounting disclosures were not material as of and for the years ended December 31, 2021 and 2020.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
ROU Assets
Property, plant and equipment, net:
Finance leases	$8,959	$8,979
Other noncurrent assets:
Operating leases	$15,501	$13,408

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$5,633	$3,772
Current portion of long-term debt:
Finance leases	$851	$661
Long-term debt:
Finance leases	$4,770	$4,805
Other noncurrent liabilities:
Operating leases	$9,098	$8,701
Total:
Finance leases	$5,621	$5,466
Operating leases	$14,731	$12,473

The components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Finance lease expense:
Amortization of ROU assets	$945	$812	$537
Interest on lease liabilities	369	382	302
Operating lease expense	6,362	5,480	5,260
Short-term lease expense	-	113	940
Variable lease expense	-	23	168
Total lease expense	$7,676	$6,810	$7,207

Amortization of ROU assets is included within depreciation and amortization expense; interest on lease liabilities is included within interest expense; and operating, short-term and variable lease expense is included within operating expenses and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Supplemental lessee financial information is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$770	$604	$925
Finance leases - operating cash flows	$369	$382	$302
Operating leases - operating cash flows	$6,190	$5,370	$5,293
ROU assets obtained in exchange for lease liabilities:
Finance leases(1)	$1,089	$127	$5,408
Operating leases(2)	$7,700	$1,131	$9,767

(1)	The amount for 2019 includes $3.9 million of ROU assets acquired in the Fidelity transaction.
(2)

The amount for 2021 includes $4.3 million of ROU assets acquired in the Hargray Acquisition. The amount for 2019 includes $3.3 million and $1.4 million of ROU assets acquired in the Clearwave and Fidelity transactions, respectively.

	As of December 31,
	2021	2020
Weighted average remaining lease term:
Finance leases (in years)	11.2	12.8
Operating leases (in years)	4.2	4.4
Weighted average discount rate:
Finance leases	6.03%	6.22%
Operating leases	4.75%	4.72%

As of December 31, 2021, the future maturities of existing lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2022	$1,181	$5,977
2023	1,188	4,292
2024	1,170	1,999
2025	1,046	1,254
2026	958	928
Thereafter	7,933	1,115
Total	13,476	15,565
Less: Present value discount	(7,855)	(834)
Lease liability	$5,621	$14,731

10.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2021	2020
Senior Credit Facilities (as defined below)	$2,311,890	$1,541,621
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	-
Finance lease liabilities	5,621	5,466
Total debt	3,887,511	2,197,087
Less: Unamortized debt discount	(20,602)	-
Less: Unamortized debt issuance costs	(28,572)	(21,897)
Less: Current portion of long-term debt	(38,837)	(26,392)
Total long-term debt	$3,799,500	$2,148,798

Senior Credit Facilities. In May 2021, the Company amended the third amended and restated credit agreement among the Company and its lenders, dated as of  October 30, 2020 (as amended, the “Credit Agreement”), to provide for a new seven-year incremental term “B” loan in an aggregate principal amount of $800.0 million maturing in 2028 (the “Term Loan B-4”). The Credit Agreement also provides for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”) and $625.0 million maturing in 2027 (the “Term Loan B-3”), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”).

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A-2 and the Revolving Credit Facility, 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), (ii) with respect to the Term Loan B-1, 1.75% for LIBOR loans and 0.75% for base rate loans, and (iii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.0% for LIBOR loans and 1.0% for base rate loans. Other than with respect to maturity, amortization and pricing, the Term Loan B-4 contains terms that are substantially similar to the Term Loan B-2 and Term Loan B-3.

The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors. The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to $700.0 million under the Credit Agreement plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Credit Agreement) is no greater than 3.0 to 1.0.

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

The Revolving Credit Facility gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio. The Company has issued letters of credit totaling $33.0 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper pledged certain assets in favor of the Company as collateral for issuing the letters of credit, which pledge was terminated in the third quarter of 2020 at the same time that the Company closed an equity investment in Wisper, and Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of December 31, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet.

As of December 31, 2021, the Company had $2.3 billion of aggregate outstanding term loan borrowings, $40.2 million of letter of credit issuances held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters that bore interest at a rate of 1.88% per annum and $459.8 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans under the Senior Credit Facilities as of December 31, 2021 is as follows (dollars in thousands):

					Final	Balance
	Draw	Original	Amortization	Outstanding	Maturity	Due Upon	Benchmark	Applicable	Interest
Instrument	Date(s)	Principal	Per Annum(1)	Principal	Date	Maturity	Rate	Margin(2)	Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$659,590	10/30/2025	$476,607	LIBOR	1.75%	1.85%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	243,125	10/30/2027	228,750	LIBOR	2.00%	2.10%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	613,175	10/30/2027	577,472	LIBOR	2.00%	2.10%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	796,000	5/3/2028	746,000	LIBOR	2.00%	2.10%
Total		$2,375,000		$2,311,890		$2,028,829

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

Notes.

Senior Notes

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

Convertible Notes

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

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	December 31, 2021
	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000
Less: Unamortized discount	(12,611)	(7,991)	(20,602)
Less: Unamortized debt issuance costs	(344)	(226)	(570)
Net carrying amount	$562,045	$336,783	$898,828

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Year Ended December 31, 2021
	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$3,202	$3,202
Amortization of discount	2,483	1,065	3,548
Amortization of debt issuance costs	68	30	98
Total interest expense	$2,551	$4,297	$6,848

General

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

Other. In connection with various financing transactions completed during 2021, 2020 and 2019 the Company capitalized $13.7 million, $15.1 million and $11.8 million of debt issuance costs and wrote-off to other expense $2.1 million, $6.2 million and $4.2 million of existing unamortized debt issuance costs, respectively. The Company recorded debt issuance cost amortization of $5.6 million, $4.3 million and $4.6 million during 2021, 2020 and 2019, respectively, within interest expense in the consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2021	2020
Revolving Credit Facility portion:
Other noncurrent assets	$2,576	$3,249
Term loans and Notes portion:
Long-term debt (contra account)	28,572	21,897
Total	$31,148	$25,146

The future maturities of outstanding borrowings as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,	Amount
2022	$37,986
2023	55,008
2024	76,285
2025	557,147
2026	591,709
Thereafter	2,563,755
Total	$3,881,890

The Company was in compliance with all debt covenants as of December 31, 2021.

In  March 2021, the Company terminated $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

11.	INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2021
U.S. Federal	$11,010	$36,514	$47,524
State and local	5,296	(7,055)	(1,759)
Total	$16,306	$29,459	$45,765

Year Ended December 31, 2020
U.S. Federal	$(14,633)	$74,164	$59,531
State and local	3,764	13,022	16,786
Total	$(10,869)	$87,186	$76,317

Year Ended December 31, 2019
U.S. Federal	$1,249	$43,270	$44,519
State and local	3,678	7,036	10,714
Total	$4,927	$50,306	$55,233

The income tax provision is different than the amount of income tax calculated by applying the U.S. Federal statutory rate of 21.0% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. Federal taxes at statutory rate	$70,902	$79,660	$49,101
State and local taxes, net of U.S. Federal tax	(1,389)	13,261	8,464
CARES Act benefit (as defined and described below)	-	(13,039)	-
Reversal of deferred tax liability on minority interest	(29,138)	-	-
Equity-based compensation	(5,651)	(10,993)	(5,296)
Valuation allowance	10,111	4,322	-
Section 162(m) limitation	2,205	1,564	656
Other items	(1,275)	1,542	2,308
Income tax provision	$45,765	$76,317	$55,233

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2021	2020
Other benefit obligations	$2,991	$1,789
Equity-based compensation	4,725	4,324
Net operating losses	4,062	2,951
Accrued bonus	4,941	3,947
Reserves	2,152	1,194
Lease liabilities	3,624	3,079
State tax credit	5,347	-
Interest rate swap	26,416	45,913
Unrealized capital losses	16,544	4,322
Other items	3,887	3,856
Deferred tax assets, gross	74,689	71,375
Less: Valuation allowance	(16,544)	(4,322)
Deferred tax assets, net	58,145	67,053

Property, plant and equipment	335,429	233,427
Goodwill and other intangible assets	553,691	160,442
Investments in subsidiaries and partnerships	12,230	29,043
ROU assets	5,638	5,121
Prepaid expenses	4,874	3,500
Other items	439	2,195
Deferred tax liabilities	912,301	433,728

Net deferred income tax liability	$854,156	$366,675

Pursuant to the Hargray Acquisition, deferred tax liabilities resulting from the book fair value adjustment increased significantly and future taxable income that will result from the reversal of existing taxable temporary differences for which deferred tax liabilities are recognized is sufficient to conclude it is more likely than not that the Company will realize all of its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to unrealized capital losses from the MBI Net Option cumulative loss that may not be realized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carrybacks to offset up to 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2021, 2020 and 2019 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As a result, the Company carried its 2019 U.S. Federal tax NOL back and generated a $13.0 million tax benefit in 2020, as a portion of the NOL was carried back to years that had higher enacted income tax rates.

On October 1, 2020, the Company acquired an approximately 15% equity interest in Hargray, a partnership. A deferred tax liability was recorded at that time to reflect the book and tax difference on the partnership’s outside basis. On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray and subsequently filed an election to treat Hargray, now wholly owned, as a corporation. ASC 740 requires that deferred tax liabilities be recognized unless the tax law provides a means by which the investment in a domestic subsidiary can be recovered tax free. Due to the election to treat Hargray as a wholly owned corporation, the Company expects to recover its outside basis in Hargray through tax-free means. The deferred tax liability recorded on the outside basis difference in Hargray was therefore reversed in the second quarter, resulting in a $29.1 million Federal deferred income tax benefit and a $6.0 million state deferred income tax benefit.

The Company had $5.3 million and $4.1 million of state tax credits and tax-effected state NOL carryforwards, respectively, at December 31, 2021, which will have expiration dates at various points between 2022 and 2040.

The Company is required to file annual corporate income tax returns for U.S. Federal as well as for various states where business is conducted. The Company is subject to examination by the Internal Revenue Service (the "IRS") and local taxing authorities in various states. The Company’s U.S. Federal income tax returns remain subject to examination by the IRS for the years 2018 onward. The Company’s state income tax returns are subject to examination by tax authorities for years 2017 onward, however, the NOL carryforwards and credit carryforwards arising prior to that year are still subject to adjustment by tax authorities.

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

A summary of the significant terms of the Company’s interest rate swap agreements is as follows (dollars in thousands):

	Entry	Effective	Maturity	Notional		Settlement	Fixed
	Date	Date	Date(1)	Amount	Settlement Type	Frequency	Base Rate
Swap A	3/7/2019	3/11/2019	3/11/2029	$850,000	Receive one-month LIBOR, pay fixed	Monthly	2.653%
Swap B	3/6/2019	6/15/2020	2/28/2029	350,000	Receive one-month LIBOR, pay fixed	Monthly	2.739%
Total				$1,200,000

(1)	Each swap may be terminated prior to the scheduled maturity at the election of the Company or the financial institution counterparty under the terms provided in each swap agreement.

The combined fair values of the Company’s interest rate swaps are reflected within the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2021	2020
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$26,662	$30,646
Noncurrent portion:
Interest rate swap liability	$81,627	$155,357
Total	$108,289	$186,003

Stockholders’ Equity:
Accumulated other comprehensive loss	$81,873	$140,090

The combined effect of the Company’s interest rate swaps on the consolidated statements of operations and comprehensive income is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Interest expense	$31,311	$22,509

Unrealized (gain) loss on cash flow hedges, gross	$(77,716)	$96,346
Less: Tax effect	19,499	(23,812)
Unrealized (gain) loss on cash flow hedges, net of tax	$(58,217)	$72,534

The Company does not hold any derivative instruments for speculative trading purposes.

13.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of December 31, 2021 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of December 31, 2021 were as follows (dollars in thousands):

	December 31, 2021
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$315,984	$315,984	Level 1
Liabilities:
Long-term debt (including current portion):
Term loans	$2,311,890	$2,312,723	Level 2
Senior Notes	$650,000	$640,250	Level 2
Convertible Notes	$920,000	$893,240	Level 2
Interest rate swap liability (including current portion):
Interest rate swaps	$108,289	$108,289	Level 2
Other noncurrent liabilities:
MBI Net Option	$123,620	$123,620	Level 3

Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the consolidated balance sheets. The fair value of the term loans and Notes are estimated based on market prices for similar instruments in active markets (level 2). Interest rate swaps are measured at fair value within the consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2). The fair value of the MBI Net Option is measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3).

The assumptions used to determine the fair value of the MBI Net Option as of December 31, 2021 consisted of the following:

	December 31, 2021		December 31, 2020
	Cable One	MBI	Cable One	MBI
Equity volatility	30.0%	30.0%	28.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	5.0%	6.5%	5.0%	6.5%
Cost of debt	4.0%		4.0%

The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI Net Option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. A change in one of these assumptions is not necessarily accompanied by a change in another assumption. Refer to note 6 for further information on the MBI Net Option.

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

Equity Offering. In May 2020, the Company completed a public offering of 287,500 shares of its common stock for total net proceeds of $469.8 million, after deducting underwriting discounts and offering expenses. The Company used a portion of the net proceeds to repay in full its then-outstanding borrowings of $100.0 million under the Revolving Credit Facility and used the remainder for general corporate purposes, including for acquisitions and strategic investments.

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Treasury shares of 129,037 held at December 31, 2021 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through December 31, 2021, the Company has repurchased 210,631 shares of its common stock at an aggregate cost of $104.9 million. No shares were repurchased during 2021.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during 2021, 2020 and 2019 were $8.5 million, $6.0 million and $3.0 million, for which the Company withheld 3,911, 3,861 and 3,521 shares of common stock, respectively.

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

The 2015 Plan provides that, subject to certain adjustments for specified corporate events, the maximum number of shares of Company common stock that may be issued under the 2015 Plan is 334,870, which is equal to the number of remaining shares of Company common stock available for future issuance under the Original 2015 Plan as of May 2, 2017, regardless of whether such shares were subject to outstanding awards as of such date, and no more than 329,962 shares may be issued pursuant to incentive stock options. At December 31, 2021, 82,314 shares were available for issuance under the 2015 Plan.

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

	Year Ended December 31,
	2021	2020	2019
Restricted stock (as defined below)	$17,014	$11,476	$7,994
SARs	3,040	3,116	4,306
Total	$20,054	$14,592	$12,300

The Company recognized excess tax benefits of $6.7 million, $11.1 million and $5.3 million related to equity-based awards during 2021, 2020 and 2019, respectively. The deferred tax asset related to all outstanding equity-based awards was $4.7 million as of December 31, 2021.

Restricted Stock. The Company has granted restricted shares of Company common stock subject to performance-based and/or service-based vesting conditions to certain employees of the Company. Restricted share awards generally cliff-vest on the three-year anniversary of the grant date or in three or four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), although certain individual awards have been granted with shorter vesting periods from time to time. Performance-based restricted shares are or were subject to performance metrics related primarily to three-year cumulative growth in Adjusted EBITDA less capital expenditures or year-over-year growth in Adjusted EBITDA and annual adjusted capital expenditures as a percentage of total revenues or Adjusted EBITDA. Restricted shares are subject to the terms and conditions of the Original 2015 Plan or the 2015 Plan (in the case of awards made on or following May 2, 2017) and are otherwise subject to the terms and conditions of the applicable award agreement.

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

Restricted shares, RSUs and DEUs are collectively referred to as “Restricted Stock.” A summary of Restricted Stock activity is as follows:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2018	40,876	$610.88
Granted	13,374	$885.66
Forfeited	(4,111)	$710.87
Vested and issued	(11,266)	$493.80
Outstanding as of December 31, 2019	38,873	$728.77
Granted	12,352	$1,573.50
Forfeited	(5,491)	$752.39
Vested and issued	(10,790)	$682.84
Outstanding as of December 31, 2020	34,944	$1,037.83
Granted	12,525	$2,144.03
Forfeited	(1,468)	$1,414.01
Vested and issued	(11,975)	$872.38
Outstanding as of December 31, 2021	34,026	$1,487.02

Vested and deferred as of December 31, 2021	5,978	$756.32

At December 31, 2021, there was $25.2 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.1 years.

Stock Appreciation Rights. The Company has granted SARs to certain executives and other employees of the Company. The SARs are generally scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the Original 2015 Plan or the 2015 Plan (in the case of awards made on or following May 2, 2017) and will otherwise be subject to the terms and conditions of the applicable award agreement.

A summary of SAR activity is as follows:

					Weighted
			Weighted		Average
		Weighted	Average	Aggregate	Remaining
	Stock	Average	Grant Date	Intrinsic	Contractual
	Appreciation	Exercise	Fair	Value	Term
	Rights	Price	Value	(in thousands)	(in years)
Outstanding as of December 31, 2018	90,605	$550.60	$122.29	$24,673	7.2
Granted	29,000	$900.90	$209.57	$-	8.8
Exercised	(26,092)	$491.12	$105.94	$20,143	-
Forfeited	(3,103)	$659.01	$154.49
Outstanding as of December 31, 2019	90,410	$676.41	$153.90	$73,419	7.5
Granted	8,000	$1,701.74	$423.92	$-	9.5
Exercised	(33,154)	$553.69	$120.91	$39,099	-
Forfeited	(6,891)	$846.81	$199.27
Outstanding as of December 31, 2020	58,365	$866.54	$204.29	$79,446	7.3
Granted	5,500	$1,970.24	$530.05	$-	9.5
Exercised	(16,524)	$658.98	$148.76	$21,298	-
Forfeited	(1,601)	$834.92	$201.50
Outstanding as of December 31, 2021	45,740	$1,075.34	$263.62	$32,897	7.1

Exercisable as of December 31, 2021	20,678	$792.50	$186.30	$20,149	6.1

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Expected volatility	27.44%	26.61%	21.69%
Risk-free interest rate	0.96%	0.43%	2.25%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	0.53%	0.56%	0.92%

The Black-Scholes model used to estimate the grant date fair value of the Company’s SARs requires the input of highly subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different for future SAR grants. The assumptions for 2021 SAR grants were determined as follows:

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

At December 31, 2021, there was $6.0 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.1 years.

16.	OTHER INCOME AND EXPENSE

Other income (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gain on Hargray step acquisition	$33,406	$-	$-
MBI Net Option fair value adjustment	(50,310)	(17,510)	-
Tristar mark-to-market adjustment	2,283	-	-
Write-off of debt issuance costs	(2,131)	(6,181)	(4,210)
Debt redemption call premium	-	-	(6,471)
Financing-related fees	(198)	(1,237)	(703)
Interest and investment income	11,580	8,517	6,477
Other	(632)	-	-
Other income (expense), net	$(6,002)	$(16,411)	$(4,907)

17.	NET INCOME PER COMMON SHARE

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income - basic	$291,824	$304,391	$178,582
Add: Convertible Notes interest expense, net of tax	5,136	-	-
Net income - diluted	$296,960	$304,391	$178,582

Denominator:
Weighted average common shares outstanding - basic	6,017,778	5,884,780	5,678,990
Effect of dilutive equity-based compensation awards(1)	36,547	52,802	58,866
Effect of dilution from if-converted Convertible Notes(2)	333,029	-	-
Weighted average common shares outstanding - diluted	6,387,354	5,937,582	5,737,856

Net Income per Common Share:
Basic	$48.49	$51.73	$31.45
Diluted	$46.49	$51.27	$31.12

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	3,444	288	409

(1)	Equity-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding.

18.	COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2021 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated effect and timing that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Programming			Other
	Purchase	Lease	Debt	Purchase
Year Ending December 31,	Commitments(1)	Payments(2)	Payments(3)	Obligations(4)	Total
2022	$200,257	$7,158	$37,986	$53,885	$299,286
2023	169,051	5,480	55,008	16,562	246,101
2024	106,868	3,169	76,285	5,694	192,016
2025	48,445	2,300	557,147	2,079	609,971
2026	-	1,886	591,709	1,405	595,000
Thereafter	-	9,048	2,563,755	6,365	2,579,168
Total	$524,621	$29,041	$3,881,890	$85,990	$4,521,542

(1)

Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2021 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to the Company’s outstanding finance and operating lease arrangements as of December 31, 2021.
(3)	Debt payments include principal repayment obligations for the Company’s outstanding debt instruments as of December 31, 2021.
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

The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $11.5 million, $10.5 million and $9.5 million for 2021, 2020 and 2019, respectively.

●

Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $31.4 million, $25.2 million and $22.7 million for 2021, 2020 and 2019, respectively. As the Company acts as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $42.1 million and $31.6 million as of December 31, 2021 and 2020, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.

●

The Company issued letters of credit totaling $33.0 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of December 31, 2021, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet. Refer to note 10 for further details on this transaction.

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

19.	SUBSEQUENT EVENT

On January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including a majority of Clearwave's operations and certain fiber assets of Hargray) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber"). The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service. Clearwave Fiber will be reported on Cable One’s balance sheet under the equity method of accounting, with the proportionate share of its net income (loss) each period reflected within Cable One's operating results on a one quarter lag.