Form 10-Q
period 2022-03-31
Cable One, Inc.
filed 2022-05-06
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of April 29, 2022
Common stock, par value $0.01	5,992,786

CABLE ONE, INC.

FORM 10-Q

References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”):

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

●	risks relating to existing or future acquisitions and strategic investments by us;
●	risks that the implementation of our new enterprise resource planning system disrupts business operations;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	the transition away from the London Interbank Offered Rate ("LIBOR") and the adoption of alternative reference rates;
●	risks associated with our convertible indebtedness;
●	our ability to continue to pay dividends;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
●	adverse economic conditions, labor shortages, supply chain disruptions and changes in rates of inflation;
●	lower demand for our residential data and business services;
●	fluctuations in our stock price;
●	dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
●	damage to our reputation or brand image;
●	our ability to retain key employees (whom we refer to as associates);
●	our ability to incur future indebtedness;
●	provisions in our charter that could limit the liabilities for directors; and
●

the other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described under "Risk Factors" in our 2021 Form 10-K.

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

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$368,166	$388,802
Accounts receivable, net	50,146	56,253
Income taxes receivable	8,051	24,193
Prepaid and other current assets	41,015	31,705
Total Current Assets	467,378	500,953
Equity investments	1,177,332	727,565
Property, plant and equipment, net	1,602,493	1,854,104
Intangible assets, net	2,744,906	2,861,137
Goodwill	927,981	967,913
Other noncurrent assets	39,330	42,322
Total Assets	$6,959,420	$6,953,994

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$182,251	$203,387
Deferred revenue	23,956	26,851
Current portion of long-term debt	43,105	38,837
Total Current Liabilities	249,312	269,075
Long-term debt	3,788,764	3,799,500
Deferred income taxes	896,374	854,156
Interest rate swap liability	21,390	81,627
Other noncurrent liabilities	67,433	156,541
Total Liabilities	5,023,273	5,160,899

Commitments and contingencies (refer to note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 6,011,790 and 6,046,362 shares outstanding as of March 31, 2022 and December 31, 2021, respectively)	62	62
Additional paid-in capital	560,845	555,640
Retained earnings	1,611,357	1,456,543
Accumulated other comprehensive loss	(25,391)	(82,795)
Treasury stock, at cost (163,609 and 129,037 shares held as of March 31, 2022 and December 31, 2021, respectively)	(210,726)	(136,355)
Total Stockholders' Equity	1,936,147	1,793,095
Total Liabilities and Stockholders' Equity	$6,959,420	$6,953,994

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2022	2021
Revenues	$426,726	$341,262
Costs and Expenses:
Operating (excluding depreciation and amortization)	119,421	101,464
Selling, general and administrative	87,766	69,042
Depreciation and amortization	87,919	68,530
(Gain) loss on asset sales and disposals, net	2,490	(120)
(Gain) loss on sale of business	(22,087)	-
Total Costs and Expenses	275,509	238,916
Income from operations	151,217	102,346
Interest expense	(30,080)	(23,581)
Other income (expense), net	88,060	8,100
Income before income taxes and equity method investment income (loss), net	209,197	86,865
Income tax provision	41,501	17,715
Income before equity method investment income (loss), net	167,696	69,150
Equity method investment income (loss), net	3,780	(568)
Net income	$171,476	$68,582

Net Income per Common Share
Basic	$28.49	$11.41
Diluted	$26.85	$11.19
Weighted Average Common Shares Outstanding:
Basic	6,018,881	6,012,402
Diluted	6,444,963	6,168,261

Unrealized gain on cash flow hedges and other, net of tax	$57,404	$55,467
Comprehensive income	$228,880	$124,049

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2021	6,046,362	$62	$555,640	$1,456,543	$(82,795)	$(136,355)	$1,793,095
Net income	-	-	-	171,476	-	-	171,476
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	57,404	-	57,404
Equity-based compensation	-	-	5,205	-	-	-	5,205
Issuance of equity awards, net of forfeitures	15,909	-	-	-	-	-	-
Repurchases of common stock	(47,800)	-	-	-	-	(69,695)	(69,695)
Withholding tax for equity awards	(2,681)	-	-	-	-	(4,676)	(4,676)
Dividends paid to stockholders ($2.75 per common share)	-	-	-	(16,662)	-	-	(16,662)
Balance at March 31, 2022	6,011,790	$62	$560,845	$1,611,357	$(25,391)	$(210,726)	$1,936,147

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	-	-	-	68,582	-	-	68,582
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	55,467	-	55,467
Equity-based compensation	-	-	4,127	-	-	-	4,127
Issuance of equity awards, net of forfeitures	10,398	-	-	-	-	-	-
Withholding tax for equity awards	(3,493)	-	-	-	-	(7,741)	(7,741)
Dividends paid to stockholders ($2.50 per common share)	-	-	-	(15,087)	-	-	(15,087)
Balance at March 31, 2021	6,034,609	$62	$539,713	$1,281,667	$(85,216)	$(135,579)	$1,600,647

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$171,476	$68,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,919	68,530
Non-cash interest expense	2,373	1,432
Equity-based compensation	5,205	4,127
Write-off of debt issuance costs	-	487
Change in deferred income taxes	23,788	7,131
(Gain) loss on asset sales and disposals, net	2,490	(120)
Gain on sale of business	(22,087)	-
Equity method investment (income) loss, net	(3,780)	568
Fair value adjustments	(84,735)	(5,560)
Changes in operating assets and liabilities:
Accounts receivable, net	3,289	8,416
Income taxes receivable	16,142	26,132
Prepaid and other current assets	(13,408)	(12,348)
Accounts payable and accrued liabilities	(447)	(3,042)
Deferred revenue	(115)	2,568
Other	609	(2,910)
Net cash provided by operating activities	188,719	163,993

Cash flows from investing activities:
Cash paid for debt and equity investments	(10,673)	-
Capital expenditures	(99,448)	(71,853)
Change in accrued expenses related to capital expenditures	225	5,004
Proceeds from sales of property, plant and equipment	250	151
Net cash used in investing activities	(109,646)	(66,698)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	895,850
Payment of debt issuance costs	-	(1,291)
Payments on long-term debt	(8,676)	(6,637)
Repurchases of common stock	(69,695)	-
Payment of withholding tax for equity awards	(4,676)	(7,741)
Dividends paid to stockholders	(16,662)	(15,087)
Net cash provided by (used in) financing activities	(99,709)	865,094

Increase (decrease) in cash and cash equivalents	(20,636)	962,389
Cash and cash equivalents, beginning of period	388,802	574,909
Cash and cash equivalents, end of period	$368,166	$1,537,298

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$22,393	$15,118
Cash paid for income taxes, net of refunds received	$(42)	$(15,586)

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. Cable One provided service to approximately 1.1 million residential and business customers, of which approximately 1,057,000 subscribed to data services, 238,000 subscribed to video services and 143,000 subscribed to voice services, as of March 31, 2022.

On October 1, 2020, the Company contributed its Anniston, Alabama system (the “Anniston System”) to Hargray in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis (the “Anniston Exchange”). On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis. The all-cash transaction was funded through a combination of cash on hand and proceeds from new indebtedness. Refer to note 2 for further details on this transaction.

On  December 30, 2021, the Company acquired certain assets and assumed certain liabilities from Cable America Missouri, LLC, a data, video and voice services provider in central Missouri ("CableAmerica"), for $113.1 million in cash on a debt-free basis. The all-cash transaction was financed with cash on hand. Refer to note 2 for further details on this transaction.

On  January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, L.L.C. ("Clearwave")) (the "Clearwave Fiber Contribution") and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber"). The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended  December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service. Clearwave Fiber is reported on Cable One’s balance sheet under the equity method of accounting, with the proportionate share of its net income (loss) each period reflected within Cable One's operating results on a one quarter lag. Refer to note 5 for further details on this transaction and on the Company’s other equity investments.

Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the SEC. As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2021 Form 10-K.

The December 31, 2021 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2021 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.

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

Recently Adopted Accounting Pronouncements. In  November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires additional disclosure around the type of any government assistance received and its impact on the consolidated financial statements. The Company adopted the updated guidance in the first quarter of 2022. The adoption did not have a material impact on the Company's consolidated financial statements.

In  October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires entities to apply existing revenue recognition guidance when recognizing and measuring contract assets acquired and contract liabilities assumed in a business combination. The Company adopted the updated guidance in the first quarter of 2022. The adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued But Not Yet Adopted Accounting Pronouncements. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR and other reference rates that are to be discontinued. The ASU may be adopted at any time through December 31, 2022. The Company currently holds certain debt and interest rate swaps that reference LIBOR. The Company plans to adopt ASU 2020-04 when the contracts underlying such instruments are amended as a result of reference rate reform. The Company is currently evaluating the expected impact of the adoption of this guidance on its consolidated financial statements.

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

Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $1.3 million and $4.4 million of acquisition costs during the three months ended March 31, 2022 and 2021, respectively. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations and comprehensive income.

The following acquisitions occurred during the periods presented:

CableAmerica. On  December 30, 2021, the Company acquired certain assets and assumed certain liabilities of CableAmerica, a data, video and voice services provider in central Missouri, for a preliminary purchase price of $113.1 million on a cash-free and debt-free basis.

Acquired identifiable intangible assets associated with the CableAmerica acquisition consisted of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$15,400	14.0
Trademark and trade name	$500	3.0
Franchise agreements	$49,600	Indefinite

Customer relationships and franchise agreements were valued using the multi-period excess earnings method (“MPEEM”) of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, customer attrition rates, future earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) margins, future capital expenditures and appropriate discount rates. No residual value was assigned to the acquired customer relationships, trademark and trade name or franchise agreements. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average amortization period for the acquired finite-lived intangible assets is 13.7 years.

The CableAmerica acquisition resulted in the recognition of $25.6 million of goodwill, which is deductible for tax purposes.

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

The following table summarizes the allocation of the Hargray purchase price consideration as of the acquisition date, reflecting immaterial measurement period adjustments (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$17,652	$-	$17,652
Accounts receivable	17,991	(62)	17,929
Income taxes receivable	-	720	720
Prepaid and other current assets	8,006	-	8,006
Property, plant and equipment	457,158	(525)	456,633
Intangible assets	1,592,000	-	1,592,000
Other noncurrent assets	4,636	2,940	7,576
Total Assets Acquired	2,097,443	3,073	2,100,516

Liabilities Assumed
Accounts payable and accrued liabilities	36,457	1,770	38,227
Deferred revenue (short-term portion)	8,462	-	8,462
Current portion of long-term debt	1,375	(1,375)	-
Long-term debt	2,912	(2,912)	-
Deferred income taxes	437,725	923	438,648
Other noncurrent liabilities	6,974	2,912	9,886
Total Liabilities Assumed	493,905	1,318	495,223

Net assets acquired	1,603,538	1,755	1,605,293
Purchase price consideration(1)	2,117,866	(756)	2,117,110
Goodwill recognized	$514,328	$(2,511)	$511,817

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

Acquired identifiable intangible assets associated with the Hargray Acquisition consisted of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$472,000	13.7
Trademark and trade name	$10,000	4.2
Franchise agreements	$1,110,000	Indefinite

Customer relationships and franchise agreements were valued using the MPEEM of the income approach. Significant assumptions used in the valuations include projected revenue growth rates, customer attrition rates, future EBITDA margins, future capital expenditures and appropriate discount rates. No residual value was assigned to the acquired customer relationships, trademark and trade name or franchise agreements. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average amortization period for the acquired finite-lived intangible assets is 13.5 years.

The Hargray Acquisition resulted in the recognition of $511.8 million of goodwill, which is not deductible for tax purposes.

3.      REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Residential:
Data	$230,153	$183,605
Video	84,658	76,017
Voice	11,896	10,477
Business services	76,498	60,362
Other	23,521	10,801
Total revenues	$426,726	$341,262

Franchise and other regulatory fees	$8,094	$6,152
Deferred commission amortization	$1,253	$1,468

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

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of March 31, 2022, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $26.9 million of current deferred revenue at December 31, 2021, $22.1 million was recognized during the three months ended March 31, 2022. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.      OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Trade receivables	$38,192	$41,947
Other receivables	14,534	16,847
Less: Allowance for credit losses	(2,580)	(2,541)
Total accounts receivable, net	$50,146	$56,253

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$2,541	$1,252
Additions - charged to costs and expenses	1,718	643
Deductions - write-offs	(3,261)	(2,451)
Recoveries collected	1,582	1,930
Ending balance	$2,580	$1,374

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid repairs and maintenance	$11,091	$4,788
Software implementation costs	1,336	1,199
Prepaid insurance	1,637	3,325
Prepaid rent	3,187	2,107
Prepaid software	7,820	6,982
Deferred commissions	3,609	4,295
All other current assets	12,335	9,009
Total prepaid and other current assets	$41,015	$31,705

Other noncurrent assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$12,354	$15,501
Deferred commissions	8,673	8,624
Software implementation costs	7,457	7,782
Debt issuance costs	2,410	2,576
Debt investment	2,000	-
Assets held for sale	3,896	3,819
All other noncurrent assets	2,540	4,020
Total other noncurrent assets	$39,330	$42,322

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$35,640	$35,716
Accrued programming costs	24,425	23,703
Accrued compensation and related benefits	24,833	34,731
Accrued sales and other operating taxes	8,879	12,872
Accrued franchise fees	3,734	4,397
Deposits	6,796	6,840
Operating lease liabilities	4,386	5,633
Interest rate swap liability	11,068	26,662
Accrued insurance costs	5,307	5,542
Cash overdrafts	13,479	11,517
Equity investment payable(1)	10,087	13,387
Interest payable	10,414	5,172
All other accrued liabilities	23,203	17,215
Total accounts payable and accrued liabilities	$182,251	$203,387

(1)

Consists of the unfunded portion of the Company’s equity investment in Wisper ISP, LLC (“Wisper”). In March 2022, the Company funded $3.3 million of the then outstanding investment payable to Wisper. Refer to note 5 for details on this investment.

Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities	$7,235	$9,098
Accrued compensation and related benefits	10,218	11,010
Deferred revenue	6,358	6,854
MBI Net Option (as defined in note 5)(1)	39,010	123,620
All other noncurrent liabilities	4,612	5,959
Total other noncurrent liabilities	$67,433	$156,541

(1)

Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 5), consisting of an asset of $27.6 million and a liability of $66.6 million, respectively, as of March 31, 2022 and a liability of $17.8 million and a liability of $105.8 million, respectively, as of December 31, 2021. Refer to notes 5 and 10 for further information on the MBI Net Option (as defined in note 5).

5.     EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper, a wireless internet service provider, for total consideration of $25.3 million. The Company has funded $15.2 million of the total consideration for Wisper and expects to fund the remainder within the next twelve months. On October 1, 2020, the Company contributed the Anniston System to Hargray, a data, video and voice services provider, in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

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

On  January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber. The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended  December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. The Company recognized a non-cash gain of $22.1 million associated with this transaction. On March 1, 2022, the Company funded Wisper $3.3 million of the then outstanding investment payable. On March 24, 2022, the Company invested an additional $5.4 million in Point Broadband, increasing its equity interest to approximately 7%.

The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. As Tristar is publicly traded, the carrying value of the Company's Tristar investment is remeasured to fair value on a quarterly basis using market information.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	Ownership	March 31,	December 31,
	Percentage	2022	2021
Cost Method Investments
Nextlink	<20%	$77,245	$77,245
Point Broadband	<10%	30,373	25,000
Tristar	<10%	23,208	23,083
Others	<10%	13,658	13,170
Total cost method investments		$144,484	$138,498

Equity Method Investments
Clearwave Fiber	~58%	$440,000	$-
MBI(1)	45.0%	560,496	557,715
Wisper	40.4%	32,352	31,352
Total equity method investments		$1,032,848	$589,067

Total equity investments		$1,177,332	$727,565

(1)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $39.0 million and $123.6 million as of March 31, 2022 and December 31, 2021, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 10 for further information on the MBI Net Option.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $502.9 million and $508.3 million as of March 31, 2022 and December 31, 2021, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Equity Method Investment Income (Loss)
MBI(1)	$2,781	$(1,214)
Wisper	999	646
Total	$3,780	$(568)

Other Income (Expense), Net
MBI Net Option change in fair value	$84,610	$5,560

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended March 31, 2022, the Company recognized $6.7 million of its pro rata share of MBI’s net income and $4.0 million of its pro rata share of basis difference amortization. For the three months ended  March 31, 2021, the Company recognized $1.4 million of its pro rata share of MBI’s net income and $2.7 million of its pro rata share of basis difference amortization.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

6.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cable distribution systems	$2,291,433	$2,509,795
Customer premise equipment	323,982	320,937
Other equipment and fixtures	464,784	472,319
Buildings and improvements	138,436	142,754
Capitalized software	91,802	89,662
Construction in progress	167,104	172,706
Land	12,363	12,134
Right-of-use assets	11,241	11,241
Property, plant and equipment, gross	3,501,145	3,731,548
Less: Accumulated depreciation and amortization	(1,898,652)	(1,877,444)
Property, plant and equipment, net	$1,602,493	$1,854,104

The Company contributed $280.0 million of property, plant and equipment to the Clearwave Fiber joint venture on January 1, 2022.

The Company classified $3.9 million of property, plant and equipment as held for sale as of March 31, 2022. Such assets are included within other noncurrent assets in the condensed consolidated balance sheet.

Depreciation and amortization expense for property, plant and equipment was $67.1 million and $58.0 million for the three months ended March 31, 2022 and 2021, respectively.

7.      GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $928.0 million at March 31, 2022 and $967.9 at December 31, 2021, with the $39.9 million decrease attributable to goodwill divested in the Clearwave Fiber transaction on January 1, 2022. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

		March 31, 2022			December 31, 2021
	Useful Life	Gross		Net	Gross		Net
	Range	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$788,042	$164,237	$623,805	$857,100	$153,699	$703,401
Trademarks and trade names	2.7 – 4.2	11,922	4,429	7,493	13,500	3,852	9,648
Wireless licenses	10 – 15	1,418	178	1,240	1,418	142	1,276
Total finite-lived intangible assets		$801,382	$168,844	$632,538	$872,018	$157,693	$714,325

Indefinite-Lived Intangible Assets
Franchise agreements				$2,111,568			$2,139,312
Trade names				800			7,500
Total indefinite-lived intangible assets				$2,112,368			$2,146,812

Total intangible assets, net				$2,744,906			$2,861,137

The $116.2 million decrease in the net carrying amount of intangible assets from December 31, 2021 to March 31, 2022 included $59.7 million of customer relationships, $8.1 million of trademarks and trade names and $27.7 million of franchise agreements divested in the Clearwave Fiber transaction on January 1, 2022.

Intangible asset amortization expense was $20.8 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively.

The future amortization of existing finite-lived intangible assets as of March 31, 2022 was as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining nine months)	$63,181
2023	73,111
2024	66,307
2025	61,279
2026	55,681
Thereafter	312,979
Total	$632,538

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.      DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Credit Facilities (as defined below)	$2,303,458	$2,311,890
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	5,378	5,621
Total debt	3,878,836	3,887,511
Less: Unamortized debt discount	(19,544)	(20,602)
Less: Unamortized debt issuance costs	(27,423)	(28,572)
Less: Current portion of long-term debt	(43,105)	(38,837)
Total long-term debt	$3,788,764	$3,799,500

Senior Credit Facilities. The Company has in place a credit agreement (the "Credit Agreement") that provides for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”), $625.0 million maturing in 2027 (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

Refer to the table below summarizing the Company’s outstanding term loans as of March 31, 2022 and note 10 to the Company’s audited consolidated financial statements included in the 2021 Form 10-K for further details on the Senior Credit Facilities.

The Company has issued letters of credit totaling $44.1 million under the Revolving Credit Facility on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program, as of March 31, 2022. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of March 31, 2022, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheets. Total letter of credit issuances under the Revolving Credit Facility were  $51.2 million at March 31, 2022 and bore interest at a rate of 1.88% per annum.

As of March 31, 2022, the Company had approximately  $2.3 billion of aggregate outstanding term loans and $448.8 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of March 31, 2022 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3) 10/1/2019(3)	$700,000	Varies(4)	$655,335	10/30/2025	$476,607	LIBOR	1.75%	2.21%
Term Loan B-2	1/7/2019	250,000	1.0%	242,500	10/30/2027	228,750	LIBOR	2.00%	2.46%
Term Loan B-3	6/14/2019(5) 10/30/2020(5)	625,000	1.0%	611,623	10/30/2027	577,472	LIBOR	2.00%	2.46%
Term Loan B-4	5/3/2021	800,000	1.0%	794,000	5/3/2028	746,000	LIBOR	2.00%	2.46%
Total		$2,375,000		$2,303,458		$2,028,829

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

(3)	On May 8, 2019, $250.0 million was drawn. On October 1, 2019, an additional $450.0 million was drawn. On October 30, 2020, the amortization schedule was reset.
(4)	Per annum amortization rates for years one through five following October 30, 2020 are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.
(5)	On June 14, 2019, $325.0 million was drawn. On October 30, 2020, an additional $300.0 million was drawn.

Senior Notes. In November 2020, the Company issued $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee.

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

The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, unless earlier repurchased, converted or redeemed. The 2026 Notes are scheduled to mature on March 15, 2026, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate for each of the 2026 Notes and the 2028 Notes is 0.4394 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes and 2028 Notes, as applicable (equivalent to an initial conversion price of $2,275.83 per share of common stock).

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

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(11,871)	(7,673)	(19,544)	(12,611)	(7,991)	(20,602)
Less: Unamortized debt issuance costs	(324)	(217)	(541)	(344)	(226)	(570)
Net carrying amount	$562,805	$337,110	$899,915	$562,045	$336,783	$898,828

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$970	$970	$-	$291	$291
Amortization of discount	740	318	1,058	222	95	317
Amortization of debt issuance costs	20	9	29	6	2	8
Total interest expense	$760	$1,297	$2,057	$228	$388	$616

Effective interest rate	0.5%	1.5%		0.5%	1.5%

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

Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Revolving Credit Facility portion:
Other noncurrent assets	$2,410	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	27,423	28,572
Total	$29,833	$31,148

The Company recorded debt issuance cost amortization of $1.3 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

The future maturities of outstanding borrowings as of March 31, 2022 were as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining nine months)	$29,554
2023	55,008
2024	76,285
2025	557,147
2026	591,709
Thereafter	2,563,755
Total	$3,873,458

The Company was in compliance with all debt covenants as of March 31, 2022.

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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2022	December 31, 2021
Liabilities:
Current portion:
Accounts payable and accrued liabilities	$11,068	$26,662
Noncurrent portion:
Interest rate swap liability	$21,390	$81,627
Total	$32,458	$108,289

Stockholders’ Equity:
Accumulated other comprehensive loss	$24,503	$81,873

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$7,609	$7,649

Unrealized gain on cash flow hedges, gross	$(75,831)	$(73,582)
Less: Tax effect	18,461	18,118
Unrealized gain on cash flow hedges, net of tax	$(57,370)	$(55,464)

The Company does not hold any derivative instruments for speculative trading purposes.

10.     FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2022 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of March 31, 2022 were as follows (in thousands):

	March 31, 2022
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$313,022	$313,022	Level 1
Liabilities:
Long-term debt (including current portion):
Term loans	$2,303,458	$2,279,580	Level 2
Senior Notes	$650,000	$598,000	Level 2
Convertible Notes	$920,000	$815,534	Level 2
Interest rate swap liability (including current portion):
Interest rate swaps	$32,458	$32,458	Level 2
Other noncurrent liabilities:
MBI Net Option	$39,010	$39,010	Level 3

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

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	March 31, 2022		December 31, 2021
	Cable One	MBI	Cable One	MBI
Equity volatility	30.0%	30.0%	30.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	6.5%	8.0%	5.0%	6.5%
Cost of debt	5.0%		4.0%

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

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the three months ended March 31, 2022 or 2021.

11.      STOCKHOLDERS’ EQUITY

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 163,609 held at March 31, 2022 include shares repurchased under the Company’s share repurchase program and shares withheld for withholding tax, as described below.

Share Repurchase Program. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through March 31, 2022, the Company had repurchased 258,431 shares of its common stock at an aggregate cost of $174.6 million, including 47,800 shares purchased at an aggregate cost of $69.7 million during the three months ended March 31, 2022.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended March 31, 2022 and 2021 were $4.7 million and $7.7 million, for which the Company withheld 2,681 and 3,493 shares of common stock, respectively.

12.      EQUITY-BASED COMPENSATION

The Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan”) provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers, employees and consultants of the Company are eligible for grants under the 2015 Plan as part of the Company’s approach to long-term incentive compensation. At March 31, 2022, 61,666 shares were available for issuance under the 2015 Plan.

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

	Three Months Ended March 31,
	2022	2021
Restricted Stock	$4,637	$3,424
SARs	568	703
Total	$5,205	$4,127

The Company recognized excess tax benefits of $0.6 million and $3.6 million during the three months ended March 31, 2022 and 2021, respectively. The deferred tax asset related to all outstanding equity-based awards was $4.2 million as of March 31, 2022.

Restricted Stock. A summary of Restricted Stock activity during the three months ended March 31, 2022 is as follows:

		Weighted
		Average Grant
	Restricted	Date Fair Value
	Stock	Per Share
Outstanding as of December 31, 2021	34,026	$1,487.02
Granted	16,849	$1,743.82
Forfeited	(940)	$1,882.16
Vested and issued	(7,186)	$1,164.87
Outstanding as of March 31, 2022	42,749	$1,633.70

Vested and deferred as of March 31, 2022	5,978	$756.32

At March 31, 2022, there was $39.9 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.8 years.

Stock Appreciation Rights. A summary of SARs activity during the three months ended March 31, 2022 is as follows:

					Weighted
			Weighted		Average
		Weighted	Average	Aggregate	Remaining
	Stock	Average	Grant	Intrinsic	Contractual
	Appreciation	Exercise	Date Fair	Value	Term
	Rights	Price	Value	(in thousands)	(in years)
Outstanding as of December 31, 2021	45,740	$1,075.34	$263.62	$32,897	7.1
Granted	-	$-	$-	$-	-
Exercised	-	$-	$-	$-	-
Forfeited	(1,750)	$1,492.73	$375.76
Outstanding as of March 31, 2022	43,990	$1,058.73	$259.16	$22,019	6.8

Exercisable as of March 31, 2022	27,365	$806.36	$190.78	$18,697	6.0

At March 31, 2022, there was $4.8 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.2 years.

13.      INCOME TAXES

The Company’s effective tax rate was 19.8% and 20.4% for the three months ended March 31, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the prior year quarter was due primarily to a $15.2 million increase in income tax benefit related to a change in the valuation allowance associated with the MBI Net Option, partially offset by a $4.9 million tax expense for the deferred tax liability establishment associated with the Clearwave Fiber Contribution tax outside basis difference and a $3.0 million decrease in excess tax benefit from equity-based compensation awards.

14.      OTHER INCOME AND EXPENSE

Other income (expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
MBI Net Option fair value adjustment	$84,610	$5,560
Write-off of debt issuance costs	-	(487)
Interest and investment income	3,443	3,225
Mark-to-market adjustments and other	7	(198)
Other income (expense), net	$88,060	$8,100

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income - basic	$171,476	$68,582
Add: Convertible Notes interest expense, net of tax	1,543	462
Net income - diluted	$173,019	$69,044

Denominator:
Weighted average common shares outstanding - basic	6,018,881	6,012,402
Effect of dilutive equity-based compensation awards(1)	21,834	40,443
Effect of dilution from if-converted Convertible Notes(2)	404,248	115,416
Weighted average common shares outstanding - diluted	6,444,963	6,168,261

Net Income per Common Share:
Basic	$28.49	$11.41
Diluted	$26.85	$11.19

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	16,319	7,232

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during both the three months ended March 31, 2022 and 2021.

16.      COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the condensed consolidated balance sheets. As of March 31, 2022, there have been no material changes to the contractual obligations previously disclosed in the 2021 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $44.1 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of March 31, 2022, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 8 for further details on this transaction.

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

Regulation in the Company’ s Industry. The Company’s operations are extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. Future legislative and regulatory changes could adversely affect the Company’s operations .

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2021 Form 10-K. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.

The results discussed below include Hargray operations for the period since the May 3, 2021 acquisition date and CableAmerica operations for the period since the December 30, 2021 acquisition date, and exclude the operations contributed to Clearwave Fiber (the "Clearwave Fiber Contribution") for the period since the January 1, 2022 contribution date. Hargray and CableAmerica operations are collectively referred to as the "Acquired Operations" within the following discussion.

Overview

We are a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern states as of March 31, 2022. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 73% of our customers located in seven states as of March 31, 2022: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 1.1 million residential and business customers out of approximately 2.7 million homes passed as of March 31, 2022. Of these customers, approximately 1,057,000 subscribed to data services, 238,000 subscribed to video services and 143,000 subscribed to voice services as of March 31, 2022.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first three months of 2022, they are residential data (53.9%), residential video (19.8%) and business services (data, voice and video: 17.9%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

We focus on growing our higher margin businesses, namely residential data and business services. Beginning in 2013, we began our shift away from our prior concentration on growing revenues through subscriber retention and maximizing customer primary service units (“PSUs”). We adapted our strategy to face the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, Adjusted EBITDA less capital expenditures and producing higher margins.

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013. We expect growth for this product line to continue over the long-term as we believe upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our WiFi support service will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider.

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. In 2021, we began the launch of Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. Currently, all of our homes passed in non-Hargray markets have access to Sparklight TV, and we are now working to expand access to the Hargray markets as well. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

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

We continue to experience increased competition, particularly from telephone companies, fiber and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 60% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. As of March 31, 2022, we offered Gigabit data service to nearly all of our homes passed and have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.

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

Our recent acquisitions and strategic investments include:

●

On May 3, 2021, we acquired the remaining approximately 85% equity interest in Hargray, a data, video and voice services provider to residential and business customers throughout Alabama, Florida, Georgia and South Carolina, that we did not already own for an approximately $2.0 billion cash purchase price that implied a $2.2 billion total enterprise value for Hargray on a cash-free and debt-free basis.

●

On October 1, 2021, we made a minority equity investment for a less than 10% ownership interest in Point Broadband, a fiber internet service provider, for $25.0 million. On March 24, 2022, we invested an additional $5.4 million in Point Broadband.

●	On October 18, 2021, we completed a minority equity investment for a less than 10% ownership interest in Tristar, a special-purpose acquisition company, for $20.8 million.

●	On November 5, 2021, we invested an additional $50.0 million in Nextlink, a wireless internet service provider, resulting in us owning an approximately 17% equity interest in Nextlink.

●	On December 30, 2021, we acquired certain assets and assumed certain liabilities from CableAmerica, a data, video and voice services provider in central Missouri, for $113.1 million in cash on a debt-free basis.

●	On January 1, 2022, we closed a joint venture transaction in which we contributed certain fiber operations (including certain fiber assets of Hargray) and certain unaffiliated third-party investors contributed cash, to a newly formed entity, Clearwave Fiber. The operations we contributed generated approximately 3% of our consolidated revenues for the three months ended December 31, 2021. Our approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. We recognized a non-cash gain of $22.1 million associated with this transaction. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service.

●	On April 1, 2022, we contributed our Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for an equity interest in MetroNet valued at $7.0 million and cash consideration of $7.0 million.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of March 31,		Annual Net Gain (Loss)
	2022	2021	Change	% Change
Residential data PSUs	962	799	163	20.4
Residential video PSUs	225	239	(14)	(6.0)
Residential voice PSUs	102	87	15	17.6
Total residential PSUs	1,289	1,125	164	14.6

Business data PSUs	95	81	14	16.6
Business video PSUs	13	13	1	4.1
Business voice PSUs	41	35	6	16.8
Total business services PSUs	149	129	20	15.4

Total data PSUs	1,057	880	177	20.1
Total video PSUs	238	252	(14)	(5.5)
Total voice PSUs	143	122	21	17.4
Total PSUs	1,438	1,254	184	14.7

Residential customer relationships	1,033	902	131	14.5
Business customer relationships	101	86	15	17.7
Total customer relationships	1,134	988	146	14.8

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

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Revenues

Revenues increased $85.5 million, or 25.0%, due primarily to $76.9 million from the Acquired Operations as well as an increase in higher margin residential data revenues, partially offset by the revenue decrease resulting from the Clearwave Fiber Contribution and decreases in residential video and residential voice revenues. Revenues for the first quarter of 2021 included $5.4 million from the operations contributed to Clearwave Fiber.

Revenues by service offering for the three months ended March 31, 2022 and 2021, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022		2021		2022 vs. 2021
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$230,153	53.9	$183,605	53.8	$46,548	25.4
Residential video	84,658	19.8	76,017	22.3	8,641	11.4
Residential voice	11,896	2.8	10,477	3.1	1,419	13.5
Business services	76,498	17.9	60,362	17.7	16,136	26.7
Other	23,521	5.5	10,801	3.2	12,720	117.8
Total revenues	$426,726	100.0	$341,262	100.0	$85,464	25.0

Residential data service revenues increased $46.5 million, or 25.4%, due primarily to $30.6 million from the Acquired Operations, as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers, including the migration of customers on our 100 Megabits per second ("Mbps") plan to our 200 Mbps plan in March 2022.

Residential video service revenues increased $8.6 million, or 11.4%, due primarily to $14.1 million from the Acquired Operations and a rate adjustment implemented in March 2022, partially offset by a decrease in residential video subscribers.

Residential voice service revenues increased $1.4 million, or 13.5%, due primarily to $2.6 million from the Acquired Operations, partially offset by a decrease in residential voice subscribers.

Business services revenues increased $16.1 million, or 26.7%, due primarily to $17.6 million from the Acquired Operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers, partially offset by the revenue decrease resulting from the Clearwave Fiber Contribution. Total business customer relationships increased 17.7% year-over-year.

Other revenues increased $12.7 million, or 117.8%, due primarily to $12.0 million from the Acquired Operations consisting primarily of regulatory revenues.

ARPU for the indicated service offerings for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Residential data	$79.96	$77.24	$2.72	3.5
Residential video	$119.91	$103.86	$16.05	15.5
Residential voice	$38.33	$39.59	$(1.26)	(3.2)
Business services	$253.33	$235.30	$18.03	7.7

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $119.4 million for the three months ended March 31, 2022 and increased $18.0 million, or 17.7%, compared to the three months ended March 31, 2021. The increase in operating expenses was primarily attributable to $22.7 million of additional expenses related to the Acquired Operations and a $1.5 million increase in labor and other compensation-related costs, partially offset by a $5.4 million reduction in programming expenses. Operating expenses as a percentage of revenues were 28.0% and 29.7% for the three months ended March 31, 2022 and 2021, respectively.

Selling, general and administrative expenses were $87.8 million for the three months ended March 31, 2022 and increased $18.7 million, or 27.1%, compared to the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily attributable to $16.0 million of additional expenses related to the Acquired Operations and increases of $2.2 million in marketing costs, $2.0 million in professional fees and $1.4 million in health insurance costs, partially offset by a $3.1 million decrease in acquisition-related costs. Selling, general and administrative expenses as a percentage of revenues were 20.6% and 20.2% for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization expense was $87.9 million for the three months ended March 31, 2022 and increased $19.4 million, or 28.3%, compared to the three months ended March 31, 2021. The increase in depreciation and amortization expense was primarily due to $24.4 million of additional expenses from the Acquired Operations, partially offset by lower expenses resulting from the Clearwave Fiber Contribution. Depreciation and amortization expense as a percentage of revenues was 20.6% and 20.1% for the three months ended March 31, 2022 and 2021, respectively.

We recognized a $22.1 million non-cash gain associated with the Clearwave Fiber Contribution.

Interest Expense

Interest expense was $30.1 million for the three months ended March 31, 2022 and increased $6.5 million, or 27.6%, compared to the three months ended March 31, 2021. The increase was driven primarily by additional outstanding debt throughout the period and higher interest rates.

Other Income (Expense), Net

Other income, net, was $88.1 million for the three months ended March 31, 2022 and consisted primarily of an $84.6 million non-cash gain on fair value adjustment associated with the MBI Net Option and interest and investment income. Other income, net, was $8.1 million for the three months ended March 31, 2021 and consisted primarily of a $5.6 million non-cash gain on fair value adjustment associated with the MBI Net Option and $3.2 million of investment and interest income, partially offset by $0.7 million of financing cost write-offs.

Income Tax Provision

Income tax provision was $41.5 million and $17.7 million for the three months ended March 31, 2022 and 2021, respectively, and our effective tax rate was 19.8% and 20.4% for the three months ended March 31, 2022 and 2021, respectively. The decrease in the effective tax rate was due primarily to a $15.2 million increase in income tax benefit related to a change in the valuation allowance associated with the MBI Net Option, partially offset by a $4.9 million tax expense for the deferred tax liability establishment associated with the Clearwave Fiber Contribution tax outside basis difference and a $3.0 million decrease in excess tax benefit from equity-based compensation awards.

Net Income

Net income was $171.5 million for the three months ended March 31, 2022 compared to $68.6 million for the three months ended March 31, 2021.

Unrealized Gain on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $57.4 million and  $55.5 million for the three months ended March 31, 2022 and 2021, respectively, and increased $1.9 million, or 3.5%, due to comparatively higher projected future increases in interest rates.

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

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the Credit Agreement and the Senior Notes Indenture to determine compliance with the covenants contained in the Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure used by us in our incentive compensation program. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended March 31,		2022 vs. 2021
(dollars in thousands)	2022	2021	$ Change	% Change
Net income	$171,476	$68,582	$102,894	150.0

Plus: Interest expense	30,080	23,581	6,499	27.6
Income tax provision	41,501	17,715	23,786	134.3
Depreciation and amortization	87,919	68,530	19,389	28.3
Equity-based compensation	5,205	4,127	1,078	26.1
(Gain) loss on deferred compensation	(65)	27	(92)	NM
Acquisition-related costs	1,282	4,370	(3,088)	(70.7)
(Gain) loss on asset sales and disposals, net	2,490	(120)	2,610	NM
System conversion costs	573	1,051	(478)	(45.5)
Rebranding costs	-	44	(44)	(100.0)
(Gain) loss on sale of business	(22,087)	-	(22,087)	NM
Equity method investment (income) loss, net	(3,780)	568	(4,348)	NM
Other (income) expense, net	(88,060)	(8,100)	(79,960)	NM

Adjusted EBITDA	$226,534	$180,375	$46,159	25.6

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

As part of our 45% minority equity interest in MBI, we acquired a call option to purchase all but not less than all of the remaining equity interests in MBI that we do not already own, which is exercisable at any time between January 1, 2023 and June 30, 2024. If we do not exercise the call option, then investors affiliated with GTCR LLC, a private equity firm based in Chicago, may exercise a put option under which we are obligated to purchase all but not less than all of the direct and indirect equity interests in MBI that we do not already own from all members of MBI other than us, which is exercisable at any time between July 1, 2025 through September 30, 2025. The purchase price payable upon the exercise of the call option or the put option, as applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA. We have not yet obtained the capital that we believe will be necessary to pay the purchase price if either the call option or the put option are exercised.

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$188,719	$163,993	$24,726	15.1
Net cash used in investing activities	(109,646)	(66,698)	(42,948)	64.4
Net cash provided by (used in) financing activities	(99,709)	865,094	(964,803)	(111.5)
Increase (decrease) in cash and cash equivalents	(20,636)	962,389	(983,025)	(102.1)
Cash and cash equivalents, beginning of period	388,802	574,909	(186,107)	(32.4)
Cash and cash equivalents, end of period	$368,166	$1,537,298	$(1,169,132)	(76.1)

The $24.7 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $46.2 million, a favorable change in accounts payable and lower acquisition-related and system conversion costs, partially offset by an increase in cash paid for interest, a smaller net income tax refund and an unfavorable change in accounts receivable.

The $42.9 million increase in net cash used in investing activities from the prior year period was due primarily to a $32.4 million increase in cash paid for capital expenditures and $10.7 million in debt and equity investments during the three months ended March 31, 2022 that did not occur in the prior year.

The $964.8 million change in net cash used in financing activities from the prior year period was due primarily to net proceeds of $894.6 million from the 2021 offering of the Convertible Notes (the “Convertible Notes Offering”) that did not recur, as well as $69.7 million of share repurchases during 2022 that did not occur in the prior year.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). Purchases under the share repurchase program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the share repurchase program through March 31, 2022, we have repurchased 258,431 shares of our common stock at an aggregate cost of $174.6 million, including 47,800 shares purchased at an aggregate cost of $69.7 million during the three months ended March 31, 2022. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2022, the Board approved a quarterly dividend of $2.75 per share of common stock, which was paid on March 4, 2022.

Financing Activity

Senior Credit Facilities

The Credit Agreement provides for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. As of March 31, 2022, letter of credit issuances under the Revolving Credit Facility totaled $51.2 million and bore interest at a rate of 1.88% per annum.

As of March 31, 2022, we had approximately $2.3 billion of aggregate outstanding term loans and $448.8 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of March 31, 2022 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3) 10/1/2019(3)	$700,000	Varies(4)	$655,335	10/30/2025	$476,607	LIBOR	1.75%	2.21%
Term Loan B-2	1/7/2019	250,000	1.0%	242,500	10/30/2027	228,750	LIBOR	2.00%	2.46%
Term Loan B-3	6/14/2019(5) 10/30/2020(5)	625,000	1.0%	611,623	10/30/2027	577,472	LIBOR	2.00%	2.46%
Term Loan B-4	5/3/2021	800,000	1.0%	794,000	5/3/2028	746,000	LIBOR	2.00%	2.46%
Total		$2,375,000		$2,303,458		$2,028,829

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

(3)	On May 8, 2019, $250.0 million was drawn. On October 1, 2019, an additional $450.0 million was drawn. On October 30, 2020, the amortization schedule was reset.
(4)	Per annum amortization rates for years one through five following October 30, 2020 are 2.5%, 2.5%, 5.0%, 7.5% and 12.5%, respectively.
(5)	On June 14, 2019, $325.0 million was drawn. On October 30, 2020, an additional $300.0 million was drawn.

Senior Notes

In November 2020, we completed the offering of $650.0 million aggregate principal amount of Senior Notes due 2030. The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under our Senior Credit Facilities or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.

Convertible Notes

In March 2021, we completed the Convertible Notes Offering of $575.0 million aggregate principal amount of 2026 Notes and $345.0 million aggregate principal amount of 2028 Notes. The Convertible Notes are senior unsecured obligations of ours and are guaranteed by our wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes do not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, unless earlier repurchased, converted or redeemed. The 2026 Notes are scheduled to mature on March 15, 2026, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate for each of the 2026 Notes and the 2028 Notes is 0.4394 shares of our common stock per $1,000 principal amount of 2026 Notes and 2028 Notes, as applicable (equivalent to an initial conversion price of $2,275.83 per share of common stock). The initial conversion price of each of the 2026 Notes and the 2028 Notes represents a premium of 25.0% over the last reported sale price of $1,820.83 per share of our common stock on March 2, 2021. The Convertible Notes are convertible at the option of the holders. The method of conversion into cash, shares of our common stock or a combination thereof is at our election.

Other Debt-Related Information

We were in compliance with all debt covenants as of March 31, 2022.

We recorded debt issuance cost amortization of $1.3 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Revolving Credit Facility portion:
Other noncurrent assets	$2,410	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	27,423	28,572
Total	$29,833	$31,148

Unamortized debt discount associated with the Convertible Notes was $19.5 million as of March 31, 2022. We recorded debt discount amortization of $1.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $7.6 million on interest rate swaps during both the three months ended March 31, 2022 and 2021, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.

Refer to notes 10 and 12 to our audited consolidated financial statements included in the 2021 Form 10-K and notes 8 and 9 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.

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

Our capital expenditures by category for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Customer premise equipment(1)	$27,805	$17,346
Commercial(2)	7,794	8,640
Scalable infrastructure(3)	15,760	15,725
Line extensions(4)	13,901	5,756
Upgrade/rebuild(5)	18,028	15,662
Support capital(6)	16,160	8,724
Total	$99,448	$71,853

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

As of March 31, 2022, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2021 Form 10-K.

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

There have been no material changes to our critical accounting policy and estimate disclosures described in our 2021 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2021 Form 10-K other than as set forth below.

As of March 31, 2022, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of March 31, 2022, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $598.0 million, $505.7 million and $309.9 million, respectively.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2022 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

As a result of the Hargray Acquisition on May 3, 2021, the Company has incorporated internal controls over financial reporting to include consolidation of Hargray and acquisition-related accounting and disclosures. The Hargray operations utilize separate information and accounting systems and processes, for which the Company has designed and implemented new internal controls effective in the first quarter of 2022.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2022 were as follows (dollars in thousands, except per share data):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid Per Share	or Programs(1)	Programs
January 1 to 31, 2022(2)	2,681	$1,743.82	-	$145,081
February 1 to 28, 2022	-	$-	-	$145,081
March 1 to 31, 2022	47,800	$1,458.06	47,800	$75,386
Total	50,481	$1,473.24	47,800

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amendment to the Amended and Restated By-laws of Cable One, Inc. effective February 14, 2022 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 14, 2022).

10.1	Third Supplemental Indenture, dated as of March 31, 2022, to that certain Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.00% Senior Notes due 2030.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: May 5, 2022

By:	/s/ Steven S. Cochran
	Name:	Steven S. Cochran
	Title:	Chief Financial Officer

Date: May 5, 2022