Form 10-Q
period 2022-06-30
Cable One, Inc.
filed 2022-08-05
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of July 29, 2022
Common stock, par value $0.01	5,879,342

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

●	risks relating to existing or future acquisitions and strategic investments by us;
●	risks that the implementation of our new enterprise resource planning system disrupts business operations;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will continue to rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	the transition away from the London Interbank Offered Rate ("LIBOR") and the adoption of alternative reference rates;
●	risks associated with our convertible indebtedness;
●	our ability to continue to pay dividends;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
●	adverse economic conditions, labor shortages, supply chain disruptions and changes in rates of inflation;
●	lower demand for our residential data and business services;
●	fluctuations in our stock price;
●	dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
●	damage to our reputation or brand image;
●	our ability to retain key employees (whom we refer to as associates);
●	our ability to incur future indebtedness;
●	provisions in our charter that could limit the liabilities for directors; and
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

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$279,978	$388,802
Accounts receivable, net	63,073	56,253
Income taxes receivable	13,659	24,193
Prepaid and other current assets	39,311	31,705
Total Current Assets	396,021	500,953
Equity investments	1,185,518	727,565
Property, plant and equipment, net	1,631,251	1,854,104
Intangible assets, net	2,708,895	2,861,137
Goodwill	928,947	967,913
Other noncurrent assets	44,444	42,322
Total Assets	$6,895,076	$6,953,994

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$164,780	$203,387
Deferred revenue	23,113	26,851
Current portion of long-term debt	47,374	38,837
Total Current Liabilities	235,267	269,075
Long-term debt	3,778,181	3,799,500
Deferred income taxes	915,494	854,156
Interest rate swap liability	-	81,627
Other noncurrent liabilities	60,630	156,541
Total Liabilities	4,989,572	5,160,899

Commitments and contingencies (refer to note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,916,571 and 6,046,362 shares outstanding as of June 30, 2022 and December 31, 2021, respectively)	62	62
Additional paid-in capital	566,796	555,640
Retained earnings	1,664,176	1,456,543
Accumulated other comprehensive income (loss)	7,255	(82,795)
Treasury stock, at cost (258,828 and 129,037 shares held as of June 30, 2022 and December 31, 2021, respectively)	(332,785)	(136,355)
Total Stockholders' Equity	1,905,504	1,793,095
Total Liabilities and Stockholders' Equity	$6,895,076	$6,953,994

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Revenues	$429,085	$401,749	$855,811	$743,011
Costs and Expenses:
Operating (excluding depreciation and amortization)	118,393	112,350	237,812	213,814
Selling, general and administrative	90,787	88,017	178,553	157,059
Depreciation and amortization	88,423	84,915	176,343	153,445
(Gain) loss on asset sales and disposals, net	2,173	1,058	4,663	938
(Gain) loss on sales of businesses	8,253	-	(13,833)	-
Total Costs and Expenses	308,029	286,340	583,538	525,256
Income from operations	121,056	115,409	272,273	217,755
Interest expense	(32,080)	(28,947)	(62,160)	(52,528)
Other income (expense), net	8,066	12,149	96,126	20,249
Income before income taxes and equity method investment income (loss), net	97,042	98,611	306,239	185,476
Income tax provision (benefit)	22,773	(8,616)	64,274	9,099
Income before equity method investment income (loss), net	74,269	107,227	241,965	176,377
Equity method investment income (loss), net	(5,024)	(1,074)	(1,244)	(1,642)
Net income	$69,245	$106,153	$240,721	$174,735

Net Income per Common Share:
Basic	$11.64	$17.65	$40.24	$29.06
Diluted	$11.11	$16.68	$38.05	$28.00
Weighted Average Common Shares Outstanding:
Basic	5,946,507	6,014,351	5,982,494	6,013,382
Diluted	6,369,649	6,455,817	6,407,106	6,312,843

Unrealized gain (loss) on cash flow hedges and other, net of tax	$32,646	$(16,021)	$90,050	$39,446
Comprehensive income	$101,891	$90,132	$330,771	$214,181

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Gain (Loss)	at cost	Equity
Balance at March 31, 2022	6,011,790	$62	$560,845	$1,611,357	$(25,391)	$(210,726)	$1,936,147
Net income	-	-	-	69,245	-	-	69,245
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	32,646	-	32,646
Equity-based compensation	-	-	5,951	-	-	-	5,951
Issuance of equity awards, net of forfeitures	647	-	-	-	-	-	-
Repurchases of common stock	(95,837)	-	-	-	-	(122,013)	(122,013)
Withholding tax for equity awards	(29)	-	-	-	-	(46)	(46)
Dividends paid to stockholders ($2.75 per common share)	-	-	-	(16,426)	-	-	(16,426)
Balance at June 30, 2022	5,916,571	$62	$566,796	$1,664,176	$7,255	$(332,785)	$1,905,504

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at March 31, 2021	6,034,609	$62	$539,713	$1,281,667	$(85,216)	$(135,579)	$1,600,647
Net income	-	-	-	106,153	-	-	106,153
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(16,021)	-	(16,021)
Equity-based compensation	-	-	5,279	-	-	-	5,279
Issuance of equity awards, net of forfeitures	2,037	-	-	-	-	-	-
Withholding tax for equity awards	(64)	-	-	-	-	(117)	(117)
Dividends paid to stockholders ($2.50 per common share)	-	-	-	(15,096)	-	-	(15,096)
Balance at June 30, 2021	6,036,582	$62	$544,992	$1,372,724	$(101,237)	$(135,696)	$1,680,845

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Gain (Loss)	at cost	Equity
Balance at December 31, 2021	6,046,362	$62	$555,640	$1,456,543	$(82,795)	$(136,355)	$1,793,095
Net income	-	-	-	240,721	-	-	240,721
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	90,050	-	90,050
Equity-based compensation	-	-	11,156	-	-	-	11,156
Issuance of equity awards, net of forfeitures	16,556	-	-	-	-	-	-
Repurchases of common stock	(143,637)	-	-	-	-	(191,709)	(191,709)
Withholding tax for equity awards	(2,710)	-	-	-	-	(4,721)	(4,721)
Dividends paid to stockholders ($5.50 per common share)	-	-	-	(33,088)	-	-	(33,088)
Balance at June 30, 2022	5,916,571	$62	$566,796	$1,664,176	$7,255	$(332,785)	$1,905,504

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	-	-	-	174,735	-	-	174,735
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	39,446	-	39,446
Equity-based compensation	-	-	9,406	-	-	-	9,406
Issuance of equity awards, net of forfeitures	12,435	-	-	-	-	-	-
Withholding tax for equity awards	(3,557)	-	-	-	-	(7,858)	(7,858)
Dividends paid to stockholders ($5.00 per common share)	-	-	-	(30,183)	-	-	(30,183)
Balance at June 30, 2021	6,036,582	$62	$544,992	$1,372,724	$(101,237)	$(135,696)	$1,680,845

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$240,721	$174,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,343	153,445
Non-cash interest expense	4,770	4,307
Equity-based compensation	11,156	9,406
Write-off of debt issuance costs	-	2,131
Change in deferred income taxes	29,582	(10,900)
(Gain) loss on asset sales and disposals, net	4,663	938
(Gain) loss on sales of businesses	(13,833)	-
Equity method investment (income) loss, net	1,244	1,642
Fair value adjustments	(90,724)	15,790
Gain on step acquisition	-	(33,406)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,149)	1,574
Income taxes receivable	10,534	24,218
Prepaid and other current assets	(7,219)	(7,134)
Accounts payable and accrued liabilities	(6,719)	9,787
Deferred revenue	(982)	2,521
Other	3,699	(1,429)
Net cash provided by operating activities	353,086	347,625

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(1,953,643)
Cash paid for debt and equity investments	(23,075)	-
Capital expenditures	(206,737)	(161,165)
Change in accrued expenses related to capital expenditures	5,094	8,616
Proceeds from sales of property, plant and equipment	319	229
Proceeds from sales of operations	9,227	-
Net cash used in investing activities	(215,172)	(2,105,963)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	1,695,850
Payment of debt issuance costs	-	(13,741)
Payments on long-term debt	(17,220)	(13,159)
Repurchases of common stock	(191,709)	-
Payment of withholding tax for equity awards	(4,721)	(7,858)
Dividends paid to stockholders	(33,088)	(30,183)
Deposits received for asset construction	-	1,485
Net cash provided by (used in) financing activities	(246,738)	1,632,394

Decrease in cash and cash equivalents	(108,824)	(125,944)
Cash and cash equivalents, beginning of period	388,802	574,909
Cash and cash equivalents, end of period	$279,978	$448,965

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$57,343	$46,950
Cash paid for income taxes, net of refunds received	$24,193	$(4,240)

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. Cable One provided service to approximately 1.1 million residential and business customers, of which approximately 1,059,000 subscribed to data services, 221,000 subscribed to video services and 140,000 subscribed to voice services, as of June 30, 2022.

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

2.      ACQUISITIONS

The Company accounts for certain acquisitions as business combinations pursuant to ASC 805 - Business Combinations. In accordance with ASC 805, the Company uses its best estimates and assumptions to assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date based on the information that is available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed for each acquisition, however, preliminary measurements of fair value for each acquisition are subject to change during the measurement period, and such changes could be material. The Company expects to finalize the valuation after each acquisition as soon as practicable but no later than one year after the acquisition date.

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

Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $1.2 million and $4.8 million of acquisition costs during the three months ended June 30, 2022 and 2021, respectively, and $2.5 million and $9.2 million of acquisition costs during the six months ended June 30, 2022 and 2021, respectively. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations and comprehensive income.

The following acquisitions occurred during the periods presented:

CableAmerica. On  December 30, 2021, the Company acquired certain assets and assumed certain liabilities of CableAmerica, a data, video and voice services provider in central Missouri, for a purchase price of $113.1 million on a cash-free and debt-free basis.

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

The following table summarizes the allocation of the Hargray purchase price consideration as of the acquisition date, reflecting immaterial measurement period adjustments (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$17,652	$-	$17,652
Accounts receivable	17,991	(62)	17,929
Income taxes receivable	-	720	720
Prepaid and other current assets	8,006	-	8,006
Property, plant and equipment	457,158	(525)	456,633
Intangible assets	1,592,000	-	1,592,000
Other noncurrent assets	4,636	2,940	7,576
Total Assets Acquired	2,097,443	3,073	2,100,516

Liabilities Assumed
Accounts payable and accrued liabilities	36,457	1,770	38,227
Deferred revenue (short-term portion)	8,462	-	8,462
Current portion of long-term debt	1,375	(1,375)	-
Long-term debt	2,912	(2,912)	-
Deferred income taxes	437,725	3,652	441,377
Other noncurrent liabilities	6,974	2,912	9,886
Total Liabilities Assumed	493,905	4,047	497,952

Net assets acquired	1,603,538	(974)	1,602,564
Purchase price consideration(1)	2,117,866	(756)	2,117,110
Goodwill recognized	$514,328	$218	$514,546

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

The Hargray Acquisition resulted in the recognition of $514.5 million of goodwill, which is not deductible for tax purposes.

3.      REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Residential:
Data	$233,330	$207,648	$463,483	$391,253
Video	84,761	87,240	169,419	163,257
Voice	10,715	12,112	22,610	22,589
Business services	76,660	76,616	153,152	136,978
Other	23,619	18,133	47,147	28,934
Total revenues	$429,085	$401,749	$855,811	$743,011

Franchise and other regulatory fees	$7,962	$8,110	$16,056	$14,262
Deferred commission amortization	$1,263	$1,265	$2,517	$2,733

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

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of June 30, 2022, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $26.9 million of current deferred revenue at December 31, 2021, $23.1 million was recognized during the six months ended June 30, 2022. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.      OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade receivables	$49,994	$41,947
Other receivables	16,334	16,847
Less: Allowance for credit losses	(3,255)	(2,541)
Total accounts receivable, net	$63,073	$56,253

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$2,580	$1,374	$2,541	$1,252
Additions - charged to costs and expenses	2,077	1,484	3,795	2,127
Deductions - write-offs	(2,631)	(1,405)	(5,892)	(3,856)
Recoveries collected	1,229	1,390	2,811	3,320
Ending balance	$3,255	$2,843	$3,255	$2,843

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid repairs and maintenance	$8,379	$4,788
Software implementation costs	1,349	1,199
Prepaid insurance	173	3,325
Prepaid rent	2,800	2,107
Prepaid software	6,179	6,982
Deferred commissions	2,976	4,295
Interest rate swap asset	4,685	-
All other current assets	12,770	9,009
Total prepaid and other current assets	$39,311	$31,705

Other noncurrent assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$11,470	$15,501
Deferred commissions	9,514	8,624
Software implementation costs	7,147	7,782
Debt issuance costs	2,243	2,576
Debt investment	2,000	-
Assets held for sale	3,527	3,819
Interest rate swap asset	6,097	-
All other noncurrent assets	2,446	4,020
Total other noncurrent assets	$44,444	$42,322

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$39,723	$35,716
Accrued programming costs	23,884	23,703
Accrued compensation and related benefits	32,841	34,731
Accrued sales and other operating taxes	11,399	12,872
Accrued franchise fees	3,902	4,397
Deposits	6,602	6,840
Operating lease liabilities	4,103	5,633
Interest rate swap liability	-	26,662
Accrued insurance costs	6,223	5,542
Cash overdrafts	8,506	11,517
Equity investment payable(1)	5,087	13,387
Interest payable	5,308	5,172
All other accrued liabilities	17,202	17,215
Total accounts payable and accrued liabilities	$164,780	$203,387

(1)

Consists of the unfunded portion of the Company’s equity investment in Wisper ISP, LLC (“Wisper”). The Company funded $8.3 million of the then outstanding investment payable to Wisper during the six months ended June 30, 2022. Refer to note 5 for details on this investment.

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities	$6,672	$9,098
Accrued compensation and related benefits	10,086	11,010
Deferred revenue	6,305	6,854
MBI Net Option (as defined in note 5)(1)	32,720	123,620
All other noncurrent liabilities	4,847	5,959
Total other noncurrent liabilities	$60,630	$156,541

(1)

Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 5), consisting of an asset of $28.9 million and a liability of $61.7 million, respectively, as of June 30, 2022 and a liability of $17.8 million and a liability of $105.8 million, respectively, as of December 31, 2021. Refer to notes 5 and 10 for further information on the MBI Net Option (as defined in note 5).

5.     EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper, a wireless internet service provider, for total consideration of $25.3 million. The Company has funded $20.2 million of the total consideration for Wisper and expects to fund the remainder within the next twelve months. On October 1, 2020, the Company contributed the Anniston System to Hargray, a data, video and voice services provider, in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

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

On  January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber. The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended  December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. The Company recognized a non-cash gain of $22.1 million associated with this transaction. On March 24, 2022, the Company invested an additional $5.4 million in Point Broadband, increasing its equity interest to approximately 7%. On April 1, 2022, the Company contributed its Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million. On June 1, 2022, the Company completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million.

The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. As Tristar is publicly traded, the carrying value of the Company's Tristar investment is remeasured to fair value on a quarterly basis using market information.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	Ownership	June 30,	December 31,
	Percentage	2022	2021
Cost Method Investments
MetroNet	<10%	$7,000	$-
Nextlink	<20%	77,245	77,245
Point Broadband	<10%	30,373	25,000
Tristar	<10%	22,907	23,083
Visionary	<10%	7,190	-
Others	<10%	12,980	13,170
Total cost method investments		$157,695	$138,498

Equity Method Investments
Clearwave Fiber	~58%	$429,075	$-
MBI(1)	45.0%	565,789	557,715
Wisper	40.4%	32,959	31,352
Total equity method investments		$1,027,823	$589,067

Total equity investments		$1,185,518	$727,565

(1)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $32.7 million and $123.6 million as of June 30, 2022 and December 31, 2021, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 10 for further information on the MBI Net Option.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $501.7 million and $508.3 million as of June 30, 2022 and December 31, 2021, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity Method Investment Income (Loss)
Clearwave Fiber	$(10,925)	$-	$(10,925)	$-
MBI(1)	5,293	(2,407)	8,074	(3,621)
Wisper	608	1,333	1,607	1,979
Total	$(5,024)	$(1,074)	$(1,244)	$(1,642)

Other Income (Expense), Net
MBI Net Option change in fair value	$6,290	$(21,350)	$90,900	$(15,790)

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended June 30, 2022, the Company recognized $8.5 million of its pro rata share of MBI’s net income and $3.2 million of its pro rata share of basis difference amortization. For the three months ended  June 30, 2021, the Company recognized $1.6 million of its pro rata share of MBI’s net income and $4.0 million of its pro rata share of basis difference amortization. For the six months ended June 30, 2022, the Company recognized $15.2 million of its pro rata share of MBI’s net income and $7.2 million of its pro rata share of basis difference amortization. For the six months ended June 30, 2021, the Company recognized $3.0 million of its pro rata share of MBI’s net income and $6.6 million of its pro rata share of basis difference amortization.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

6.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cable distribution systems	$2,360,973	$2,509,795
Customer premise equipment	330,392	320,937
Other equipment and fixtures	462,366	472,319
Buildings and improvements	134,832	142,754
Capitalized software	92,080	89,662
Construction in progress	177,533	172,706
Land	12,280	12,134
Right-of-use assets	11,241	11,241
Property, plant and equipment, gross	3,581,697	3,731,548
Less: Accumulated depreciation and amortization	(1,950,446)	(1,877,444)
Property, plant and equipment, net	$1,631,251	$1,854,104

The Company contributed $280.0 million of property, plant and equipment, net, to the Clearwave Fiber joint venture on January 1, 2022 and recognized a $22.1 million non-cash gain on the transaction. The Company divested $6.8 million of property, plant and equipment, net, in the dispositions of our Tallahassee, Florida system and certain other non-core assets during the three months ended June 30, 2022 and recognized an $8.3 million non-cash loss.

The Company classified $3.5 million of property, plant and equipment as held for sale as of June 30, 2022. Such assets are included within other noncurrent assets in the condensed consolidated balance sheet.

Depreciation and amortization expense for property, plant and equipment was $67.6 million and $65.9 million for the three months ended June 30, 2022 and 2021, respectively, and $134.8 million and $123.9 million for the six months ended June 30, 2022 and 2021, respectively.

7.      GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $928.9 million at June 30, 2022 and $967.9 at December 31, 2021, with the decrease attributable to $39.9 million of goodwill divested in the Clearwave Fiber transaction on January 1, 2022 and $1.8 million of goodwill divested in other transactions during the three months ended June 30, 2022, partially offset by a $2.7 million increase in goodwill related to a measurement period adjustment associated with the Hargray Acquisition. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

		June 30, 2022			December 31, 2021
	Useful Life	Gross		Net	Gross		Net
	Range	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$781,344	$181,462	$599,882	$857,100	$153,699	$703,401
Trademarks and trade names	2.7 – 4.2	11,846	5,383	6,463	13,500	3,852	9,648
Wireless licenses	10 – 15	1,418	214	1,204	1,418	142	1,276
Total finite-lived intangible assets		$794,608	$187,059	$607,549	$872,018	$157,693	$714,325

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,139,312
Trade names				800			7,500
Total indefinite-lived intangible assets				$2,101,346			$2,146,812

Total intangible assets, net				$2,708,895			$2,861,137

The $152.2 million decrease in the net carrying amount of intangible assets from December 31, 2021 to June 30, 2022 included $59.7 million of customer relationships, $8.1 million of trademarks and trade names and $27.7 million of franchise agreements divested in the Clearwave Fiber transaction on January 1, 2022 and an additional $4.0 million of customer relationships, $0.2 million of trademarks and trade names and $11.0 million of franchise agreements divested in other transactions during the three months ended June 30, 2022.

Intangible asset amortization expense was $20.8 million and $19.0 million for the three months ended June 30, 2022 and 2021, respectively, and $41.6 million and $29.5 million for the six months ended June 30, 2022 and 2021, respectively.

The future amortization of existing finite-lived intangible assets as of June 30, 2022 was as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining six months)	$42,061
2023	72,618
2024	65,828
2025	60,840
2026	55,326
Thereafter	310,876
Total	$607,549

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.      DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Credit Facilities (as defined below)	$2,295,025	$2,311,890
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	5,267	5,621
Total debt	3,870,292	3,887,511
Less: Unamortized debt discount	(18,475)	(20,602)
Less: Unamortized debt issuance costs	(26,262)	(28,572)
Less: Current portion of long-term debt	(47,374)	(38,837)
Total long-term debt	$3,778,181	$3,799,500

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

Refer to the table below summarizing the Company’s outstanding term loans as of June 30, 2022 and note 10 to the Company’s audited consolidated financial statements included in the 2021 Form 10-K for further details on the Senior Credit Facilities.

As of June 30, 2022, the Company had approximately  $2.3 billion of aggregate outstanding term loans, $51.2 million of outstanding letters of credit and $448.8 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of June 30, 2022 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3) 10/1/2019(3)	$700,000	Varies(4)	$651,079	10/30/2025	$476,607	LIBOR	1.75%	3.42%
Term Loan B-2	1/7/2019	250,000	1.0%	241,875	10/30/2027	228,750	LIBOR	2.00%	3.67%
Term Loan B-3	6/14/2019(5) 10/30/2020(5)	625,000	1.0%	610,071	10/30/2027	577,472	LIBOR	2.00%	3.67%
Term Loan B-4	5/3/2021	800,000	1.0%	792,000	5/3/2028	746,000	LIBOR	2.00%	3.67%
Total		$2,375,000		$2,295,025		$2,028,829

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

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(11,123)	(7,352)	(18,475)	(12,611)	(7,991)	(20,602)
Less: Unamortized debt issuance costs	(304)	(208)	(512)	(344)	(226)	(570)
Net carrying amount	$563,573	$337,440	$901,013	$562,045	$336,783	$898,828

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$970	$970	$-	$970	$970	$-	$1,941	$1,941	$-	$1,261	$1,261
Amortization of discount	748	321	1,069	748	321	1,069	1,488	639	2,127	970	416	1,386
Amortization of debt issuance costs	20	9	29	20	9	29	40	18	58	26	12	38
Total interest expense	$768	$1,300	$2,068	$768	$1,300	$2,068	$1,528	$2,598	$4,126	$996	$1,689	$2,685

Effective interest rate	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%		0.5%	1.5%

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

Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving Credit Facility portion:
Other noncurrent assets	$2,243	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	26,262	28,572
Total	$28,505	$31,148

The Company recorded debt issuance cost amortization of $1.3 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

The future maturities of outstanding borrowings as of June 30, 2022 were as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining six months)	$21,121
2023	55,008
2024	76,285
2025	557,147
2026	591,709
Thereafter	2,563,755
Total	$3,865,025

The Company has issued letters of credit totaling $44.1 million on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program, as of June 30, 2022. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of June 30, 2022, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheets. Total letter of credit issuances under the Revolving Credit Facility were $51.2 million at June 30, 2022 and accrued fees at a rate of approximately 1.88% per annum.

On May 3, 2022, the Company entered into a letter of credit agreement with MUFG Bank, Ltd. ("MUFG") which provides for an additional $75.0 million letter of credit issuing capacity. No letters of credit were issued under this agreement as of June 30, 2022.

The Company was in compliance with all debt covenants as of June 30, 2022.

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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Current portion:
Prepaid and other current assets	$4,685	$-
Noncurrent portion:
Other noncurrent assets	$6,097	$-

Liabilities:
Current portion:
Accounts payable and accrued liabilities	$-	$26,662
Noncurrent portion:
Interest rate swap liability	$-	$81,627

Net Asset (Liability)	$10,782	$(108,289)

Stockholders’ Equity:
Accumulated other comprehensive income (loss)	$8,140	$(81,873)

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$5,800	$7,803	$13,409	$15,451

Unrealized gain (loss) on cash flow hedges, gross	$43,240	$(21,013)	$119,071	$52,569
Less: Tax effect	(10,597)	4,989	(29,058)	(13,130)
Unrealized gain (loss) on cash flow hedges, net of tax	$32,643	$(16,024)	$90,013	$39,439

The Company does not hold any derivative instruments for speculative trading purposes.

10.     FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2022 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of June 30, 2022 were as follows (in thousands):

	June 30, 2022
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$191,557	$191,557	Level 1
Commercial paper	$50,112	$49,960	Level 2
Other noncurrent assets (including current portion):
Interest rate swap asset	$10,782	$10,782	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$2,295,025	$2,230,122	Level 2
Senior Notes	$650,000	$528,775	Level 2
Convertible Notes	$920,000	$762,715	Level 2
Other noncurrent liabilities:
MBI Net Option	$32,720	$32,720	Level 3

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

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	June 30, 2022		December 31, 2021
	Cable One	MBI	Cable One	MBI
Equity volatility	30.0%	30.0%	30.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	7.5%	9.0%	5.0%	6.5%
Cost of debt	6.5%		4.0%

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

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the six months ended June 30, 2022 or 2021.

11.      STOCKHOLDERS’ EQUITY

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 258,828 held at June 30, 2022 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.

Share Repurchase Programs. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock) (the "2015 Program"). On May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock) (the "2022 Program" and, together with the 2015 Program, the "Share Repurchase Programs"). At the end of the second quarter of 2022, the Company had exhausted the share repurchase authorization under the 2015 Program and had $403.4 million of remaining share repurchase authorization under the 2022 Program. Additional purchases under the 2022 Program  may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the Share Repurchase Programs through June 30, 2022, the Company had repurchased 354,268 shares of its common stock at an aggregate cost of $296.6 million, including 143,637 shares purchased at an aggregate cost of$191.7 million during the six months ended June 30, 2022.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the six months ended June 30, 2022 and 2021 were $4.7 million and $7.9 million, for which the Company withheld 2,710 and 3,557 shares of common stock, respectively.

12.      EQUITY-BASED COMPENSATION

At the Company’s 2022 annual meeting of stockholders held on May 20, 2022, the Company’s stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”), which had been previously approved, subject to stockholder approval, by the Board on March 28, 2022. The 2022 Plan superseded and replaced the then existing Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan” and, together with the 2022 Plan, the "Incentive Compensation Plans"), provided, however, that any awards previously granted under the 2015 Plan will remain in effect pursuant to their respective terms. No further awards will be granted under the 2015 Plan. The 2015 Plan provided for, and the 2022 Plan provides for, grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers, employees and consultants of the Company are eligible for grants under the Incentive Compensation Plans as part of the Company’s long-term incentive compensation programs. At June 30, 2022, 470,410 shares were available for issuance under the 2022 Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted Stock	$5,185	$4,549	$9,822	$7,973
SARs	766	730	1,334	1,433
Total	$5,951	$5,279	$11,156	$9,406

The Company recognized excess tax benefits of $0.0 million and $0.9 million during the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $4.5 million during the six months ended June 30, 2022 and 2021, respectively. The deferred tax asset related to all outstanding equity-based awards was $5.0 million as of June 30, 2022.

Restricted Stock. A summary of Restricted Stock activity during the six months ended June 30, 2022 is as follows:

		Weighted
		Average Grant
	Restricted	Date Fair Value
	Stock	Per Share
Outstanding as of December 31, 2021	34,026	$1,487.02
Granted	18,707	$1,692.29
Forfeited	(1,282)	$1,899.54
Vested and issued	(7,451)	$1,178.21
Outstanding as of June 30, 2022	44,000	$1,614.57

Vested and deferred as of June 30, 2022	6,927	$889.05

At June 30, 2022, there was $36.4 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Appreciation Rights. A summary of SARs activity during the six months ended June 30, 2022 is as follows:

					Weighted
			Weighted		Average
		Weighted	Average	Aggregate	Remaining
	Stock	Average	Grant	Intrinsic	Contractual
	Appreciation	Exercise	Date Fair	Value	Term
	Rights	Price	Value	(in thousands)	(in years)
Outstanding as of December 31, 2021	45,740	$1,075.34	$263.62	$32,897	7.1
Granted	-	$-	$-	$-	-
Exercised	(1,500)	$765.50	$182.44	$805	-
Forfeited	(1,750)	$1,492.73	$375.76
Expired	(375)	$1,851.23	$469.52
Outstanding as of June 30, 2022	42,115	$1,062.12	$260.02	$15,550	6.5

Exercisable as of June 30, 2022	27,115	$815.46	$192.80	$13,815	5.8

At June 30, 2022, there was $4.2 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.1 years.

13.      INCOME TAXES

The Company’s effective tax rate was 23.5% and -8.7% for the three months ended June 30, 2022 and 2021, respectively, and 21.0% and 4.9% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended June 30, 2022 compared to the prior year quarter was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray in the prior year that did not recur. The increase in the effective tax rate for the six months ended June 30, 2022 compared to the prior year period was due primarily to the aforementioned $35.4 million income tax benefit, partially offset by $20.4 million of income tax expense related to a change in valuation allowance in the prior year that did not recur.

14.      OTHER INCOME AND EXPENSE

Other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MBI Net Option fair value adjustment	$6,290	$(21,350)	$90,900	$(15,790)
Write-off of debt issuance costs	-	(1,644)	-	(2,131)
Interest and investment income	3,043	2,392	6,485	5,617
Gain on step acquisition	-	33,406	-	33,406
Mark-to-market adjustments and other	(1,267)	(655)	(1,259)	(853)
Other income (expense), net	$8,066	$12,149	$96,126	$20,249

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income - basic	$69,245	$106,153	$240,721	$174,735
Add: Convertible Notes interest expense, net of tax	1,551	1,551	3,095	2,014
Net income - diluted	$70,796	$107,704	$243,816	$176,749

Denominator:
Weighted average common shares outstanding - basic	5,946,507	6,014,351	5,982,494	6,013,382
Effect of dilutive equity-based compensation awards(1)	18,894	37,218	20,364	38,831
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	404,248	260,630
Weighted average common shares outstanding - diluted	6,369,649	6,455,817	6,407,106	6,312,843

Net Income per Common Share:
Basic	$11.64	$17.65	$40.24	$29.06
Diluted	$11.11	$16.68	$38.05	$28.00

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	14,667	8,415	14,667	8,415

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during all periods presented.

16.      COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the condensed consolidated balance sheets. As of June 30, 2022, there have been no material changes to the contractual obligations previously disclosed in the 2021 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $44.1 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of June 30, 2022, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 8 for further details on this transaction.

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

Regulation in the Company’s Industry. The Company’s operations are extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease-and-desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. Future legislative and regulatory changes could adversely affect the Company’s operations.

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

Overview

We are a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern states as of June 30, 2022. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 73% of our customers located in seven states as of June 30, 2022: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 1.1 million residential and business customers out of approximately 2.7 million homes passed as of June 30, 2022. Of these customers, approximately 1,059,000 subscribed to data services, 221,000 subscribed to video services and 140,000 subscribed to voice services as of June 30, 2022.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first six months of 2022, they are residential data (54.2%), residential video (19.8%) and business services (data, voice and video: 17.9%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

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

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced growth in residential data customers and revenues every year since 2013. We expect growth for this product line to continue over the long-term as we believe upgrades in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our WiFi support service will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider. We experienced elevated growth rates in residential data customers and revenues during the first two years of the COVID-19 pandemic, but are now seeing a return to more normalized, pre-pandemic growth patterns.

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

We continue to experience increased competition, particularly from telephone companies, fiber and municipal overbuilders, over-the-top (“OTT”) video providers and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. More than 60% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We offer Gigabit data service to nearly all of our homes passed and have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.

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

●	On October 18, 2021, we completed a minority equity investment for a less than 10% ownership interest in Tristar, a special-purpose acquisition company, for $20.8 million.

●	On November 5, 2021, we invested an additional $50.0 million in Nextlink, a wireless internet service provider, resulting in us owning an approximately 17% equity interest in Nextlink.

●	On December 30, 2021, we acquired certain assets and assumed certain liabilities from CableAmerica, a data, video and voice services provider in central Missouri, for $113.1 million in cash on a debt-free basis.

●	On January 1, 2022, we closed a joint venture transaction in which we contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash, to a newly formed entity, Clearwave Fiber. The operations we contributed generated approximately 3% of our consolidated revenues for the three months ended December 31, 2021. Our approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. We recognized a non-cash gain of $22.1 million associated with this transaction. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service.

●	On April 1, 2022, we contributed our Tallahassee, Florida system to MetroNet, a fiber internet service provider, in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million.

●	On June 1, 2022, we completed a minority equity investment for a less than 10% ownership interest in Visionary, an internet service provider, for $7.2 million.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of June 30,		Annual Net Gain (Loss)
	2022	2021	Change	% Change
Residential data PSUs	964	923	41	4.4
Residential video PSUs	208	272	(64)	(23.6)
Residential voice PSUs	99	110	(11)	(10.2)
Total residential PSUs	1,270	1,305	(35)	(2.6)

Business data PSUs	96	94	2	1.7
Business video PSUs	13	14	(2)	(13.3)
Business voice PSUs	41	44	(3)	(5.8)
Total business services PSUs	149	152	(3)	(1.9)

Total data PSUs	1,059	1,017	43	4.2
Total video PSUs	221	287	(66)	(23.1)
Total voice PSUs	140	153	(14)	(9.0)
Total PSUs	1,420	1,457	(37)	(2.6)

Residential customer relationships	1,025	1,032	(7)	(0.7)
Business customer relationships	102	102	(1)	(0.8)
Total customer relationships	1,126	1,134	(8)	(0.7)

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

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

Revenues

Revenues increased $27.3 million, or 6.8%, due primarily to $25.2 million of additional revenues from the Acquired Operations as well as an increase in higher margin residential data and business services revenues, partially offset by the contribution of Clearwave operations to Clearwave Fiber that generated $5.6 million of revenues in the prior year quarter and decreases in residential video and residential voice revenues.

Revenues by service offering for the three months ended June 30, 2022 and 2021, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2022		2021		2022 vs. 2021
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$233,330	54.4	$207,648	51.7	$25,682	12.4
Residential video	84,761	19.8	87,240	21.7	(2,479)	(2.8)
Residential voice	10,715	2.5	12,112	3.0	(1,397)	(11.5)
Business services	76,660	17.9	76,616	19.1	44	0.1
Other	23,619	5.5	18,133	4.5	5,486	30.3
Total revenues	$429,085	100.0	$401,749	100.0	$27,336	6.8

Residential data service revenues increased $25.7 million, or 12.4%, due primarily to $13.6 million of additional revenues from the Acquired Operations, as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers, including the migration of customers on our 100 Megabits per second ("Mbps") plan to our 200 Mbps plan in March 2022.

Residential video service revenues decreased $2.5 million, or 2.8%, due primarily to a decrease in residential video subscribers, partially offset by $5.1 million of additional revenues from the Acquired Operations and a rate adjustment implemented in March 2022.

Residential voice service revenues decreased $1.4 million, or 11.5%, due primarily to a decrease in residential voice subscribers, partially offset by $0.6 million of additional revenues from the Acquired Operations.

Business services revenues increased slightly due primarily to $1.3 million of additional revenues from the Acquired Operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers, partially offset by the contribution of Clearwave operations to Clearwave Fiber that generated $5.6 million of business services revenues in the second quarter of 2021.

Other revenues increased $5.5 million, or 30.3%, due primarily to $4.7 million of additional revenues from the Acquired Operations, consisting primarily of regulatory revenues.

ARPU for the indicated service offerings for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Residential data	$80.44	$78.34	$2.10	2.7
Residential video	$130.28	$110.32	$19.96	18.1
Residential voice	$35.52	$39.28	$(3.76)	(9.6)
Business services	$252.00	$263.86	$(11.86)	(4.5)

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $118.4 million for the three months ended June 30, 2022 and increased $6.0 million, or 5.4%, compared to the three months ended June 30, 2021. The increase in operating expenses was primarily attributable to $6.7 million of additional expenses related to the Acquired Operations and $2.7 million of higher labor and other compensation-related costs, partially offset by $4.1 million of lower programming expenses as a result of video customer losses. Operating expenses as a percentage of revenues were 27.6% and 28.0% for the three months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expenses were $90.8 million for the three months ended June 30, 2022 and increased $2.8 million, or 3.1%, compared to the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to $1.1 million of additional expenses related to the Acquired Operations and increases in labor and other compensation-related costs of $1.8 million, bad debt expense of $1.5 million, marketing costs of $1.4 million and professional fees of $1.4 million, partially offset by lower acquisition-related costs of $3.6 million and system conversion costs of $1.1 million. Selling, general and administrative expenses as a percentage of revenues were 21.2% and 21.9% for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization expense was $88.4 million for the three months ended June 30, 2022 and increased $3.5 million, or 4.1%, compared to the three months ended June 30, 2021. The increase in depreciation and amortization expense was primarily due to $8.6 million of additional expenses from the Acquired Operations, partially offset by lower expenses resulting from the Clearwave Fiber Contribution. Depreciation and amortization expense as a percentage of revenues was 20.6% and 21.1% for the three months ended June 30, 2022 and 2021, respectively.

We recognized $8.3 million in non-cash losses associated with the dispositions of our Tallahassee, Florida system and certain other non-core assets during the three months ended June 30, 2022.

Interest Expense

Interest expense was $32.1 million for the three months ended June 30, 2022 and increased $3.1 million, or 10.8%, compared to the three months ended June 30, 2021. The increase was driven primarily by additional outstanding debt throughout the period and higher interest rates.

Other Income (Expense), Net

Other income, net, was $8.1 million for the three months ended June 30, 2022 and consisted primarily of a $6.3 million non-cash gain on fair value adjustment associated with the MBI Net Option and interest and investment income. Other income, net, was $12.1 million for the three months ended June 30, 2021 and consisted primarily of a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the acquisition of Hargray and interest and investment income, partially offset by a $21.4 million non-cash loss on fair value adjustment associated with the MBI Net Option.

Income Tax Provision (Benefit)

Income tax provision was $22.8 million for the three months ended June 30, 2022 compared to an income tax benefit of $8.6 million for the three months ended June 30, 2021 and our effective tax rate was 23.5% and -8.7% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray in the prior year that did not recur.

Net Income

Net income was $69.2 million for the three months ended June 30, 2022 compared to $106.2 million for the three months ended June 30, 2021.

Unrealized Gain on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $32.6 million for the three months ended June 30, 2022 compared to $16.0 million loss for the three months ended June 30, 2021. The $48.7 million change was due to comparatively higher projected future increases in interest rates.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Revenues

Revenues increased $112.8 million, or 15.2%, due primarily to $102.1 million of additional revenues from the Acquired Operations as well as an increase in higher margin residential data and business services revenues, partially offset by the contribution of Clearwave operations to Clearwave Fiber that generated $11.0 million of revenues in the prior year period and decreases in residential video and residential voice revenues.

Revenues by service offering for the six months ended June 30, 2022 and 2021, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Six Months Ended June 30,
	2022		2021		2022 vs. 2021
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$463,483	54.2	$391,253	52.7	$72,230	18.5
Residential video	169,419	19.8	163,257	22.0	6,162	3.8
Residential voice	22,610	2.6	22,589	3.0	21	0.1
Business services	153,152	17.9	136,978	18.4	16,174	11.8
Other	47,147	5.5	28,934	3.9	18,213	62.9
Total revenues	$855,811	100.0	$743,011	100.0	$112,800	15.2

Residential data service revenues increased $72.2 million, or 18.5%, due primarily to $44.2 million of additional revenues from the Acquired Operations, as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers, including the migration of customers on our 100 Mbps plan to our 200 Mbps plan in March 2022.

Residential video service revenues increased $6.2 million, or 3.8%, due primarily to $19.1 million of additional revenues from the Acquired Operations and a rate adjustment implemented in March 2022, partially offset by a decrease in residential video subscribers.

Residential voice service revenues were unchanged from prior year as the decrease in residential voice subscribers was offset by $3.2 million of additional revenues from the Acquired Operations.

Business services revenues increased $16.2 million, or 11.8%, due primarily to $18.8 million of additional revenues from the Acquired Operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers, partially offset by the contribution of Clearwave operations to Clearwave Fiber that generated $11.0 million of business services revenues in the first half of 2021.

Other revenues increased $18.2 million, or 62.9%, due primarily to $16.7 million of additional revenues from the Acquired Operations, consisting primarily of regulatory revenues.

ARPU for the indicated service offerings for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Residential data	$80.46	$78.03	$2.43	3.1
Residential video	$124.43	$107.15	$17.28	16.1
Residential voice	$37.03	$39.32	$(2.29)	(5.8)
Business services	$252.87	$250.30	$2.57	1.0

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $237.8 million for the six months ended June 30, 2022 and increased $24.0 million, or 11.2%, compared to the six months ended June 30, 2021. The increase in operating expenses was primarily attributable to $29.4 million of additional expenses related to the Acquired Operations and a $3.1 million increase in labor and other compensation-related costs, partially offset by a $9.5 million reduction in programming expenses as a result of video customer losses. Operating expenses as a percentage of revenues were 27.8% and 28.8% for the six months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expenses were $178.6 million for the six months ended June 30, 2022 and increased $21.5 million, or 13.7%, compared to the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to $17.1 million of additional expenses related to the Acquired Operations and increases of $3.6 million in marketing costs, $3.4 million in professional fees, $3.0 million in labor and other compensation-related costs, $2.2 million in health insurance costs and $2.0 million in bad debt expense, partially offset by a $6.7 million decrease in acquisition-related costs. Selling, general and administrative expenses as a percentage of revenues were 20.9% and 21.1% for the six months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization expense was $176.3 million for the six months ended June 30, 2022 and increased $22.9 million, or 14.9%, compared to the six months ended June 30, 2021. The increase in depreciation and amortization expense was primarily due to $33.0 million of additional expenses from the Acquired Operations, partially offset by lower expenses resulting from the Clearwave Fiber Contribution. Depreciation and amortization expense as a percentage of revenues was 20.6% and 20.7% for the six months ended June 30, 2022 and 2021, respectively.

We recognized a $13.8 million net non-cash gain associated with the Clearwave Fiber Contribution and the dispositions of our Tallahassee, Florida system and certain other non-core assets during the six months ended June 30, 2022.

Interest Expense

Interest expense was $62.2 million for the six months ended June 30, 2022 and increased $9.6 million, or 18.3%, compared to the six months ended June 30, 2021. The increase was driven primarily by additional outstanding debt throughout the period and higher interest rates.

Other Income (Expense), Net

Other income, net, was $96.1 million for the six months ended June 30, 2022 and consisted primarily of a $90.9 million non-cash gain on fair value adjustment associated with the MBI Net Option and interest and investment income. Other income, net, was $20.2 million for the six months ended June 30, 2021 and consisted primarily of a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the Hargray Acquisition and interest and investment income, partially offset by a $15.8 million non-cash loss on fair value adjustment associated with the MBI Net Option.

Income Tax Provision

Income tax provision was $64.3 million and $9.1 million for the six months ended June 30, 2022 and 2021, respectively, and our effective tax rate was 21.0% and 4.9% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the investment in Hargray in the prior year that did not recur, partially offset by $20.4 million of income tax expense related to a change in valuation allowance in the prior year that did not recur.

Net Income

Net income was $240.7 million for the six months ended June 30, 2022 compared to $174.7 million for the six months ended June 30, 2021.

Unrealized Gain on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $90.1 million and $39.4 million for the six months ended June 30, 2022 and 2021, respectively, and increased $50.6 million, or 128.3%, due to comparatively higher projected future increases in interest rates.

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

Adjusted EBITDA is defined as net income plus interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, (gain) loss on sales of businesses, equity method investment (income) loss, other (income) expense and other unusual items, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the Credit Agreement and the Senior Notes Indenture to determine compliance with the covenants contained in the Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure used by us in connection with our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended June 30,		2022 vs. 2021
(dollars in thousands)	2022	2021	$ Change	% Change
Net income	$69,245	$106,153	$(36,908)	(34.8)

Plus: Interest expense	32,080	28,947	3,133	10.8
Income tax provision (benefit)	22,773	(8,616)	31,389	NM
Depreciation and amortization	88,423	84,915	3,508	4.1
Equity-based compensation	5,951	5,279	672	12.7
(Gain) loss on deferred compensation	(94)	78	(172)	(220.5)
Acquisition-related costs	1,221	4,835	(3,614)	(74.7)
(Gain) loss on asset sales and disposals, net	2,173	1,058	1,115	105.4
System conversion costs	498	1,618	(1,120)	(69.2)
Rebranding costs	-	26	(26)	(100.0)
(Gain) loss on sales of businesses	8,253	-	8,253	NM
Equity method investment (income) loss, net	5,024	1,074	3,950	NM
Other (income) expense, net	(8,066)	(12,149)	4,083	(33.6)

Adjusted EBITDA	$227,481	$213,218	$14,263	6.7

NM = Not meaningful.
	Six Months Ended June 30,		2022 vs. 2021
(dollars in thousands)	2022	2021	$ Change	% Change
Net income	$240,721	$174,735	$65,986	37.8

Plus: Interest expense	62,160	52,528	9,632	18.3
Income tax provision	64,274	9,099	55,175	NM
Depreciation and amortization	176,343	153,445	22,898	14.9
Equity-based compensation	11,156	9,406	1,750	18.6
(Gain) loss on deferred compensation	(160)	105	(265)	NM
Acquisition-related costs	2,503	9,205	(6,702)	(72.8)
(Gain) loss on asset sales and disposals, net	4,663	938	3,725	NM
System conversion costs	1,071	2,669	(1,598)	(59.9)
Rebranding costs	-	70	(70)	(100.0)
(Gain) loss on sales of businesses	(13,833)	-	(13,833)	NM
Equity method investment (income) loss, net	1,244	1,642	(398)	(24.2)
Other (income) expense, net	(96,126)	(20,249)	(75,877)	NM

Adjusted EBITDA	$454,016	$393,593	$60,423	15.4

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

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$353,086	$347,625	$5,461	1.6
Net cash used in investing activities	(215,172)	(2,105,963)	1,890,791	(89.8)
Net cash provided by (used in) financing activities	(246,738)	1,632,394	(1,879,132)	(115.1)
Decrease in cash and cash equivalents	(108,824)	(125,944)	17,120	(13.6)
Cash and cash equivalents, beginning of period	388,802	574,909	(186,107)	(32.4)
Cash and cash equivalents, end of period	$279,978	$448,965	$(168,987)	(37.6)

The $5.5 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $60.4 million and lower acquisition-related and system conversion costs, partially offset by increases in cash paid for income taxes and interest and unfavorable changes in accounts receivable and accounts payable.

The $1.9 billion decrease in net cash used in investing activities from the prior year period was due primarily to the $2.0 billion paid for the Hargray Acquisition in the prior year and $9.2 million of proceeds received from the dispositions of our Tallahassee, Florida system and certain other non-core assets during 2022, partially offset by a $49.1 million increase in cash paid for capital expenditures and $23.1 million invested in debt and equity investments during 2022 that did not occur in the prior year.

The $1.9 billion change in net cash provided by (used in) financing activities from the prior year period was due primarily to net proceeds of $1.7 billion from debt issuances in the prior year that did not recur, as well as $191.7 million of share repurchases during 2022 that did not occur in the prior year.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). On May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock). At the end of the second quarter of 2022, we had exhausted the share repurchase authorization under the 2015 Program and had $403.4 million of remaining share repurchase authorization under the 2022 Program. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the Share Repurchase Programs through June 30, 2022, we have repurchased 354,268 shares of our common stock at an aggregate cost of $296.6 million, including 143,637 shares purchased at an aggregate cost of $191.7 million during the six months ended June 30, 2022. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2022, the Board approved a quarterly dividend of $2.75 per share of common stock, which was paid on June 17, 2022.

Financing Activity

Senior Credit Facilities

The Credit Agreement provides for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

As of June 30, 2022, we had approximately $2.3 billion of aggregate outstanding term loans, $51.2 million of outstanding letters of credit and $448.8 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of June 30, 2022 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3) 10/1/2019(3)	$700,000	Varies(4)	$651,079	10/30/2025	$476,607	LIBOR	1.75%	3.42%
Term Loan B-2	1/7/2019	250,000	1.0%	241,875	10/30/2027	228,750	LIBOR	2.00%	3.67%
Term Loan B-3	6/14/2019(5) 10/30/2020(5)	625,000	1.0%	610,071	10/30/2027	577,472	LIBOR	2.00%	3.67%
Term Loan B-4	5/3/2021	800,000	1.0%	792,000	5/3/2028	746,000	LIBOR	2.00%	3.67%
Total		$2,375,000		$2,295,025		$2,028,829

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

Other Debt-Related Information

As of June 30, 2022, letter of credit issuances totaled $51.2 million and accrued fees at a rate of approximately 1.88% per annum.

On May 3, 2022, we entered into a letter of credit agreement with MUFG which provides for an additional $75.0 million of letter of credit issuing capacity. No letters of credit were issued under this agreement as of June 30, 2022.

We were in compliance with all debt covenants as of June 30, 2022.

We recorded debt issuance cost amortization of $1.3 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving Credit Facility portion:
Other noncurrent assets	$2,243	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	26,262	28,572
Total	$28,505	$31,148

The unamortized debt discount associated with the Convertible Notes was $18.5 million as of June 30, 2022. We recorded debt discount amortization of $1.1 million for both the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $5.8 million and $7.8 million on interest rate swaps during the three months ended June 30, 2022 and 2021, respectively, and losses of $13.4 million and $15.5 million for the six months ended June 30, 2022 and 2021, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.

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

Our capital expenditures by category for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Customer premise equipment(1)	$51,005	$36,856
Commercial(2)	16,439	21,233
Scalable infrastructure(3)	35,307	25,398
Line extensions(4)	23,375	18,904
Upgrade/rebuild(5)	37,732	36,898
Support capital(6)	42,879	21,876
Total	$206,737	$161,165

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

As of June 30, 2022, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2021 Form 10-K.

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

As of June 30, 2022, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of June 30, 2022, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $528.8 million, $473.7 million and $289.0 million, respectively.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2022 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2022 were as follows (dollars in thousands, except per share data):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid Per Share	or Programs(1)	Programs
April 1 to 30, 2022(2)	19,166	$1,416.69	19,137	$48,277
May 1 to 31, 2022	22,700	$1,177.21	22,700	$471,554
June 1 to 30, 2022	54,000	$1,262.63	54,000	$403,372
Total	95,866	$1,273.20	95,837

(1)

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock), which was announced on August 7, 2015 (the "2015 Program"). On May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "2022 Program"). The 2022 Program was in addition to the repurchase authorization then remaining under the 2015 Program. The authorizations do not have an expiration date. At the end of the second quarter of 2022, the Company had exhausted the share repurchase authorization under the 2015 Program and had $403.4 million of remaining share repurchase authorization under the 2022 Program. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.

(2)

Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the Incentive Compensation Plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

10.1	Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2022 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

10.3	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2022 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

10.4	Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

10.5	Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

10.6	Form of Stock Appreciation Right Agreement for grants beginning in 2022 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

10.7	Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: August 4, 2022

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer

Date: August 4, 2022