Form 10-Q
period 2022-09-30
Cable One, Inc.
filed 2022-11-04
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of October 28, 2022
Common stock, par value $0.01	5,809,413

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

PART I:  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CABLE ONE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except par values)	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$255,719	$388,802
Accounts receivable, net	61,468	56,253
Income taxes receivable	3,139	24,193
Prepaid and other current assets	61,249	31,705
Total Current Assets	381,575	500,953
Equity investments	1,185,936	727,565
Property, plant and equipment, net	1,659,769	1,854,104
Intangible assets, net	2,688,114	2,861,137
Goodwill	928,947	967,913
Other noncurrent assets	87,911	42,322
Total Assets	$6,932,252	$6,953,994

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$193,497	$203,387
Deferred revenue	23,611	26,851
Current portion of long-term debt	51,659	38,837
Total Current Liabilities	268,767	269,075
Long-term debt	3,767,677	3,799,500
Deferred income taxes	933,653	854,156
Interest rate swap liability	-	81,627
Other noncurrent liabilities	65,023	156,541
Total Liabilities	5,035,120	5,160,899

Commitments and contingencies (refer to note 16)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,827,960 and 6,046,362 shares outstanding as of September 30, 2022 and December 31, 2021, respectively)	62	62
Additional paid-in capital	572,656	555,640
Retained earnings	1,718,120	1,456,543
Accumulated other comprehensive income (loss)	54,506	(82,795)
Treasury stock, at cost (347,439 and 129,037 shares held as of September 30, 2022 and December 31, 2021, respectively)	(448,212)	(136,355)
Total Stockholders' Equity	1,897,132	1,793,095
Total Liabilities and Stockholders' Equity	$6,932,252	$6,953,994

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Revenues	$424,718	$430,237	$1,280,528	$1,173,248
Costs and Expenses:
Operating (excluding depreciation and amortization)	120,487	121,657	358,299	335,473
Selling, general and administrative	86,018	95,103	264,571	252,160
Depreciation and amortization	87,222	92,600	263,564	246,045
(Gain) loss on asset sales and disposals, net	2,952	3,376	7,615	4,314
(Gain) loss on sales of businesses, net	-	-	(13,833)	-
Total Costs and Expenses	296,679	312,736	880,216	837,992
Income from operations	128,039	117,501	400,312	335,256
Interest expense	(36,389)	(30,495)	(98,549)	(83,023)
Other income (expense), net	834	(22,833)	96,960	(2,584)
Income before income taxes and equity method investment income (loss), net	92,484	64,173	398,723	249,649
Income tax provision	21,891	13,029	86,165	22,129
Income before equity method investment income (loss), net	70,593	51,144	312,558	227,520
Equity method investment income (loss), net	14	1,111	(1,230)	(531)
Net income	$70,607	$52,255	$311,328	$226,989

Net Income per Common Share:
Basic	$12.10	$8.68	$52.47	$37.73
Diluted	$11.53	$8.33	$49.70	$36.24
Weighted Average Common Shares Outstanding:
Basic	5,836,731	6,019,517	5,933,372	6,015,450
Diluted	6,261,257	6,460,875	6,357,955	6,362,736

Unrealized gain on cash flow hedges and other, net of tax	$47,251	$9,506	$137,301	$48,952
Comprehensive income	$117,858	$61,761	$448,629	$275,941

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Gain	at cost	Equity
Balance at June 30, 2022	5,916,571	$62	$566,796	$1,664,176	$7,255	$(332,785)	$1,905,504
Net income	-	-	-	70,607	-	-	70,607
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	47,251	-	47,251
Equity-based compensation	-	-	5,860	-	-	-	5,860
Issuance of equity awards, net of forfeitures	469	-	-	-	-	-	-
Repurchases of common stock	(89,000)	-	-	-	-	(115,322)	(115,322)
Withholding tax for equity awards	(80)	-	-	-	-	(105)	(105)
Dividends paid to stockholders ($2.85 per common share)	-	-	-	(16,663)	-	-	(16,663)
Balance at September 30, 2022	5,827,960	$62	$572,656	$1,718,120	$54,506	$(448,212)	$1,897,132

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at June 30, 2021	6,036,582	$62	$544,992	$1,372,724	$(101,237)	$(135,696)	$1,680,845
Net income	-	-	-	52,255	-	-	52,255
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	9,506	-	9,506
Equity-based compensation	-	-	5,428	-	-	-	5,428
Issuance of equity awards, net of forfeitures	8,443	-	-	-	-	-	-
Withholding tax for equity awards	(93)	-	-	-	-	(177)	(177)
Dividends paid to stockholders ($2.75 per common share)	-	-	-	(16,633)	-	-	(16,633)
Balance at September 30, 2021	6,044,932	$62	$550,420	$1,408,346	$(91,731)	$(135,873)	$1,731,224

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Gain (Loss)	at cost	Equity
Balance at December 31, 2021	6,046,362	$62	$555,640	$1,456,543	$(82,795)	$(136,355)	$1,793,095
Net income	-	-	-	311,328	-	-	311,328
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	137,301	-	137,301
Equity-based compensation	-	-	17,016	-	-	-	17,016
Issuance of equity awards, net of forfeitures	17,025	-	-	-	-	-	-
Repurchases of common stock	(232,637)	-	-	-	-	(307,031)	(307,031)
Withholding tax for equity awards	(2,790)	-	-	-	-	(4,826)	(4,826)
Dividends paid to stockholders ($8.35 per common share)	-	-	-	(49,751)	-	-	(49,751)
Balance at September 30, 2022	5,827,960	$62	$572,656	$1,718,120	$54,506	$(448,212)	$1,897,132

			Additional		Accumulated Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Loss	at cost	Equity
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	-	-	-	226,989	-	-	226,989
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	48,952	-	48,952
Equity-based compensation	-	-	14,834	-	-	-	14,834
Issuance of equity awards, net of forfeitures	20,878	-	-	-	-	-	-
Withholding tax for equity awards	(3,650)	-	-	-	-	(8,035)	(8,035)
Dividends paid to stockholders ($7.75 per common share)	-	-	-	(46,815)	-	-	(46,815)
Balance at September 30, 2021	6,044,932	$62	$550,420	$1,408,346	$(91,731)	$(135,873)	$1,731,224

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$311,328	$226,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,564	246,045
Non-cash interest expense, net	7,124	6,730
Equity-based compensation	17,016	14,834
Write-off of debt issuance costs	-	2,131
Change in deferred income taxes	32,472	1,680
(Gain) loss on asset sales and disposals, net	7,615	4,314
(Gain) loss on sales of businesses	(13,833)	-
Equity method investment (income) loss, net	1,230	531
Fair value adjustments	(88,020)	41,390
Gain on step acquisition	-	(33,406)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,544)	764
Income taxes receivable	21,054	21,019
Prepaid and other current assets	(14,848)	(7,149)
Accounts payable and accrued liabilities	25,107	4,216
Deferred revenue	(484)	2,919
Other	9,012	(2,721)
Net cash provided by operating activities	569,793	530,286

Cash flows from investing activities:
Purchase of business, net of cash acquired	-	(1,953,643)
Cash paid for debt and equity investments	(25,075)	-
Capital expenditures	(307,252)	(282,024)
Change in accrued expenses related to capital expenditures	3,985	12,666
Proceeds from sales of property, plant and equipment	3,609	282
Proceeds from sales of operations	9,227	-
Net cash used in investing activities	(315,506)	(2,222,719)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	1,695,850
Payment of debt issuance costs	-	(13,741)
Payments on long-term debt	(25,762)	(21,683)
Repurchases of common stock	(307,031)	-
Payment of withholding tax for equity awards	(4,826)	(8,035)
Dividends paid to stockholders	(49,751)	(46,815)
Deposits received for asset construction	-	1,485
Net cash provided by (used in) financing activities	(387,370)	1,607,061

Decrease in cash and cash equivalents	(133,083)	(85,372)
Cash and cash equivalents, beginning of period	388,802	574,909
Cash and cash equivalents, end of period	$255,719	$489,537

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$83,602	$69,450
Cash paid for income taxes, net of refunds received	$18,497	$(1,068)

See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. Cable One provided service to approximately 1.1 million residential and business customers, of which approximately 1,062,000 subscribed to data services, 202,000 subscribed to video services and 136,000 subscribed to voice services, as of September 30, 2022.

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

Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $0.3 million and $0.8 million of acquisition costs during the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $10.0 million of acquisition costs during the nine months ended September 30, 2022 and 2021, respectively. These costs are included in selling, general and administrative expenses within the Company’s condensed consolidated statements of operations and comprehensive income.

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

The Hargray Acquisition resulted in the recognition of $514.5 million of goodwill, which is not deductible for tax purposes.

3.      REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Residential:
Data	$233,834	$219,942	$697,317	$611,196
Video	80,525	89,507	249,944	252,764
Voice	10,494	12,645	33,105	35,235
Business services	75,847	85,728	228,999	222,706
Other	24,018	22,415	71,163	51,347
Total revenues	$424,718	$430,237	$1,280,528	$1,173,248

Franchise and other regulatory fees	$7,796	$8,683	$23,852	$22,945
Deferred commission amortization	$1,282	$1,318	$3,799	$4,051

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

Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of September 30, 2022, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $26.9 million of current deferred revenue at December 31, 2021, $23.9 million was recognized during the nine months ended September 30, 2022. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

4.      OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade receivables	$47,553	$41,947
Other receivables	17,148	16,847
Less: Allowance for credit losses	(3,233)	(2,541)
Total accounts receivable, net	$61,468	$56,253

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021(1)
Beginning balance	$3,255	$2,843	$2,541	$1,252
Additions - charged to costs and expenses	2,979	2,190	6,774	4,812
Deductions - write-offs	(4,324)	(3,580)	(10,216)	(7,931)
Recoveries collected	1,323	1,340	4,134	4,660
Ending balance	$3,233	$2,793	$3,233	$2,793

(1)	Additions include $1.4 million of additional reserves assumed in the Hargray Acquisition.

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid repairs and maintenance	$5,321	$4,788
Software implementation costs	1,349	1,199
Prepaid insurance	5,045	3,325
Prepaid rent	3,508	2,107
Prepaid software	7,540	6,982
Deferred commissions	4,444	4,295
Interest rate swap asset	18,994	-
Inventory	5,137	-
All other current assets	9,911	9,009
Total prepaid and other current assets	$61,249	$31,705

Other noncurrent assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$10,912	$15,501
Deferred commissions	8,483	8,624
Software implementation costs	6,809	7,782
Debt issuance costs	2,073	2,576
Debt investment	2,072	-
Assets held for sale	1,032	3,819
Interest rate swap asset	54,305	-
All other noncurrent assets	2,225	4,020
Total other noncurrent assets	$87,911	$42,322

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$39,684	$35,716
Accrued programming costs	22,795	23,703
Accrued compensation and related benefits	31,680	34,731
Accrued sales and other operating taxes	15,826	12,872
Accrued franchise fees	4,039	4,397
Deposits	6,399	6,840
Operating lease liabilities	3,833	5,633
Interest rate swap liability	-	26,662
Accrued insurance costs	6,267	5,542
Cash overdrafts	17,207	11,517
Equity investment payable(1)	3,087	13,387
Interest payable	11,001	5,172
Income taxes payable	14,177	-
All other accrued liabilities	17,502	17,215
Total accounts payable and accrued liabilities	$193,497	$203,387

(1)

Consists of the unfunded portion of the Company’s equity investment in Wisper ISP, LLC (“Wisper”). The Company funded $10.3 million of the then outstanding investment payable to Wisper during the nine months ended September 30, 2022. Refer to note 5 for details on this investment.

Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities	$6,352	$9,098
Accrued compensation and related benefits	9,990	11,010
Deferred revenue	8,126	6,854
MBI Net Option (as defined in note 5)(1)	35,520	123,620
All other noncurrent liabilities	5,035	5,959
Total other noncurrent liabilities	$65,023	$156,541

(1)

Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 5), consisting of an asset of $27.0 million and a liability of $62.5 million, respectively, as of September 30, 2022 and a liability of $17.8 million and a liability of $105.8 million, respectively, as of December 31, 2021. Refer to notes 5 and 10 for further information on the MBI Net Option (as defined in note 5).

5.     EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper, a wireless internet service provider, for total consideration of $25.3 million. The Company has funded $22.2 million of the total consideration for Wisper. On October 1, 2020, the Company contributed the Anniston System to Hargray, a data, video and voice services provider, in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

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

On  January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber. The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended  December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. The Company recognized a non-cash gain of $22.1 million associated with this transaction. On March 24, 2022, the Company invested an additional $5.4 million in Point Broadband, increasing its equity interest to approximately 7%. On April 1, 2022, the Company contributed its Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million. On June 1, 2022, the Company completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million. On September 6, 2022, the Company entered into a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"), under which the Company agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. The Company had not funded any of this commitment as of  September 30, 2022.

The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. As Tristar is publicly traded, the carrying value of the Company's Tristar investment is remeasured to fair value on a quarterly basis using market information.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	Ownership	September 30,	December 31,
	Percentage	2022	2021
Cost Method Investments
MetroNet	<10%	$7,000	$-
Nextlink	<20%	77,245	77,245
Point Broadband	<10%	30,373	25,000
Tristar	<10%	23,003	23,083
Visionary	<10%	7,190	-
Others	<10%	13,288	13,170
Total cost method investments		$158,099	$138,498

Equity Method Investments
Clearwave Fiber	~58%	$425,525	$-
MBI(1)	45.0%	569,033	557,715
Wisper	40.4%	33,279	31,352
Total equity method investments		$1,027,837	$589,067

Total equity investments		$1,185,936	$727,565

(1)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $35.5 million and $123.6 million as of September 30, 2022 and December 31, 2021, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 10 for further information on the MBI Net Option.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $499.6 million and $508.3 million as of September 30, 2022 and December 31, 2021, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity Method Investment Income (Loss)
Clearwave Fiber	$(3,550)	$-	$(14,475)	$-
MBI(1)	3,243	(132)	11,318	(3,753)
Wisper	321	1,243	1,927	3,222
Total	$14	$1,111	$(1,230)	$(531)

Other Income (Expense), Net
MBI Net Option change in fair value	$(2,800)	$(25,600)	$88,100	$(41,390)

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended September 30, 2022, the Company recognized $6.4 million of its pro rata share of MBI’s net income and $3.2 million of its pro rata share of basis difference amortization. For the three months ended  September 30, 2021, the Company recognized $3.8 million of its pro rata share of MBI’s net income and $4.0 million of its pro rata share of basis difference amortization. For the nine months ended September 30, 2022, the Company recognized $21.7 million of its pro rata share of MBI’s net income and $10.3 million of its pro rata share of basis difference amortization. For the nine months ended September 30, 2021, the Company recognized $6.8 million of its pro rata share of MBI’s net income and $10.6 million of its pro rata share of basis difference amortization.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

6.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cable distribution systems	$2,391,160	$2,509,795
Customer premise equipment	334,663	320,937
Other equipment and fixtures	464,562	472,319
Buildings and improvements	136,926	142,754
Capitalized software	96,239	89,662
Construction in progress	212,395	172,706
Land	12,134	12,134
Right-of-use assets	11,310	11,241
Property, plant and equipment, gross	3,659,389	3,731,548
Less: Accumulated depreciation and amortization	(1,999,620)	(1,877,444)
Property, plant and equipment, net	$1,659,769	$1,854,104

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

The Company classified $1.0 million of property, plant and equipment as held for sale as of September 30, 2022. Such assets are included within other noncurrent assets in the condensed consolidated balance sheet.

Depreciation and amortization expense for property, plant and equipment was $66.4 million and $69.3 million for the three months ended September 30, 2022 and 2021, respectively, and $201.2 million and $193.3 million for the nine months ended September 30, 2022 and 2021, respectively.

7.      GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $928.9 million at September 30, 2022 and $967.9 million at December 31, 2021, with the decrease attributable to $39.9 million of goodwill divested in the Clearwave Fiber transaction on January 1, 2022 and $1.8 million of goodwill divested in other transactions during the three months ended June 30, 2022, partially offset by a $2.7 million increase in goodwill related to a measurement period adjustment associated with the Hargray Acquisition. The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

		September 30, 2022			December 31, 2021
	Useful Life	Gross		Net	Gross		Net
	Range	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$784,381	$204,450	$579,931	$857,100	$153,699	$703,401
Trademarks and trade names	2.7 – 4.2	11,846	6,177	5,669	13,500	3,852	9,648
Wireless licenses	10 – 15	1,418	250	1,168	1,418	142	1,276
Total finite-lived intangible assets		$797,645	$210,877	$586,768	$872,018	$157,693	$714,325

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,139,312
Trade names				800			7,500
Total indefinite-lived intangible assets				$2,101,346			$2,146,812

Total intangible assets, net				$2,688,114			$2,861,137

The $173.0 million decrease in the net carrying amount of intangible assets from December 31, 2021 to September 30, 2022 included $59.7 million of customer relationships, $8.1 million of trademarks and trade names and $27.7 million of franchise agreements divested in the Clearwave Fiber transaction on January 1, 2022 and an additional $4.0 million of customer relationships, $0.2 million of trademarks and trade names and $11.0 million of franchise agreements divested in other transactions during the three months ended June 30, 2022.

Intangible asset amortization expense was $20.8 million and $23.3 million for the three months ended September 30, 2022 and 2021, respectively, and $62.4 million and $52.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The future amortization of existing finite-lived intangible assets as of September 30, 2022 was as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining three months)	$20,968
2023	72,618
2024	65,828
2025	60,840
2026	55,326
Thereafter	311,188
Total	$586,768

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.      DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Credit Facilities (as defined below)	$2,286,592	$2,311,890
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	5,226	5,621
Total debt	3,861,818	3,887,511
Less: Unamortized debt discount	(17,395)	(20,602)
Less: Unamortized debt issuance costs	(25,087)	(28,572)
Less: Current portion of long-term debt	(51,659)	(38,837)
Total long-term debt	$3,767,677	$3,799,500

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

Refer to the table below summarizing the Company’s outstanding term loans as of September 30, 2022 and note 10 to the Company’s audited consolidated financial statements included in the 2021 Form 10-K for further details on the Senior Credit Facilities.

As of September 30, 2022, the Company had approximately  $2.3 billion of aggregate outstanding term loans, $44.1 million of outstanding letters of credit and $455.9 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of September 30, 2022 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3) 10/1/2019(3)	$700,000	Varies(4)	$646,823	10/30/2025	$476,607	LIBOR	1.75%	4.87%
Term Loan B-2	1/7/2019	250,000	1.0%	241,250	10/30/2027	228,750	LIBOR	2.00%	5.12%
Term Loan B-3	6/14/2019(5) 10/30/2020(5)	625,000	1.0%	608,519	10/30/2027	577,472	LIBOR	2.00%	5.12%
Term Loan B-4	5/3/2021	800,000	1.0%	790,000	5/3/2028	746,000	LIBOR	2.00%	5.12%
Total		$2,375,000		$2,286,592		$2,028,829

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

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(10,367)	(7,028)	(17,395)	(12,611)	(7,991)	(20,602)
Less: Unamortized debt issuance costs	(283)	(198)	(481)	(344)	(226)	(570)
Net carrying amount	$564,350	$337,774	$902,124	$562,045	$336,783	$898,828

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$970	$970	$-	$970	$970	$-	$2,911	$2,911	$-	$2,232	$2,232
Amortization of discount	756	325	1,081	756	325	1,081	2,244	963	3,207	1,726	741	2,467
Amortization of debt issuance costs	21	9	30	21	9	30	61	28	89	47	21	68
Total interest expense	$777	$1,304	$2,081	$777	$1,304	$2,081	$2,305	$3,902	$6,207	$1,773	$2,994	$4,767

Effective interest rate	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%		0.5%	1.5%

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

Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving Credit Facility portion:
Other noncurrent assets	$2,073	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	25,087	28,572
Total	$27,160	$31,148

The Company recorded debt issuance cost amortization of $1.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

The future maturities of outstanding borrowings as of September 30, 2022 were as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining three months)	$12,688
2023	55,008
2024	76,285
2025	557,147
2026	591,709
Thereafter	2,563,755
Total	$3,856,592

The Company has issued letters of credit totaling $44.1 million on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program, as of September 30, 2022. The fair value of the letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of September 30, 2022, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheets. Total letter of credit issuances under the Revolving Credit Facility were $44.1 million at September 30, 2022 and accrued fees at a rate of approximately 1.88% per annum.

On May 3, 2022, the Company entered into a letter of credit agreement with MUFG Bank, Ltd. ("MUFG") which provides for an additional $75.0 million letter of credit issuing capacity, of which $62.9 million was utilized as of September 30, 2022.

The Company was in compliance with all debt covenants as of September 30, 2022.

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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Current portion:
Prepaid and other current assets	$18,994	$-
Noncurrent portion:
Other noncurrent assets	$54,305	$-

Liabilities:
Current portion:
Accounts payable and accrued liabilities	$-	$26,662
Noncurrent portion:
Interest rate swap liability	$-	$81,627

Net Asset (Liability)	$73,299	$(108,289)

Stockholders’ Equity:
Accumulated other comprehensive income (loss)	$55,388	$(81,873)

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$1,463	$7,920	$14,873	$23,371

Unrealized gain (loss) on cash flow hedges, gross	$62,517	$12,867	$181,588	$65,436
Less: Tax effect	(15,269)	(3,364)	(44,327)	(16,494)
Unrealized gain (loss) on cash flow hedges, net of tax	$47,248	$9,503	$137,261	$48,942

The Company does not hold any derivative instruments for speculative trading purposes.

10.     FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of September 30, 2022 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of September 30, 2022 were as follows (in thousands):

	September 30, 2022
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$107,718	$107,718	Level 1
Commercial paper	$99,495	$99,346	Level 2
Other noncurrent assets (including current portion):
Interest rate swap asset	$73,299	$73,299	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$2,286,592	$2,252,293	Level 2
Senior Notes	$650,000	$503,750	Level 2
Convertible Notes	$920,000	$688,804	Level 2
Other noncurrent liabilities:
MBI Net Option	$35,520	$35,520	Level 3

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

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	September 30, 2022		December 31, 2021
	Cable One	MBI	Cable One	MBI
Equity volatility	37.0%	31.0%	30.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	8.5%	10.0%	5.0%	6.5%
Cost of debt	7.5%		4.0%

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

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the nine months ended September 30, 2022 or 2021.

11.      STOCKHOLDERS’ EQUITY

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 347,439 held at September 30, 2022 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.

Share Repurchase Programs. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock) (the "2015 Program"). On May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock) (the "2022 Program" and, together with the 2015 Program, the "Share Repurchase Programs"). The Company exhausted the share repurchase authorization under the 2015 Program during the second quarter of 2022 and had $288.1 million of remaining share repurchase authorization under the 2022 Program as of September 30, 2022. Additional purchases under the 2022 Program  may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the Share Repurchase Programs through September 30, 2022, the Company had repurchased 443,268 shares of its common stock at an aggregate cost of $411.9 million, including 232,637 shares purchased at an aggregate cost of $307.0 million during the nine months ended September 30, 2022.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the nine months ended September 30, 2022 and 2021 were $4.8 million and $8.0 million, for which the Company withheld 2,790 and 3,650 shares of common stock, respectively.

12.      EQUITY-BASED COMPENSATION

At the Company’s 2022 annual meeting of stockholders held on May 20, 2022, the Company’s stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”), which had been previously approved, subject to stockholder approval, by the Board on March 28, 2022. The 2022 Plan superseded and replaced the then existing Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan” and, together with the 2022 Plan, the "Incentive Compensation Plans"), provided, however, that any awards previously granted under the 2015 Plan will remain in effect pursuant to their respective terms. No further awards will be granted under the 2015 Plan. The 2015 Plan provided for, and the 2022 Plan provides for, grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards and RSUs, “Restricted Stock”) and other stock-based awards, including performance stock units and deferred stock units. Directors, officers, employees and consultants of the Company are eligible for grants under the Incentive Compensation Plans as part of the Company’s long-term incentive compensation programs. At September 30, 2022, 471,018 shares were available for issuance under the 2022 Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted Stock	$5,250	$4,656	$15,072	$12,629
SARs	610	772	1,944	2,205
Total	$5,860	$5,428	$17,016	$14,834

The Company recognized excess tax benefits of $0.1 million and $3.5 million during the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $7.9 million during the nine months ended September 30, 2022 and 2021, respectively. The deferred tax asset related to all outstanding equity-based awards was $5.6 million as of September 30, 2022.

Restricted Stock. A summary of Restricted Stock activity during the nine months ended September 30, 2022 is as follows:

		Weighted
		Average Grant
	Restricted	Date Fair Value
	Stock	Per Share
Outstanding as of December 31, 2021	34,026	$1,487.02
Granted	18,860	$1,689.00
Forfeited	(1,493)	$1,874.00
Vested and issued	(7,707)	$1,196.92
Outstanding as of September 30, 2022	43,686	$1,612.17

Vested and deferred as of September 30, 2022	6,930	$889.11

At September 30, 2022, there was $30.9 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.3 years.

Stock Appreciation Rights. A summary of SARs activity during the nine months ended September 30, 2022 is as follows:

					Weighted
			Weighted		Average
		Weighted	Average	Aggregate	Remaining
	Stock	Average	Grant	Intrinsic	Contractual
	Appreciation	Exercise	Date Fair	Value	Term
	Rights	Price	Value	(in thousands)	(in years)
Outstanding as of December 31, 2021	45,740	$1,075.34	$263.62	$32,897	7.1
Granted	-	$-	$-	$-	-
Exercised	(2,500)	$707.16	$164.67	$1,504	-
Forfeited	(1,750)	$1,492.73	$375.76
Expired	(375)	$1,851.23	$469.52
Outstanding as of September 30, 2022	41,115	$1,072.88	$262.99	$3,087	6.3

Exercisable as of September 30, 2022	26,990	$856.22	$204.49	$2,958	5.7

At September 30, 2022, there was $3.6 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.9 years.

13.      INCOME TAXES

The Company’s effective tax rate was 23.7% and 20.3% for the three months ended September 30, 2022 and 2021, respectively, and 21.6% and 8.9% for the nine months ended September 30, 2022 and 2021, respectively.

The increase in the effective tax rate for the three months ended September 30, 2022 compared to the prior year quarter was due primarily to a $4.8 million decrease in state tax benefits related to state tax credits recognized and a $3.4 million decrease in income tax benefit attributable to equity-based compensation awards, partially offset by a $6.2 million valuation allowance increase associated with the MBI Net Option in the prior year quarter that did not recur.

The increase in the effective tax rate for the nine months ended September 30, 2022 compared to the prior year period was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the Hargray investment in the prior year that did not recur, partially offset by a $16.6 million tax benefit from the release of the valuation allowance associated with the MBI Net Option in the quarter ended March 31, 2022.

14.      OTHER INCOME AND EXPENSE

Other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MBI Net Option fair value adjustment	$(2,800)	$(25,600)	$88,100	$(41,390)
Write-off of debt issuance costs	-	-	-	(2,131)
Interest and investment income	3,358	2,818	9,843	8,435
Gain on step acquisition	-	-	-	33,406
Mark-to-market adjustments and other	276	(51)	(983)	(904)
Other income (expense), net	$834	$(22,833)	$96,960	$(2,584)

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income - basic	$70,607	$52,255	$311,328	$226,989
Add: Convertible Notes interest expense, net of tax	1,561	1,561	4,655	3,575
Net income - diluted	$72,168	$53,816	$315,983	$230,564

Denominator:
Weighted average common shares outstanding - basic	5,836,731	6,019,517	5,933,372	6,015,450
Effect of dilutive equity-based compensation awards(1)	20,278	37,110	20,335	38,257
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	404,248	309,029
Weighted average common shares outstanding - diluted	6,261,257	6,460,875	6,357,955	6,362,736

Net Income per Common Share:
Basic	$12.10	$8.68	$52.47	$37.73
Diluted	$11.53	$8.33	$49.70	$36.24

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	13,068	3,119	13,068	3,119

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during all periods presented.

16.      COMMITMENTS AND CONTINGENCIES

Contractual Obligations. The Company has obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various goods and services to be used in the normal course of the Company’s operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as certain purchase obligations under contracts, are not reflected as assets or liabilities in the condensed consolidated balance sheets. As of September 30, 2022, there have been no material changes to the contractual obligations previously disclosed in the 2021 Form 10-K.

In addition, the Company incurs recurring utility pole rental costs and fees imposed by various governmental authorities, including franchise fees, as part of its operations. However, these costs are not included in the Company’s contractual obligations as they are cancellable on short notice, in the case of pole rental costs, or are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities, in the case of fees imposed by governmental authorities. The Company also has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Payments under these arrangements are required only in the remote event of nonperformance. The Company issued letters of credit totaling $44.1 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of September 30, 2022, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the condensed consolidated balance sheet. Refer to note 8 for further details on this transaction.

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

Equity Investments. The Company has certain obligations with respect to certain of its equity investments. Refer to note 5 for further information.

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

The results discussed below include Hargray operations for the period since the May 3, 2021 acquisition date and CableAmerica operations for the period since the December 30, 2021 acquisition date, and exclude the operations contributed to Clearwave Fiber (the "Clearwave Fiber Contribution") for the period since the January 1, 2022 contribution date. Hargray and CableAmerica operations are collectively referred to as the "Acquired Operations" within the following discussion. During the second quarter of 2022, we divested our Tallahassee, Florida system and certain other non-core assets (collectively, the "Divested Operations").

Overview

We are a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern states as of September 30, 2022. The markets we serve are primarily non-metropolitan, secondary and tertiary markets, with approximately 73% of our customers located in seven states as of September 30, 2022: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. Our biggest customer concentrations are in the Mississippi Gulf Coast region and in the greater Boise, Idaho region. We provided service to approximately 1.1 million residential and business customers out of approximately 2.7 million homes passed as of September 30, 2022. Of these customers, approximately 1,062,000 subscribed to data services, 202,000 subscribed to video services and 136,000 subscribed to voice services as of September 30, 2022.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first nine months of 2022, they are residential data (54.5%), residential video (19.5%) and business services (data, voice and video: 17.9%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

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

●

Residential video. Residential video service is an increasingly costly and fragmenting business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future on an accelerating basis. In 2021, we began the launch of Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. Currently, all of our homes passed in non-Hargray markets have access to Sparklight TV, and we are now working to expand access to the Hargray markets as well. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

●

Business services. We have experienced growth in business data customers and revenues every year since 2013. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. We expect to experience continued growth in business data customers and revenues over the long-term. Margins for products sold to business customers have remained attractive, which we expect will continue.

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

●	On October 18, 2021, we completed a minority equity investment for a less than 10% ownership interest in Tristar, a special-purpose acquisition company, for $20.8 million.

●	On November 5, 2021, we invested an additional $50.0 million in Nextlink, a wireless internet service provider, resulting in us owning an approximately 17% equity interest in Nextlink.

●	On December 30, 2021, we acquired certain assets and assumed certain liabilities from CableAmerica, a data, video and voice services provider in central Missouri, for $113.1 million in cash on a debt-free basis.

●	On January 1, 2022, we closed a joint venture transaction in which we contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash, to a newly formed entity, Clearwave Fiber. The operations we contributed generated approximately 3% of our consolidated revenues for the three months ended December 31, 2021. Our approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. We recognized a non-cash gain of $22.1 million associated with this transaction. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service.

●	On April 1, 2022, we contributed our Tallahassee, Florida system to MetroNet, a fiber internet service provider, in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million.

●	On June 1, 2022, we completed a minority equity investment for a less than 10% ownership interest in Visionary, an internet service provider, for $7.2 million.

●	On September 6, 2022, we entered into a subscription agreement with Ziply, a fiber internet service provider, under which we agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. We had not funded any of this commitment as of September 30, 2022, but we invested $22.2 million in Ziply during November 2022. We currently expect to invest the remaining $27.8 million within twelve months of September 30, 2022.

Results of Operations

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of September 30,		Annual Net Gain (Loss)
	2022	2021	Change	% Change
Residential data PSUs	965	935	30	3.2
Residential video PSUs	190	265	(75)	(28.2)
Residential voice PSUs	95	107	(12)	(11.6)
Total residential PSUs	1,251	1,308	(57)	(4.4)

Business data PSUs	96	95	1	1.1
Business video PSUs	12	14	(2)	(15.9)
Business voice PSUs	41	44	(3)	(6.2)
Total business services PSUs	149	153	(4)	(2.5)

Total data PSUs	1,062	1,030	31	3.0
Total video PSUs	202	279	(77)	(27.6)
Total voice PSUs	136	151	(15)	(10.0)
Total PSUs	1,400	1,461	(61)	(4.2)

Residential customer relationships	1,020	1,041	(21)	(2.0)
Business customer relationships	102	104	(2)	(1.6)
Total customer relationships	1,122	1,144	(22)	(1.9)

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

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

Revenues

Revenues decreased $5.5 million, or 1.3%, due primarily to the contribution of operations to Clearwave Fiber and the disposition of the Divested Operations that collectively generated $16.3 million of revenues in the prior year quarter, predominantly consisting of business services revenues, and decreases in residential video and residential voice revenues. The decrease was partially offset by increases in higher margin residential data and business services revenues from continuing operations and $4.9 million of revenues from CableAmerica operations.

Revenues by service offering for the three months ended September 30, 2022 and 2021, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2022		2021		2022 vs. 2021
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$233,834	55.1	$219,942	51.1	$13,892	6.3
Residential video	80,525	19.0	89,507	20.8	(8,982)	(10.0)
Residential voice	10,494	2.5	12,645	2.9	(2,151)	(17.0)
Business services	75,847	17.9	85,728	19.9	(9,881)	(11.5)
Other	24,018	5.7	22,415	5.2	1,603	7.2
Total revenues	$424,718	100.0	$430,237	100.0	$(5,519)	(1.3)

Residential data service revenues increased $13.9 million, or 6.3%, due primarily to subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers, including the migration of customers on our 100 Megabits per second ("Mbps") plan to our 200 Mbps plan in March 2022.

Residential video service revenues decreased $9.0 million, or 10.0%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment implemented in March 2022.

Residential voice service revenues decreased $2.2 million, or 17.0%, due primarily to a decrease in residential voice subscribers.

Business services revenues decreased $9.9 million, or 11.5%, due primarily to the contribution of operations to Clearwave Fiber and the disposition of the Divested Operations during 2022, partially offset by growth in our business data and voice services to small and medium-sized businesses and enterprise customers.

ARPU for the indicated service offerings for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Residential data	$80.46	$78.53	$1.93	2.5
Residential video	$134.47	$110.74	$23.73	21.4
Residential voice	$36.08	$38.72	$(2.64)	(6.8)
Business services(1)	$248.19	$277.27	$(29.08)	(10.5)

(1)	The decrease in business services ARPU was due primarily to a disproportionately large number of higher ARPU enterprise customers being divested in the Clearwave Fiber Contribution.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $120.5 million for the three months ended September 30, 2022 and decreased $1.2 million, or 1.0%, compared to the three months ended September 30, 2021. The decrease in operating expenses was primarily attributable to $6.4 million of lower programming expenses as a result of video customer losses, partially offset by increases in labor and other compensation-related costs of $2.1 million, health insurance costs of $1.5 million, fuel costs of $1.1 million and property taxes of $1.1 million. Operating expenses as a percentage of revenues were 28.4% and 28.3% for the three months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative expenses were $86.0 million for the three months ended September 30, 2022 and decreased $9.1 million, or 9.6%, compared to the three months ended September 30, 2021. The decrease in selling, general and administrative expenses was primarily attributable to decreases in labor and other compensation-related costs of $10.7 million, marketing costs of $1.2 million and maintenance costs of $1.2 million, partially offset by higher software costs of $1.7 million, health insurance costs of $1.4 million and property taxes of $1.1 million. Selling, general and administrative expenses as a percentage of revenues were 20.3% and 22.1% for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization expense was $87.2 million for the three months ended September 30, 2022 and decreased $5.4 million, or 5.8%, compared to the three months ended September 30, 2021. The decrease in depreciation and amortization expense was primarily due to lower expenses resulting from the Clearwave Fiber Contribution. Depreciation and amortization expense as a percentage of revenues was 20.5% and 21.5% for the three months ended September 30, 2022 and 2021, respectively.

Interest Expense

Interest expense was $36.4 million for the three months ended September 30, 2022 and increased $5.9 million, or 19.3%, compared to the three months ended September 30, 2021. The increase was driven primarily by higher interest rates.

Other Income (Expense), Net

Other income, net, was $0.8 million for the three months ended September 30, 2022 and consisted primarily of interest and investment income, partially offset by a $2.8 million non-cash loss on fair value adjustment associated with the MBI Net Option. Other expense, net, was $22.8 million for the three months ended September 30, 2021 and consisted primarily of a $25.6 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by interest and investment income.

Income Tax Provision

Income tax provision was $21.9 million and $13.0 million for the three months ended September 30, 2022 and 2021, respectively, and our effective tax rate was 23.7% and 20.3% for the three months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate was due primarily to a $4.8 million decrease in state tax benefits related to state tax credits recognized and a $3.4 million decrease in income tax benefit attributable to equity-based compensation awards, partially offset by a $6.2 million valuation allowance increase associated with the MBI Net Option in the prior year quarter that did not recur.

Net Income

Net income was $70.6 million for the three months ended September 30, 2022 compared to $52.3 million for the three months ended September 30, 2021.

Unrealized Gain on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $47.3 million for the three months ended September 30, 2022 compared to $9.5 million for the three months ended September 30, 2021. The $37.7 million increase was due to comparatively larger increases in forward interest rates.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

Revenues

Revenues increased $107.3 million, or 9.1%, due primarily to $98.6 million of additional revenues from the Acquired Operations as well as an increase in higher margin residential data and business services revenues, partially offset by the contribution of Clearwave operations to Clearwave Fiber that generated $16.7 million of revenues in the prior year period and decreases in residential video and residential voice revenues.

Revenues by service offering for the nine months ended September 30, 2022 and 2021, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2022		2021		2022 vs. 2021
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$697,317	54.5	$611,196	52.1	$86,121	14.1
Residential video	249,944	19.5	252,764	21.5	(2,820)	(1.1)
Residential voice	33,105	2.6	35,235	3.0	(2,130)	(6.0)
Business services	228,999	17.9	222,706	19.0	6,293	2.8
Other	71,163	5.6	51,347	4.4	19,816	38.6
Total revenues	$1,280,528	100.0	$1,173,248	100.0	$107,280	9.1

Residential data service revenues increased $86.1 million, or 14.1%, due primarily to $48.1 million of additional revenues from the Acquired Operations, as well as subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers, including the migration of customers on our 100 Mbps plan to our 200 Mbps plan in March 2022.

Residential video service revenues decreased $2.8 million, or 1.1%, due primarily to a decrease in residential video subscribers, partially offset by $18.6 million of additional revenues from the Acquired Operations and a rate adjustment implemented in March 2022.

Residential voice service revenues decreased $2.1 million, or 6.0%, due primarily to a decrease in residential voice subscribers, partially offset by $2.9 million of additional revenues from the Acquired Operations.

Business services revenues increased $6.3 million, or 2.8%, due primarily to $11.6 million of additional revenues from the Acquired Operations and growth in our business data and voice services to small and medium-sized businesses and enterprise customers, partially offset by the contribution of Clearwave operations to Clearwave Fiber that generated $16.7 million of business services revenues in the prior year period.

Other revenues increased $19.8 million, or 38.6%, due primarily to $17.5 million of additional revenues from the Acquired Operations, consisting primarily of regulatory revenues.

ARPU for the indicated service offerings for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Residential data	$80.62	$78.42	$2.20	2.8
Residential video	$127.40	$108.13	$19.27	17.8
Residential voice	$36.80	$39.04	$(2.24)	(5.7)
Business services(1)	$251.61	$259.94	$(8.33)	(3.2)

(1)	The decrease in business services ARPU was due primarily to a disproportionately large number of higher ARPU enterprise customers being divested in the Clearwave Fiber Contribution.

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $358.3 million for the nine months ended September 30, 2022 and increased $22.8 million, or 6.8%, compared to the nine months ended September 30, 2021. The increase in operating expenses was primarily attributable to $29.0 million of additional expenses related to the Acquired Operations and a $5.2 million increase in labor and other compensation-related costs, partially offset by a $14.6 million reduction in programming expenses as a result of video customer losses. Operating expenses as a percentage of revenues were 28.0% and 28.6% for the nine months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative expenses were $264.6 million for the nine months ended September 30, 2022 and increased $12.4 million, or 4.9%, compared to the nine months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to $8.5 million of additional expenses related to the Acquired Operations and increases of $4.2 million in professional fees, $3.6 million in health insurance costs, $2.9 million in marketing costs, $2.6 million in bad debt expense and $2.4 million is software costs, partially offset by decreases of $7.2 million in acquisition-related costs and $2.1 million in system conversion costs. Selling, general and administrative expenses as a percentage of revenues were 20.7% and 21.5% for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization expense was $263.6 million for the nine months ended September 30, 2022 and increased $17.5 million, or 7.1%, compared to the nine months ended September 30, 2021. The increase in depreciation and amortization expense was primarily due to $19.7 million of additional expenses from the Acquired Operations, partially offset by lower expenses resulting from the Clearwave Fiber Contribution. Depreciation and amortization expense as a percentage of revenues was 20.6% and 21.0% for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, we recognized a non-cash gain of $22.1 million associated with the Clearwave Fiber Contribution and a $8.3 million non-cash loss associated with the dispositions of our Tallahassee, Florida system and certain other non-core assets.

Interest Expense

Interest expense was $98.5 million for the nine months ended September 30, 2022 and increased $15.5 million, or 18.7%, compared to the nine months ended September 30, 2021. The increase was driven primarily by additional outstanding debt throughout the period and higher interest rates.

Other Income (Expense), Net

Other income, net, was $97.0 million for the nine months ended September 30, 2022 and consisted primarily of a $88.1 million non-cash gain on fair value adjustment associated with the MBI Net Option and interest and investment income. Other expense, net, was $2.6 million for the nine months ended September 30, 2021 and consisted primarily of a $41.4 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the Hargray Acquisition and interest and investment income.

Income Tax Provision

Income tax provision was $86.2 million and $22.1 million for the nine months ended September 30, 2022 and 2021, respectively, and our effective tax rate was 21.6% and 8.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the Hargray investment in the prior year that did not recur, partially offset by a $16.6 million tax benefit from the release of the valuation allowance associated with the MBI Net Option in the quarter ended March 31, 2022.

Net Income

Net income was $311.3 million for the nine months ended September 30, 2022 compared to $227.0 million for the nine months ended September 30, 2021.

Unrealized Gain on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $137.3 million and $49.0 million for the nine months ended September 30, 2022 and 2021, respectively, and increased $88.3 million, or 180.5%, due to comparatively larger increases in forward interest rates.

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

	Three Months Ended September 30,		2022 vs. 2021
(dollars in thousands)	2022	2021	$ Change	% Change
Net income	$70,607	$52,255	$18,352	35.1

Plus: Interest expense	36,389	30,495	5,894	19.3
Income tax provision	21,891	13,029	8,862	68.0
Depreciation and amortization	87,222	92,600	(5,378)	(5.8)
Equity-based compensation	5,860	5,428	432	8.0
(Gain) loss on deferred compensation	(45)	-	(45)	NM
Acquisition-related costs	281	762	(481)	(63.1)
(Gain) loss on asset sales and disposals, net	2,952	3,376	(424)	(12.6)
System conversion costs	311	797	(486)	(61.0)
Equity method investment (income) loss, net	(14)	(1,111)	1,097	(98.7)
Other (income) expense, net	(834)	22,833	(23,667)	(103.7)

Adjusted EBITDA	$224,620	$220,464	$4,156	1.9

NM = Not meaningful.
	Nine Months Ended September 30,		2022 vs. 2021
(dollars in thousands)	2022	2021	$ Change	% Change
Net income	$311,328	$226,989	$84,339	37.2

Plus: Interest expense	98,549	83,023	15,526	18.7
Income tax provision	86,165	22,129	64,036	NM
Depreciation and amortization	263,564	246,045	17,519	7.1
Equity-based compensation	17,016	14,834	2,182	14.7
(Gain) loss on deferred compensation	(205)	105	(310)	NM
Acquisition-related costs	2,784	9,967	(7,183)	(72.1)
(Gain) loss on asset sales and disposals, net	7,615	4,314	3,301	76.5
System conversion costs	1,383	3,467	(2,084)	(60.1)
Rebranding costs	-	70	(70)	(100.0)
(Gain) loss on sales of businesses, net	(13,833)	-	(13,833)	NM
Equity method investment (income) loss, net	1,230	531	699	131.6
Other (income) expense, net	(96,960)	2,584	(99,544)	NM

Adjusted EBITDA	$678,636	$614,058	$64,578	10.5

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

A summary of our net cash flows for the periods indicated was as follows (dollars in thousands):

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$569,793	$530,286	$39,507	7.5
Net cash used in investing activities	(315,506)	(2,222,719)	1,907,213	(85.8)
Net cash provided by (used in) financing activities	(387,370)	1,607,061	(1,994,431)	(124.1)
Decrease in cash and cash equivalents	(133,083)	(85,372)	(47,711)	55.9
Cash and cash equivalents, beginning of period	388,802	574,909	(186,107)	(32.4)
Cash and cash equivalents, end of period	$255,719	$489,537	$(233,818)	(47.8)

The $39.5 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $64.6 million, lower acquisition-related and system conversion costs and a favorable change in accounts payable, partially offset by increases in cash paid for income taxes and interest and an unfavorable change in accounts receivable.

The $1.9 billion decrease in net cash used in investing activities from the prior year period was due primarily to the $2.0 billion paid for the Hargray Acquisition in the prior year and $9.2 million of proceeds received from the dispositions of our Tallahassee, Florida system and certain other non-core assets during 2022, partially offset by a $33.9 million increase in cash paid for capital expenditures and $25.1 million invested in debt and equity investments during 2022 that did not occur in the prior year.

The $2.0 billion change in net cash provided by (used in) financing activities from the prior year period was due primarily to net proceeds of $1.7 billion from debt issuances in the prior year that did not recur, as well as $307.0 million of share repurchases during 2022 that did not occur in the prior year.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). On May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock). We exhausted the share repurchase authorization under the 2015 Program during the second quarter of 2022 and had $288.1 million of remaining share repurchase authorization under the 2022 Program as of September 30, 2022. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the Share Repurchase Programs through September 30, 2022, we have repurchased 443,268 shares of our common stock at an aggregate cost of $411.9 million, including 232,637 shares purchased at an aggregate cost of $307.0 million during the nine months ended September 30, 2022. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the third quarter of 2022, the Board approved a quarterly dividend of $2.85 per share of common stock, a $0.10 increase from the preceding quarter, which was paid on September 16, 2022.

Financing Activity

Senior Credit Facilities

The Credit Agreement provides for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

As of September 30, 2022, we had approximately $2.3 billion of aggregate outstanding term loans, $44.1 million of outstanding letters of credit and $455.9 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of September 30, 2022 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Applicable Margin(2)	Interest Rate
Term Loan A-2	5/8/2019(3) 10/1/2019(3)	$700,000	Varies(4)	$646,823	10/30/2025	$476,607	LIBOR	1.75%	4.87%
Term Loan B-2	1/7/2019	250,000	1.0%	241,250	10/30/2027	228,750	LIBOR	2.00%	5.12%
Term Loan B-3	6/14/2019(5) 10/30/2020(5)	625,000	1.0%	608,519	10/30/2027	577,472	LIBOR	2.00%	5.12%
Term Loan B-4	5/3/2021	800,000	1.0%	790,000	5/3/2028	746,000	LIBOR	2.00%	5.12%
Total		$2,375,000		$2,286,592		$2,028,829

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

Other Debt-Related Information

On May 3, 2022, we entered into a letter of credit agreement with MUFG which provides for an additional $75.0 million of letter of credit issuing capacity, of which $62.9 million was utilized as of September 30, 2022.

We were in compliance with all debt covenants as of September 30, 2022.

We recorded debt issuance cost amortization of $1.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving Credit Facility portion:
Other noncurrent assets	$2,073	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	25,087	28,572
Total	$27,160	$31,148

The unamortized debt discount associated with the Convertible Notes was $17.4 million as of September 30, 2022. We recorded debt discount amortization of $1.1 million for both the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $1.5 million and $7.9 million on interest rate swaps during the three months ended September 30, 2022 and 2021, respectively, and losses of $14.9 million and $23.4 million for the nine months ended September 30, 2022 and 2021, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.

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

Our capital expenditures by category for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Customer premise equipment(1)	$77,182	$59,274
Commercial(2)	24,954	47,398
Scalable infrastructure(3)	46,057	46,089
Line extensions(4)	33,570	20,077
Upgrade/rebuild(5)	62,609	57,767
Support capital(6)	62,880	51,419
Total	$307,252	$282,024

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

As of September 30, 2022, there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2021 Form 10-K except as disclosed in note 5 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

As of September 30, 2022, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of September 30, 2022, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $503.8 million, $440.0 million and $248.8 million, respectively.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2022 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2022 were as follows (dollars in thousands, except per share data):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid Per Share	or Programs(1)	Programs
July 1 to 31, 2022(2)	37,330	$1,348.12	37,250	$353,150
August 1 to 31, 2022	38,100	$1,347.33	38,100	$301,817
September 1 to 30, 2022	13,650	$1,008.55	13,650	$288,050
Total	89,080	$1,295.75	89,000

(1)

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock), which was announced on August 7, 2015 (the "2015 Program"). On May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "2022 Program"). The 2022 Program was in addition to the repurchase authorization then remaining under the 2015 Program. The authorizations do not have an expiration date. The Company exhausted the share repurchase authorization under the 2015 Program during the second quarter of 2022 and had $288.1 million of remaining share repurchase authorization under the 2022 Program as of September 30, 2022. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.

(2)

Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the Incentive Compensation Plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Steven S. Cochran Transition Agreement dated July 1, 2022.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer

Date: November 3, 2022

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer

Date: November 3, 2022