Form 10-K
period 2022-12-31
Cable One, Inc.
filed 2023-02-24
CIK 1632127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐       No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 was approximately $5.3 billion, based on the closing price for the registrant’s common stock on June 30, 2022. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2022 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 5,728,948 shares of the registrant’s common stock outstanding as of February 17, 2023.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:

●	rising levels of competition from historical and new entrants in our markets;
●	recent and future changes in technology, and our ability to develop, deploy and operate new technologies, service offerings and customer service platforms;
●	our ability to continue to grow our residential data and business services revenues and customer base;
●	increases in programming costs and retransmission fees;
●	our ability to obtain hardware, software and operational support from vendors;
●	risks that we may fail to realize the benefits anticipated as a result of our purchase of the remaining interests in Hargray Acquisition Holdings, LLC (“Hargray”) that we did not already own (the “Hargray Acquisition”);
●	risks relating to existing or future acquisitions and strategic investments by us;
●	risks that the implementation of our new enterprise resource planning (“ERP”) system disrupts business operations;
●	the integrity and security of our network and information systems;
●	the impact of possible security breaches and other disruptions, including cyber-attacks;
●	our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
●	legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
●	additional regulation of our video and voice services;
●	our ability to renew cable system franchises;
●	increases in pole attachment costs;
●	changes in local governmental franchising authority and broadcast carriage regulations;
●	the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
●	the restrictions the terms of our indebtedness place on our business and corporate actions;
●	the possibility that interest rates will continue to rise, causing our obligations to service our variable rate indebtedness to increase significantly;
●	the transition away from the London Interbank Offered Rate ("LIBOR") and the adoption of alternative reference rates;
●	risks associated with our convertible indebtedness;
●	our ability to continue to pay dividends;
●	provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
●	adverse economic conditions, labor shortages, supply chain disruptions, changes in rates of inflation and the level of move activity in the housing sector;
●	pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, have, and may continue to, disrupt our business and operations, which could materially affect our business, financial condition, results of operations and cash flows;
●	lower demand for our residential data and business services;
●	fluctuations in our stock price;
●	dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
●	damage to our reputation or brand image;
●	our ability to retain key employees (whom we refer to as associates);
●	our ability to incur future indebtedness;
●	provisions in our charter that could limit the liabilities for directors; and
●

the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (the "SEC")

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

ITEM 1	BUSINESS

Overview

Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2022, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to more than 1.1 million residential and business customers out of approximately 2.7 million homes passed as of December 31, 2022. Of these customers, approximately 1,060,000 subscribed to data services, 182,000 subscribed to video services and 132,000 subscribed to voice services as of December 31, 2022.

The following map shows the locations of our consolidated markets as of December 31, 2022:

WA
OR
ID
ND
SD
MN
NE
IA
IL
IN
MO
KS
OK
AR
TN
SC
GA
AL
MS
LA
TX
AZ
NM
Sparklight
Fidelity
ValuNet
Hargray
CableAmerica

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2022, they are residential data (54.8%), residential video (19.1%) and business services (data, voice and video provided to businesses: 17.9%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

In 2022, our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins for residential data and business services were approximately five and six times greater, respectively, than for residential video, compared to nine and eleven times greater, respectively, in 2021. The year-over-year change was due primarily to the disaggregation of residential bulk video customers and an additional rate adjustment during 2022, resulting in higher overall residential video margins compared to 2021. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 64% and 66% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per primary service unit (“PSU”) basis.

We focus on growing our higher margin businesses, namely residential data and business services, rather than on growing revenues through maximizing customer PSUs. Our strategy acknowledges the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures. The following chart shows the relative size of our product lines (as a percentage of total revenue) in 2022 as compared to 2015, the year we became an independent public company following the completion of our spin-off from Graham Holdings Company ("GHC"):

Excluding the effects of recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced significant growth in residential data customers and revenues since 2013. We expect growth for this product line to continue over the long-term as we believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider. Our broadband plant generally consists of a fiber-to-the-premises or hybrid fiber-coaxial ("HFC") network with ample unused capacity, and we offer our data customers internet products at faster speeds than those available from competitors in most of our markets. During the fourth quarter of 2022, our average residential data customer used 639 Gigabytes of data per month, with nearly 20% of our customers using over 1 Terabyte of data per month. We believe that the capacity and reliability of our networks exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers. We experienced elevated growth rates in residential data customers and revenues during the first two years of the COVID-19 pandemic, but are now seeing a return to more normalized, pre-pandemic growth patterns.

●

Residential video. Residential video service is an increasingly costly and fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. We now offer Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

●

Business services. We have experienced significant growth in business data customers and revenues since 2013. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. We expect to experience continued growth in business data customers and revenues over the long-term. Margins for products sold to business customers have remained attractive, which we expect will continue.

We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless access ("FWA") data providers; over-the-top (“OTT”) video providers; and direct broadcast satellite (“DBS”) television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 65% of our total capital expenditures since 2017 were focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We offer Gigabit download data service to nearly all of our homes passed and have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.

We expect to continue devoting financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service in areas adjacent to our existing network. We believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back-office functions such as billing, accounting and service provisioning; migrating products to Cable One's platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets in addition to pursuing organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business services product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.

Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. Congress and numerous states, including Arizona, Minnesota and Missouri (where we have subscribers), have proposed legislation and/or administrative actions in the past or currently are considering such actions, which could lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our technically advanced fiber-based infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity, and nearly all of our homes passed have access to Gigabit download speeds, which we believe meaningfully distinguishes our offerings from competitors in most of our markets. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition, we expect to deploy symmetrical Gigabit speeds over our data network in select markets by the end of 2023 and deploy DOCSIS 4.0 beginning in 2024. These upgrades will allow us to further increase plant capacity in support of ongoing increases in consumer demand. We believe these investments will reinforce our competitive strength in this area.

Corporate History

In 1986, The Washington Post Company (the prior name of our former corporate parent, GHC) acquired 53 cable television systems with approximately 350,000 video subscribers in 15 Western, Midwestern and Southern states. We completed over 30 acquisitions and dispositions of cable systems through 2015, both through cash sales and system trades. In the process, we substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets and acquiring cable systems in non-metropolitan markets that fit our business model. On July 1, 2015, we became an independent company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of our spin-off from GHC.

In addition to our organic growth, we have also completed a number of acquisitions in recent years. In 2017, we acquired RBI Holding LLC (“NewWave”) for $740.2 million. In 2019, we acquired Delta Communications, L.L.C. (“Clearwave”) for $358.8 million and Fidelity Communications Co. (“Fidelity”) for $531.4 million. In 2020, we acquired Valu-Net LLC (“Valu-Net”) for $38.9 million. In 2020, we contributed the assets of our Anniston, Alabama system (the “Anniston System”) to Hargray in exchange for an approximately 15% equity interest in Hargray and subsequently acquired the remaining approximately 85% equity interest in 2021 for approximately $2.0 billion. We also acquired certain assets and assumed certain liabilities from Cable America Missouri, LLC (“CableAmerica”) for $113.1 million in late 2021.

In 2020, we completed the rebranding of our legacy Cable One consumer-facing business to Sparklight. The Sparklight brand better conveys who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world. As part of the rebranding, we began streamlining our residential internet service plans and pricing as well as offering faster speeds and unlimited data options on any plan. In addition, we have strengthened and plan to continue to strengthen our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources.

In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested a combined $634.9 million in CTI Towers, Inc. (“CTI”), AMG Technology Investment Group, LLC (“Nextlink”), Wisper ISP, LLC (“Wisper”) and Mega Broadband Investments Holdings LLC (“MBI”) and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested a combined $95.8 million in Point Broadband Holdings, LLC (“Point Broadband”), Tristar Acquisition I Corp (“Tristar”) and Nextlink. In 2022, our strategic investment and divestiture activities consisted of the following:

●	On January 1, 2022, we closed a joint venture transaction in which we contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) (the "Clearwave Fiber Contribution") and certain unaffiliated third-party investors contributed cash, to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber"). The operations we contributed generated approximately 3% of our consolidated revenues for the three months ended December 31, 2021. Our approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. We recognized a non-cash gain of $22.1 million associated with this transaction. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service.

●	On March 24, 2022, we invested an additional $5.4 million in Point Broadband and hold a less than 10% ownership interest in Point Broadband.

●	On April 1, 2022, we contributed our Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million.

●	On June 1, 2022, we completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million.

●	On September 6, 2022, we entered into a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"), under which we agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. We invested $22.2 million in Ziply during November 2022 and expect to invest the remaining $27.8 million during 2023.

Industry Overview

We are a fully integrated provider of data, video and voice services to residential and business customers across various geographic regions in the United States, with a primary focus on residential data and business services. We provide services that are similar to those provided by cable companies, telephone companies and fiber providers, among others. These providers, each to a varying degree, own and/or lease a network that allows them to deliver their services and distribute their signals to the homes and businesses of subscribers. In addition to building their own network backbone and/or leasing physical access to the network backbone, companies providing video services also purchase licenses to provide their subscribers with access to television channels owned by programmers and broadcasters via distribution over the network backbone. Companies providing video services also typically sell advertising on their video channels.

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

Attractive markets and regional diversification. Our customers are located primarily in non-metropolitan, secondary and tertiary markets with favorable competitive dynamics in comparison to major urban centers. In particular:

●	We tend to face less vigorous competition than similar service providers in metropolitan markets at this time. In approximately two-thirds of our footprint, we do not have a wired competitor that offers residential broadband download speeds of 100 Megabits per second ("Mbps") or higher, which is only half the speed of our flagship 200 Mbps residential high-speed data offering.

●	Advances in technology often come later to our markets — for example, fewer competitors in our markets offer fiber-to-the-premises or "5G" wireless service than in more densely populated markets.

●	Our subscribers tend to be value-focused, enabling us to save video services costs by not carrying expensive programming options with low subscriber demand.

●	We are regionally diversified, reducing the impact that an economic downturn in a specific geographic area would have on our overall business.

Deep customer understanding. We have operated as a non-metropolitan service provider for over 25 years and we are attuned to the unique needs of customers in these areas. In order to understand our customers’ demands and preferences, we routinely conduct customer research through a variety of methods, including customer satisfaction surveys, geo-demographic segmentation studies and other analytics. Together with the direct customer contact we engage in through our virtual call centers and local operating offices, we believe we have gained valuable insight into how to serve customers in non-metropolitan markets, including with respect to providing an optimal mix of data speeds, price points and best-in-class customer service levels. In addition, a significant majority of our associates reside and work in our markets, providing local services through education programs and donations of time and resources that enhance our commitment to the communities we serve.

Superior broadband technology with ample unused capacity. We offer our residential and business data customers internet products at faster speeds than those available from competitors in most of our markets. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity. During the fourth quarter of 2022, our average residential data customer used 639 Gigabytes of data per month, with nearly 20% of our residential data customers using over 1 Terabyte of data per month. We believe capacity demands such as these cannot be handled by most of the competitors in our markets. In addition, during 2022 our network reliability was 99.5%, significantly exceeding competing service providers who use other technologies and networks.

Our flagship broadband offering for residential customers is a download speed of 200 Mbps, which is at the faster end of the range for similar residential offerings in our markets, although a growing majority of our customers now subscribe to even higher speed offerings. Our fastest broadband offering for our residential customers is currently a download speed of up to 1 Gigabit per second (“Gbps”). We also offer an advanced Wi-Fi solution to residential customers across substantially all of our footprint that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. This service is offered free of charge to residential customers who rent one or more modems from us. We are also rolling out a Wi-Fi 6E mesh system offering, the most advanced Wi-Fi system available in the market today. On the business side, we offer our small- and medium-sized business customers up to 5 Gbps symmetrical speeds over fiber in select markets and our enterprise customers 10 Gbps symmetrical speeds over fiber.

Network reliability is critical to our success and is the tenet of our day-to-day operating philosophy. Our investment in and focus on future demand planning has been intended to ensure that network performance is never a barrier to customer satisfaction. Since completing significant, multi-year plant and product enhancements in existing Cable One markets in 2017, we have continued to make ongoing investments in our acquired systems, which has increased our broadband capacity and reliability. We have invested nearly $1.1 billion over the last three years to bring fast, reliable high-speed data service to our markets. We expect to continue to invest in strategic capital projects, including those associated with newly acquired operations and market expansions, because we believe the competitive benefits will be significant, particularly for data services. We also made the following capital investments in 2022:

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

●

We continued to deploy 10 Gbps-capable fiber-to-the-premises technology for both residential and business customers across multiple markets, placing fiber deeper into the network and closer to customers.

We anticipate that the projects we have invested in over the last several years will facilitate sustained increases in residential data and business services revenues and customer satisfaction.

Low cost structure and competitive pricing. We believe our operating costs, taken as a whole, are as low as or lower than any major service provider. We attribute our low-cost structure to a committed focus on retaining our highest value customers (rather than seeking to obtain as many PSUs as possible) and the lower costs of operating in non-metropolitan markets compared to metropolitan markets. In addition, because we operate our residential and business data services with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.

Integration acumen. We believe middle-market acquisition targets continue to provide attractive accretive opportunities. We also continue to learn and adopt best practices and solutions from our acquired operations. Whether it’s our company-wide incentive program we implemented from NewWave, the innovative video chat solution from Fidelity that proved essential to connecting and servicing customers during the pandemic, the adoption of Hargray’s human resources platform or the talented associates who have joined our company across all of our acquisitions, the valuable experience and tangible and intangible gains from these acquisitions has sharpened our expertise in applying our best in class operating model, leading to meaningful synergy realizations and margin expansion beginning shortly after the completion of each acquisition.

Continuous process improvement mindset. From transactional improvements to large scale innovations, continuous process improvement permeates all that we do in order for us to thrive in an increasingly competitive marketplace and remain a cost-efficient operator. For example, we have recently launched our automated field maintenance program and our automated truck roll recommendation engine which provide efficiencies to enable our associates to better serve our customers. The automated field maintenance program monitors our plant and creates work orders prior to a customer experiencing an issue. This further improves the reliability of our service while driving efficient routing for our internal workforce, who are increasingly shifting from reactive to proactive maintenance of our network. Our automated truck roll recommendation engine is a machine learning system that analyzes cable modem signals to determine if a customer’s device is not performing optimally and cannot be fixed via remote troubleshooting. This new process enables our associates and customers to bypass time-consuming steps in the process and move directly to an onsite technician.

Customer satisfaction. We have a customer-focused approach, influencing how we are organized, how we sell our services and how we service our customers. A significant majority of our associates live and work in the communities that we serve and are neighbors to our customers. We believe that our dedication to providing a differentiated customer experience is an important driver of our overall value proposition and creates loyalty, improves customer retention and drives increased demand for our services. We focus on customer satisfaction, with an emphasis on consistently benchmarking our customer satisfaction over time and relative to our competitors based on internally and externally generated customer satisfaction data. We continue to focus on making the lives of our customers easier by providing value-added services, such as expanding customer self-service options through improved residential and business online portals and creating a more personalized experience in updated and refreshed local offices. In addition, we provide 24/7 network monitoring and support to ensure our customers experience the highest quality and most reliable service possible. In 2022, for the second year in a row, we were named to PC Magazine’s list of the ten fastest internet service providers.

Associate satisfaction. Associates are the heart of Cable One. Our operating success is driven by engaged and committed associates. We believe our customers’ satisfaction is tightly linked to our associates’ satisfaction, which has been consistently high throughout the past decade based on routine internal measurements. We currently measure our associate satisfaction annually along with conducting multiple periodic associate surveys. In 2022, for the second year in a row, we were named to Forbes' America's Best Midsize Employers list.

Experienced management team. Our senior management team is comprised of executives who have significant experience in our industry. Our executive officers have an average industry tenure of nearly 24 years and an average tenure at Cable One (or its predecessors) of over 11 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.

Our Strategy

Our purpose is to connect our customers and communities to what matters most by doing right by those we serve, driving progress and lending a hand. We accomplish this through a multi-faceted strategy that builds upon our long track record of focusing on the right markets, the right products and the right customers, as well as controlling our operating and capital costs. More specifically, our strategy includes the following principal components:

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

Prioritize higher growth, higher margin opportunities. We concentrate on the products and customers that maximize Adjusted EBITDA less capital expenditures and provide the best opportunity for profitable growth. We believe residential video and residential voice face inexorable long-term declines. With respect to our video product, programmers and broadcasters are charging higher rates and retransmission fees for content to distributors providing video services (often for content for which viewership is declining), and distributors have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings has given customers new alternatives to traditional video offerings. In addition, customer demand for wireless voice services has reduced demand for residential voice services for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth, higher margin opportunities in residential data and business services.

We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our legacy Cable One residential video PSUs decreased by 34.7% when comparing 2022 versus 2021 and 18.2% when comparing 2021 versus 2020. While this strategy runs contrary to the historical, conventional wisdom in our industry, which put heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business customers is far more important than maximizing the number of customers who choose triple-play packages combining data, video and voice services.

Drive growth in residential data and business services. We believe our residential data and business services products provide attractive current and future growth opportunities. Our disciplined prioritization of residential data and business services is generally reflected in all aspects of our business strategy, including pricing, the allocation of sales, marketing and customer service resources, capital spending and supplier negotiations. During 2022, we continued to diversify our revenue streams away from video as residential data and business services represented 72.7% of our total revenues versus 71.3% for 2021 and 68.2% for 2020. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically were marketed as a package. We focus on selling data-only packages to new customers rather than cross-selling video services to these customers, and a majority of our residential customers are data-only.

Our business services revenues decreased $3.5 million, or 1.1%, in 2022 compared to 2021. Business services revenues included $5.0 million of additional revenues from Hargray and CableAmerica operations in 2022 and included $22.5 million of revenues associated with Clearwave operations that were contributed to Clearwave Fiber in 2021. We expect to generate continued organic growth in business services by leveraging and investing in our existing infrastructure capabilities and footprint to offer higher broadband speeds, more choice and greater value than other providers in our markets and to expand our business services to attract more small, medium-sized and enterprise business customers.

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

●	focusing on retaining and seeking expected higher relative value customers rather than trying to maximize the number of PSUs;

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

●

implementation of digital transformation initiatives that include automation and customer self-service within our processes, which enables us to better allocate resources to more value-added activities and enables our customers and associates to thrive in an increasingly digital world.

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

Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions, internal and external investments, capital structure optimization and return of capital in order to build long-term stockholder value. We proactively invest in our network, within both existing markets and in near-adjacent areas. We also assess available inorganic opportunities through either full acquisitions of, or strategic investments in, complementary companies as we believe part of our strategy is to be the natural aggregator of rural broadband assets in small cities and large towns. When identifying and assessing acquisition targets, we look for providers with a data-centric product mix, comparable market demographics, geographic alignment, attractive competitive positions, visible growth and margin expansion opportunities, stable financial performance, leading broadband technologies and similar cultures. When evaluating strategic investment opportunities, we look for companies that we would consider acquiring in the future and that have proven operating leaders alongside trusted financial partners. We return capital to shareholders through dividends and opportunistic share repurchases, and may also pay down outstanding debt.

Target higher relative value residential customers. We employ rigorous analytics to gain a deeper understanding of our customers and drive profitable decision making throughout the organization. We use data analytics to help refine our go-to-market strategy and identify customers likely to produce higher relative value over the life of their service relationships with us, rather than seeking to maximize the number of PSUs. Our investments in business intelligence have enabled us to integrate, analyze and visualize increasingly complex data sets, in near real-time, and in a format that drives strategic and operational decisions. As a result, our organization has more rapidly identified, modeled, tested, analyzed and implemented initiatives that align with our strategic focus of attracting and retaining higher relative value customers. Business intelligence also enables us to be more predictive with customer habits and industrywide trends. For example, our decision to focus on data-only customers was guided by such data analytics. We believe that optimizing our relationships with these customers, as video and voice cord-cutting accelerates, is both a necessity and an opportunity for our business.

Our Products

Residential Data Services

Residential data services represented 54.8%, 52.0% and 50.5% of our total revenues for 2022, 2021 and 2020, respectively. We offer simplified data plans with lower pricing and higher speeds across our premium tiers, with download speeds up to 1 Gbps available to nearly all of our residential customers as of December 31, 2022. We also offer our customers the option to purchase an unlimited data plan regardless of speed tier. Further, to meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we offer most of our customers our advanced Wi-Fi service combining state-of-the-art technology solutions with certified technicians, who locate and configure hardware based on individual customer needs. This service provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.

Residential Video Services

Residential video services represented 19.1%, 21.2% and 25.1% of our total revenues for 2022, 2021 and 2020, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. We now offer Sparklight TV, an IPTV video service that allows customers to stream our video channels from the cloud through a new app on supported devices, such as the Amazon Firestick, Apple TV and Android-based smart televisions, and provides a cloud-based DVR feature that does not require the use of a set-top box.

Business Services

We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 17.9%, 19.2% and 17.7% of our total revenues for 2022, 2021 and 2020, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers. We believe we will continue to experience growth in sales to business customers over the long term given the sizeable total addressable market within our footprint and our history of expanding penetration rates.

Our offerings for small businesses are provided over a mixture of our fiber and HFC networks, with all new buildouts being fiber. Our data services offer various options with download speeds ranging from 25 Mbps up to 1 Gbps over HFC, with varying upload speeds, along with managed Wi-Fi. Our small business voice solutions include hosted voice with unified communications as a service from one line to multi-line options, including the availability of popular calling features like simultaneous ring, hunt groups and selective call forwarding. Business video packages range from a basic service tier to a comprehensive selection including variety, news and sports programming in high-definition. Our small- and medium-sized business customers experience up to 5 Gbps symmetrical speeds over fiber in select markets.

We offer delivery of data and voice services using fiber-to-the-premises technology primarily for mid-market customers. This shared fiber architecture provides for symmetrical data speeds ranging from 50 Mbps to 5 Gbps. We expect to expand this technology to additional areas and markets each year for the foreseeable future, especially in our competitive locations.

For enterprise and wholesale customers, we offer dedicated bandwidth and Enterprise Wi-Fi in addition to multiple voice services via fiber optic technology. Our fiber optic-based products include dark fiber in addition to dedicated internet access and E-Line, E-Lan and E-Access Ethernet services. We also offer network-to-network interface connections to other carriers at multiple points of presence across the United States. Our enterprise customers experience symmetrical speeds of up to 10 Gbps over fiber.

Residential Voice Services

Residential voice services represented 2.5%, 3.0% and 3.6% of our total revenues for 2022, 2021 and 2020, respectively. The majority of our residential voice service offerings transmit digital voice signals over our network and are interconnected Voice over Internet Protocol (“VoIP”) services. We also offer traditional telecommunications services through some of our subsidiaries.

Competition

We operate in a highly competitive, subscriber-driven and rapidly changing industry and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, DBS providers, telephone companies that offer data and video services through digital subscriber line (“DSL”) technology or fiber-to-the-node networks, municipalities and cooperatives with fiber-based networks, regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market in which we are already operating.

We also face increasing competition from wireless telephone companies for our residential voice services, as our customers continue to replace our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including FWA providers that are deploying high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost. To date we have not faced meaningful FWA-triggered customer losses. If and when FWA meaningfully enters our markets, we believe we will be in a strong long-term competitive position as our wired infrastructure provides for speeds and capacity far in excess of what any FWA competitor can provide given the limitations of the new technology.

In approximately two-thirds of our footprint, we do not have a wired competitor that offers residential broadband download speeds of 100 Mbps or higher, which is only half the speed of our flagship 200 Mbps residential high-speed data offering.

Certain municipalities and cooperatives have also announced plans to construct their own data networks with access speeds that match or exceed ours through the use of fiber-to-the-node or fiber-to-the-premises technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from a state or local governmental franchising authority (“LFA”), reducing their barriers to entry into our markets. The entrance of municipalities as competitors in our markets would add to the competition we face and could lead to some customer attrition.

While not an area of strategic focus for us, our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime Video, Apple TV+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content over the internet, which may result in less demand for the video services we provide. Despite the negative impact this competition has on our video business, these services also generate additional demand for our residential data business due to customers’ continued growing need for data services.

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

In addition, in recent years, federal and state governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the Federal Communications Commission's (the "FCC") Rural Digital Opportunity Fund ("RDOF") auction in 2020, The American Rescue Plan Act of 2021 (“ARPA”), and The Infrastructure Investment and Jobs Act of 2021 (the “Infrastructure Act”). Although we intend to oppose such subsidies to competitors when directed to areas that we already serve, our challenge efforts may not always be successful and efforts to use governmental funds to subsidize the deployment of broadband in areas that we already serve could result in increased competition.

Human Capital Resources

Associate Metrics

As of December 31, 2022, we had 3,132 full-time and part-time associates, compared to 3,628 full-time and part-time associates at December 31, 2021. The decrease in associates year-over-year was due primarily to the transfer of associates to Clearwave Fiber. None of our associates were represented by a union at December 31, 2022 or 2021. Women represented approximately 33% of our total associate base and 36% of management-level positions at December 31, 2022 compared to 30% of our total associate base and 35% of management-level positions as of December 31, 2021.We were recently named by the Women in Cable Telecommunications Network as one of the 2022 Top Companies for Women to Work based on the results of their most recent pay equity, advancement opportunities and resources workplace diversity survey.

Associate Engagement, Retention and Compensation Programs and Benefits

We believe our associates are our most important resources and are critical to our continued success. We strive to attract, develop, motivate and retain associates with an emphasis on performance and productivity. We seek to maintain alignment, foster accountability and encourage long-term focus throughout all levels of associates at our Company. Our average associate tenure at Cable One (or its predecessors) is nearly 10 years.

Our senior management team is comprised of executives who have significant experience in our industry. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years. Our executive officers have an average industry tenureof nearly 24 years and an average tenure at Cable One (or its predecessors) of over 11 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets.

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

Talent Development and Training

We believe in investing in the development and careers of our associates to allow them to reach their potential in a competitive, constantly changing and innovative industry. We engage our associates through internal and external programs to develop specialized knowledge and leadership skills. Associates have access to online development programs for professional skills and certification preparation through our e-learning platform. Specialized technical training for eligible associates helps them grow professionally and enables them to provide differentiated customer experience. Our tuition reimbursement program enables associates to earn certificates in areas such as network programming, data analysis and network administration and security. Others leverage our educational benefits to earn their associates, bachelor’s and master’s degrees.

To prepare associates for current and future leadership roles at our Company, we invest heavily in leadership development programs for everyone from frontline leaders to executive leadership through both in-house and third-party learning courses. Company leaders receive training on leadership expectations, developing associates, building great teams and competing to win to ensure we are consistent in what it means to be a leader at Cable One.

We have a long track record of promoting associates from within, including Julia M. Laulis, our Chair of the Board, President and Chief Executive Officer, who has been with Cable One for more than 20 years and began her career at Cable One as a Director of Marketing.

Health and Safety

Our safety team that is responsible for company-wide safety education and training programs. In an effort to minimize or eliminate hazards, we regularly analyze indicators and areas where risks and injuries can occur. We also have mandatory compliance and safety training for associates, with more than 20,000 instructional hours completed in 2022.

Diversity and Inclusion

We are an equal opportunity employer that strives to provide an inclusive and respectful environment that represents a wide range of backgrounds, cultures and experiences. We are committed to fostering an environment in which all associates and customers are valued. We foster a diverse and inclusive culture by offering competitive compensation, a comprehensive rewards program and opportunities for all of our associates to grow personally and professionally. Our Inclusion and Diversity Advisory Board (the “I&D Advisory Board”) is made up of individuals across the organization from frontline associates to members of management. The I&D Advisory Board was created to further strengthen a culture of respect and inclusion at Cable One. Members of our I&D Advisory Board cultivate resources that are accessible on our intranet, bring in outside speakers and host events to inform, educate and provide all associates with a voice to share their unique experiences, perspectives and viewpoints. In 2022, there were a total of 2,401 participants that joined different sessions provided.

Available Information and Website

Our internet address is www.sparklight.com. We make available free of charge through our investor relations website, ir.cableone.net, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with the SEC. Printed copies of these documents will be furnished without charge (except exhibits) to any stockholder upon written request addressed to our Secretary at 210 E. Earll Drive, Phoenix, Arizona 85012. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

The contents of these websites are not incorporated by reference into this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.

Information About Our Executive Officers

The following table presents certain information, as of February 23, 2023, concerning our executive officers.

Name	Age	Position
Julia M. Laulis	60	Chair of the Board, President and Chief Executive Officer
Michael E. Bowker	54	Chief Operating Officer
Todd M. Koetje	46	Chief Financial Officer
Kenneth E. Johnson	59	Chief Technology and Digital Officer
Christopher D. Boone	40	Senior Vice President, Business Services and Emerging Markets
Megan M. Detz	46	Senior Vice President, Human Resources
Eric M. Lardy	49	Senior Vice President, Operations and Integration
James A. Obermeyer	59	Senior Vice President, Marketing and Sales
Peter N. Witty	55	Senior Vice President, General Counsel and Secretary

Julia M. Laulis

Ms. Laulis has been Chair of the Board since January 2018, Chief Executive Officer and a member of our Board of Directors (the “Board”) since January 2017 and President of Cable One since January 2015.

Ms. Laulis joined Cable One in 1999 as Director of Marketing – Northwest Division. In 2001, she was named Vice President of Operations for the Southwest Division. In 2004, she became responsible for starting Cable One’s Phoenix Customer Care Center. Ms. Laulis was named Chief Operations Officer in 2008, responsible for the Company's three operation divisions and two call centers. In 2012, Ms. Laulis was named Chief Operating Officer, adding sales, marketing and technology to her responsibilities. In January 2015, she was promoted to President and Chief Operating Officer.

Prior to joining Cable One, Ms. Laulis was with Jones Communications in the Washington, D.C. area and Denver, where she served in various marketing management positions. Ms. Laulis began her 39-year career in the cable industry with Hauser Communications.

Ms. Laulis serves on the boards of The AES Corporation, CableLabs and C-SPAN.

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

Mr. Bowker serves as Vice Chairman of ACA Connects — America’s Communications Association.

Todd M. Koetje

Mr. Koetje has been Chief Financial Officer of Cable One since July 2022. He previously served as Senior Vice President, Business Development and Finance of Cable One from August 2021 through June 2022.

Prior to joining Cable One, Mr. Koetje served as Managing Director & Group Head of the Technology, Media & Telecommunications Leveraged Finance team at Truist Securities.

Kenneth E. Johnson

Mr. Johnson has been Chief Technology and Digital Officer since January 2023. He previously served as Senior Vice President, Technology Services of Cable One from May 2018 through December 2022.

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

Regulatory Reclassification and Net Neutrality Regulation. In 2017, the FCC adopted the Restoring Internet Freedom Order (the “Internet Freedom Order”), which reinstated broadband internet access service as an “information service” under Title I of the Communications Act of 1934, as amended (the “Communications Act”). The Internet Freedom Order rescinded the majority of the open internet rules adopted by the FCC in 2015 in the Open Internet Order, with the exception of enhanced disclosure requirements that require broadband internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. In October 2020, the FCC reaffirmed its previous findings about the Internet Freedom Order after certain issues were remanded to it by the U.S. Court of Appeals for the District of Columbia Circuit. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that encouraged the FCC to consider adopting net neutrality rules similar to those originally adopted in 2015. Numerous parties also have urged the FCC to take action regarding net neutrality. Any such action by the FCC likely would be subject to further judicial review.

Congress and numerous states, including Arizona, Minnesota and Missouri (where we have subscribers), have proposed legislation and/or administrative actions in the past or currently are considering such actions, which could lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Net neutrality obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

Disclosure and Non-Discrimination Requirements. As stated above, the FCC’s current rules require broadband internet access service providers to disclose certain information regarding network management, performance and commercial terms of the service to their customers. As part of the Infrastructure Act, Congress ordered the FCC to conduct a rulemaking to consider imposing additional consumer disclosure requirements on broadband internet access service providers using “broadband labels.” The FCC's new broadband label requirements are scheduled to take effect six months after approval by the federal Office of Management and Budget. In addition, the Infrastructure Act requires the FCC to adopt rules to facilitate equal access to broadband internet access service and prevent digital discrimination of access, including the development of model policies and best practices, and a process to accept public complaints relating to digital discrimination. Compliance with these new obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or to what extent these changes may affect our operations or impose additional costs on our business.

Emergency Broadband Benefit and Affordable Connectivity Programs. In 2021, we participated in the FCC’s Emergency Broadband Benefit (“EBB”) program, which provided qualifying low-income consumers a discount on certain of our broadband internet access services for which we received reimbursement from the FCC. On December 31, 2021, the EBB program transitioned to the Affordable Connectivity Program (“ACP”) as required by the Infrastructure Act. The ACP operates in largely the same manner as the EBB program and allows us to seek reimbursement for certain broadband internet access service discounts provided to qualifying low-income consumers. We are subject to various compliance obligations in connection with our participation in the EBB program and the ACP, which may cause us to incur additional compliance costs. We cannot predict whether or when any future changes to the ACP may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business.

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

In addition to FCC privacy regulations governing broadband internet access service, the Federal Trade Commission (the “FTC”) also may exercise authority over privacy by using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. The FTC also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss or unauthorized disclosure of this type of information. We also are subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information of children under 13 years of age. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

We are also subject to federal and state laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services, and currently is considering additional changes to its data breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on our business.

Digital Millennium Copyright Act. Owners of copyrights and trademarks actively seek to prevent use of the internet to violate their rights. For example, copyright and trademark owners may assert claims that a customer used an internet service or resources accessed via the internet to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner. In some cases, copyright and trademark owners have sought to recover damages from the broadband internet access service provider as well as or instead of the customer. The law relating to the potential liability of broadband internet access service providers in these circumstances is unsettled. The Digital Millennium Copyright Act grants broadband internet access service providers protection against certain claims of copyright infringement resulting from the actions of customers if the internet provider complies with certain requirements. Congress has not adopted similar immunity for broadband internet access service providers for trademark infringement claims.

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

In August 2019, the FCC issued an order that limits the scope of demands that state and local authorities may require in exchange for issuing or renewing a franchise. The FCC’s order clarified that state and local franchising authorities are prohibited from using their video franchising authority to regulate the provision of non-cable services, including broadband, Wi-Fi and VoIP services delivered over “mixed use” systems that offer a variety of services. The FCC also held that non-monetary in-kind contributions required by a franchising authority count as franchise fees subject to the 5% cap on such fees. The majority of the FCC’s order was upheld by the Sixth Circuit on appeal, and the U.S. Supreme Court refused to review the case on appeal by the state and local franchising authorities. We cannot predict whether or to what extent the rules as revised by the FCC or the courts may affect our operations or impose costs on our business.

The FCC has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally imposed franchise obligations. These rules are especially beneficial to new entrants and are expected to continue to accelerate the competition we are experiencing in the video service marketplace.

Rate Regulation. FCC regulations prohibit LFAs or the FCC from regulating the rates that cable systems charge for certain levels of video service, equipment and service calls when those cable systems are subject to “effective competition.” FCC regulations contain a presumption that all cable systems are subject to the effective-competition exemption unless proven otherwise.

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

Alternatively, federal law includes “retransmission consent” regulations, under which broadcasters can elect to prohibit carriage unless the cable operator first negotiates for retransmission consent, which may be conditioned on significant payments or other concessions from cable operators, such as commitments to carry other program services offered by a station or an affiliated company, to purchase advertising on a station or to provide advertising availability on cable channels to a station or to provide cash compensation. This development increases operating costs for video service providers, which ultimately increases the rates for video subscribers.

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

Media Ownership Rules. The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. After numerous court proceedings, the FCC’s rules were upheld by the U.S. Supreme Court in April 2021. These changes will likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay broadcasters for retransmission consent. The FCC is now conducting its regular review of its media ownership rules. We cannot predict the outcome of the ongoing reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.

Pole Attachments. Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits. Federal law also requires those entities to charge reasonable rates to cable operators for utilizing space on such poles or in such underground conduits. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments which took effect in August 2020. The FCC’s rules do not apply in states that have chosen to adopt their own pole attachment rules, which may make it more difficult to obtain access to poles in those states. We cannot predict how any future changes to the pole attachment rules may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

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

State Regulation of Telecommunications Services. We offer telecommunications services as competitive local exchange carriers (“CLECs”) through several of our subsidiaries. Providers of telecommunications services usually are required to obtain licenses or authorizations from state regulatory commissions prior to offering intrastate telecommunications services. We hold CLEC licenses to provide telecommunications services in Alabama, Arkansas, Georgia, Kansas, Missouri, Oklahoma, South Carolina and Texas. We also are required to comply with state reporting, fee payment, tariffing and other obligations imposed on telecommunications services. Many states require prior approval for corporate and financial transactions, and compliance with these requirements could delay and increase the cost we incur to complete such transactions. Failure to comply with requirements applicable to telecommunications services could subject us to fines, penalties or other enforcement consequences.

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

Federal Subsidies and Grants. The FCC has adopted rules intended to transition the USF so that it supports the build out of broadband rather than telecommunications facilities. Certain of our subsidiaries providing telecommunications services have been designated as eligible telecommunications carriers (“ETCs”) and as such receive or will receive federal and state funds for operations in Georgia, Idaho, Louisiana, Missouri, Oklahoma and South Carolina. We also receive reimbursement from the schools and libraries universal service support program, commonly known as E-rate, and from the Rural Health Care Fund for discounted services provided throughout our service territory. The FCC has several proceedings pending that could affect our ability to continue receiving such federal funding. We cannot predict whether or how these programs will be changed, or how such changes will affect our operations or business. Some of our ILEC subsidiaries also receive disbursements from the federal USF under Phase 2 of the FCC’s Alternative Connect America Cost Model program. To continue to receive such disbursements, we are required to meet certain build-out milestones over the next ten years. We also were a grant recipient under the FCC’s Rural Broadband Experiment program, which requires us to meet certain build-out and public service obligations over a five-year period. We are also a grant recipient under the FCC’s RDOF program, which requires us to meet certain build-out and public service obligations over a ten-year period. While we intend to satisfy these build-out obligations within the required timeframes, there can be no assurance that we will complete the build-out in a timely manner or at all. We also cannot predict what impact the costs of complying with the build-out obligations will have on our operations.

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

Customer Proprietary Network Information. Telecommunications services and interconnected VoIP services are subject to customer proprietary network information ("CPNI") protections, which extend CPNI protection requirements to such providers. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally increase the cost of providing voice service, as providers must implement various safeguards to protect CPNI from unauthorized disclosure. In 2017, the FCC reinstated its previous rules applicable to CPNI for voice services.

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

Our systems generally operate pursuant to franchises, permits and similar authorizations issued by state and local governments. As these franchises are typically non-exclusive, state and local governments can grant additional franchises to other entities and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. As of December 31, 2022, approximately one-third of our footprint has been overbuilt by high-speed data service providers offering speeds of 100 Mbps or higher. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. We also face increasing competition from wireless telephone companies for residential voice services, as our customers continue to replace our residential voice services completely with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including FWA providers that are deploying high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost.

Certain municipalities and cooperatives have also announced plans to construct their own data networks with access speeds that match or exceed ours through the use of fiber-to-the-node or fiber-to-the-premises technology. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from an LFA, reducing their barriers to entry into our markets. The entrance of more municipalities as competitors in our markets would add to the competition we face and could lead to customer attrition.

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

In addition, in recent years, federal and state governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, the ARPA and the Infrastructure Act. Although we intend to oppose such subsidies to competitors when directed to areas that we already serve, our challenge efforts may not always be successful and efforts to use governmental funds to subsidize the deployment of broadband in areas that we already serve could adversely affect our business and results of operations.

Any of these events could have a material adverse impact on our operations, business, financial results and financial condition.

Our business is subject to rapid technological change, and if we do not adapt to technological changes and respond appropriately to changes in consumer demand, our competitive position may be harmed. For example, our success may be dependent upon our ability to develop, deploy and operate new technologies, service offerings and customer service platforms.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt, upgrade and exploit new and existing technologies to address changing consumer demands and distinguish our services from those of our competitors. We may not be able to accurately predict technological trends or the success of new products and services. If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, that are not available at competitive prices or that do not function as expected, or of if we are unable to develop, deploy and operate new technologies, service offerings and customer service platforms, our competitive position could deteriorate and our business and financial results could suffer.

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

Organic growth in revenue from sales to our business customers was 6.2%, 5.5% and 6.5% in 2022, 2021 and 2020, respectively, after exceeding 10% for each year between 2011 (when we started focusing on business services sales) and 2019. The COVID-19 pandemic and the government's associated responses have resulted in suppressed sales growth from small business customers. We may encounter additional challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel toward our business customers in recent years. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet our service level requirements, or more broadly, the expectations of our business customers, or if pandemic-related headwinds associated with business sales resume, our business sales may not increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins and/or decreased demand for our video products.

Over the past few years, the sales margins on our residential video services, which accounted for 19.1%, 21.2% and 25.1% of our total revenues in 2022, 2021 and 2020, respectively, have decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers are expected to continue to seek higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins, adversely impact our revenues and revenue growth rates, and adversely impact our business.

We may not be able to obtain necessary hardware, software and operational support.

We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone, the modems that we lease to our customers and the delivery of our IPTV video service. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties (including due to general adverse economic conditions); they experience shortages of electronic components as a result of labor or other supply constraints; they significantly increase the amount we must pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material adverse impact on our operations, business, financial results and financial condition.

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

We completed the NewWave acquisition in May 2017, the Clearwave acquisition in January 2019, the Fidelity acquisition in October 2019, the MBI investment in November 2020, the Hargray Acquisition in May 2021, the CableAmerica acquisition in December 2021 and the Clearwave Fiber Contribution in January 2022. In addition, we have made and may make other acquisitions and strategic investments (each such acquired business or investee, a “Strategic Acquiree” and, collectively, the “Strategic Acquirees”). Such acquisitions and strategic investments could involve a number of risks and uncertainties, including:

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

●

risks relating to minority ownership positions in our strategic investments, including our initial minority ownership position in MBI, such as our ability to appoint only a minority of members of the board of managers of MBI, the fact that the managers of MBI will not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders and the limited category of transactions for which our consent will be needed under MBI’s operating agreement; and

●

uncertainties related to the exercise of the Call Option or the Put Option (each as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources –  Liquidity" in this Annual Report on Form 10-K) in the MBI investment, including our ability to finance the purchase of the remaining equity interests in MBI on terms acceptable to us or at all.

If a Strategic Acquiree fails to operate as anticipated or cannot be successfully integrated with our existing business, our operations, business, results of operations and financial condition could be materially negatively affected.

Implementation of our new ERP system could disrupt business operations.

We implemented a new ERP system in the second quarter of 2021. The implementation has required and may continue to require significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation has resulted and may continue to result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, receiving, provisioning, servicing, accounting and reporting processes. The new ERP system has required and may continue to require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If technical problems or other significant issues arise in connection with the implementation or operation of the new ERP system, it could have a material adverse impact on our operations, business, financial results and financial condition.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), pandemics, terrorist attacks, accidental releases of information or similar events, may disrupt our business.

Network and information systems and other technologies are critical to our operating activities, both internally and in supplying data, video and voice services to customers. Network or information system shutdowns or other service disruptions caused by cyber-attacks, such as distributed denial of service attacks, ransomware, dissemination of malware and other malicious activity, pose increasing risks. Both unsuccessful and successful cyber-attacks on companies, including ours, have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. From time to time, third parties make malicious attempts to access our network or the networks of third-party vendors we use. Cyber-attacks could result in an unauthorized release of information, degradation to our network and information systems or disruption to our data, video and voice services, all of which could adversely affect our reputation and results of operations.

Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or any long-term changes), pandemics, terrorist attacks and similar events, and the individuals responsible for such systems may also be imperiled by certain such events. For example, prior to 2018, the damage to our network infrastructure caused by Hurricanes Harvey and Katrina and the Joplin, Missouri tornado each created a significant disruption in our ability to provide services in affected areas. Any similar events could have an adverse impact on us and our customers in the future, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events or damage in the future. Further, the impacts associated with extreme weather, such as intensified storm activity, may cause increased business interruptions.

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

We are also subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on or otherwise adversely affect our business.

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

The majority of our Adjusted EBITDA less capital expenditures comes from residential data services, and a majority of our residential customers are data-only. We have aligned our resources to emphasize increased sales of data services as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including by charging our data subscribers higher rates based on the speed as well as overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by regulations attached to new government funding programs or any new net neutrality requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could see a materially negative impact. While the FCC has eliminated most net neutrality requirements, the FCC, Congress, states or the courts may revisit this determination in the future. For example, in July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that encouraged the FCC to consider adopting net neutrality rules similar to those originally adopted in 2015. Numerous parties also have urged the FCC to take action regarding net neutrality. Further, Congress and numerous states, including Arizona, Minnesota and Missouri (where we have subscribers) have proposed legislation and/or administrative actions in the past or are currently considering actions, which could lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.

The regulation of broadband activities, including any net neutrality obligations, and any related court decisions could cause us to incur additional compliance costs, restrict our ability to profit from our existing broadband network, limit the return we can expect to achieve on past and future investments in our broadband networks and adversely affect our business. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business.

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

Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits. Federal law also requires those utilities to charge reasonable rates to cable operators for utilizing space on such poles or in such underground conduits. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments. The FCC’s rules do not apply in states that have chosen to adopt their own pole attachment rules, which may make it more difficult to obtain access to poles in those states. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs and materially negatively impact our operations, business, financial condition and results of operations.

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

We currently have a substantial amount of indebtedness which could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, our obligations under the Call Option or the Put Option relating to our investment in MBI (as described under “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity”), debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.

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

As of December 31, 2022, we had approximately $2.3 billion of outstanding term loans and an additional $500.0 million of undrawn revolving credit capacity under the Credit Agreement (as defined elsewhere in this Annual Report on Form 10-K). On February 22, 2023, we entered into the New Credit Agreement (as defined elsewhere in this Annual Report on Form 10-K) and as of that date we had approximately $2.3 billion of outstanding borrowings and $512.0 million of undrawn revolving credit capacity under the New Credit Agreement. The loans outstanding under the New Credit Agreement accrue interest at a variable rate and as a result expose us to interest rate risks. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. In addition, we will be exposed to the risk of rising interest rates to the extent that we fund our operations with additional short-term or variable-rate borrowings. We have entered into and in the future may enter into additional interest rate swaps in order to hedge against future interest rate volatility. We may elect not to maintain such interest rate swaps with respect to our variable rate indebtedness, if any, and any swaps we have entered into or may enter into may not fully mitigate our interest rate risk. As a result, our financial condition, results of operations and cash flows could be materially negatively affected.

The transition away from LIBOR and the adoption of alternative reference rates could adversely affect the cost of servicing our indebtedness.

A substantial portion of our indebtedness bears interest at variable interest rates, in certain cases based on LIBOR. In recent years, initiatives have been underway to replace LIBOR as a benchmark interest rate and, on March 5, 2021, ICE Benchmark Administration (“IBA”) confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month US Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Federal Reserve, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for US Dollar LIBOR. On February 22, 2023, we transitioned a substantial portion of our indebtedness to an interest rate based on SOFR in connection with entering into the New Credit Agreement; however, the Term Loan B-4 (as defined elsewhere in this Annual Report on Form 10-K) continues to bear interest at a rate based on LIBOR. At this time, it is not possible to predict the effect the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given SOFR’s very limited history and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of using SOFR could include an increase in the cost of our variable rate indebtedness.

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

However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of Convertible Notes is limited by the agreements governing our existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the applicable Convertible Notes Indenture or to pay cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the applicable Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the New Credit Agreement and the Senior Notes Indenture, each as defined elsewhere in this Annual Report on Form 10-K).

The conditional conversion feature of either series of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of either series of the Convertible Notes is triggered, holders of the applicable Convertible Notes will be entitled to convert such Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we may initially elect to satisfy our conversion obligations by combination settlement. In addition, in the future, we may elect to settle all of our conversion obligations through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert the Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current liability, rather than a long-term liability, which would result in a material reduction of our net working capital.

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

●	do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders;

●	provide that only our Chief Executive Officer and a majority of our directors, and not our stockholders, may call a special meeting of our stockholders;

●	require the approval of our Board or the affirmative vote of stockholders holding a majority of the voting power of our capital stock to amend our Amended and Restated By-laws; and

●	limit our ability to enter into business combination transactions with certain stockholders.

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

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, heightened inflation, increased unemployment levels, higher interest rates and the continuing impact of the COVID-19 pandemic, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products and services, electing to use fewer higher margin products and services or obtaining lower cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve in the United States may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. Also, our ability to gain new customers is to a certain extent dependent on the pace of households moving residences and new housing construction within our markets, which are influenced by both national and local economic conditions. In addition, adverse economic conditions may lead to an increased number of our residential and business customers that are unable to pay for services. If any of these events were to occur, it could have a material negative effect on our operations, business, financial condition and results of operations.

Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, have, and may continue to, disrupt our business and operations, which could materially affect our business, financial condition, results of operations and cash flows .

The occurrence of pandemics, epidemics or disease outbreaks could materially affect our business, financial condition, results of operations and cash flows, including due to negative impacts to the global economy, disruptions to global supply chains and workforce participation, and volatility and disruption of financial markets.  For example, the COVID-19 pandemic has significantly impacted the United States and other countries, which has resulted in international, federal, state and local governments implementing numerous measures to try to reduce the spread of the virus that causes COVID-19, including travel restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions, or impose new restrictions, in an effort to lessen the spread of COVID-19 and its variants. While many of these restrictions have been lifted, there continues to be significant uncertainty related to the ultimate duration and impact that this global pandemic will have on us, including due to future actions that may be taken by government authorities and businesses in response to surges in COVID-19 cases.

We are a part of the United States’ critical infrastructure, and our continued operation is essential to connectivity services that are vital during the COVID‐19 pandemic. We have taken and may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our associates, customers, suppliers, business partners and others.

Our business, financial results and financial condition have been and could be further adversely affected by the COVID-19 pandemic in a number of ways, which may include, but are not limited to, the following:

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

The potential effects of the COVID-19 pandemic may also impact many of our other risk factors included in this Annual Report. The degree to which the COVID-19 pandemic impacts our operations, business, financial results and financial condition will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic and its variants; its severity; the actions taken by governments and regulators to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus), and the potential hesitancy to utilize them; supply chain constraints; labor supply issues and how quickly and to what extent normal social, economic and operating conditions can resume.

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

Your percentage ownership in the Company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other associates. In addition, we may issue equity as all or part of the financing or consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to fund our ongoing operations. We also had $920.0 million of Convertible Notes outstanding as of December 31, 2022 that may further dilute your percentage ownership in the Company in the future if such Convertible Notes are converted.

Any damage to our reputation or brand image could adversely affect our business, financial condition or results of operations.

Maintaining a positive reputation and brand image are important factors impacting our ability to sell our products and services. The speed at which negative publicity is disseminated has increased dramatically through social media, websites and blogs. Our success in maintaining a positive brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary in any media outlet could damage our reputation and reduce the demand for our products and services, which would adversely affect our business. Our reputation or brand image could be adversely impacted by negative publicity, commentary or communications (whether or not valid), including related to the following topics: our failure to maintain high ethical and social practices in all of our operations and activities; our failure to be perceived as appropriately addressing matters of social responsibility; our use of social media; or public perception of statements or positions made or taken by us, including our executives and associates.

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

We may need to seek additional financing for our general corporate purposes or for acquisitions and strategic investments in the future, including our obligations under the Call Option or the Put Option relating to our investment in MBI (as described under “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity”). We may be unable to obtain additional indebtedness on terms favorable to us, or at all, including because of the terms of our current indebtedness. If adequate funds are not available on acceptable terms, we may be unable to fund our future activities, which could negatively affect our business. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants.

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

Holders

As of February 17, 2023, there were approximately 1,053 holders of record of our common stock.

Dividends

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board.

Performance Graph

The following graph compares the cumulative total stockholder return of our common stock between December 31, 2017 and December 31, 2022 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index (the “Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on December 31, 2017 and that dividends, if any, were reinvested. The Peer Group of data, video and voice services companies consists of Altice USA, Inc.; Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc.

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

Purchases of Equity Securities by the Issuer

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2022 (dollars in thousands, except per share data):

				Approximate
				Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs(1)	or Programs
October 1 to 31, 2022(2)	20,727	$815.82	20,475	$271,355
November 1 to 30, 2022	20,475	$725.73	20,475	$256,496
December 1 to 31, 2022	20,475	$717.88	20,475	$241,797
Total	61,677	$753.40	61,425

(1)

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock), which was announced on August 7, 2015 (the "2015 Program"). On May 20, 2022, the Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "2022 Program" and, together with the 2015 Program, the "Share Repurchase Programs"). The 2022 Program was in addition to the repurchase authorization then remaining under the 2015 Program. The authorizations do not have an expiration date. The Company exhausted the share repurchase authorization under the 2015 Program during the second quarter of 2022 and had $241.8 million of remaining share repurchase authorization under the 2022 Program as of December 31, 2022. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.

(2)

Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of stock appreciation rights under the Incentive Compensation Plans (as defined elsewhere in this Annual Report on Form 10-K). The average price paid per share for the common stock withheld was based on the closing price of our common stock on the applicable vesting or exercise measurement date.

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

The results discussed below include Hargray operations for the period since the May 3, 2021 acquisition date and CableAmerica operations for the period since the December 30, 2021 acquisition date, and exclude the operations contributed to Clearwave Fiber for the period since the January 1, 2022 contribution date. Hargray and CableAmerica operations are collectively referred to as the "Acquired Operations" within the following discussion. During the second quarter of 2022, we divested our Tallahassee, Florida system and certain other non-core assets.

Overview

We are a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2022, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided service to more than 1.1 million residential and business customers out of approximately 2.7 million homes passed as of December 31, 2022. Of these customers, approximately 1,060,000 subscribed to data services, 182,000 subscribed to video services and 132,000 subscribed to voice services as of December 31, 2022.

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2022, they are residential data (54.8%), residential video (19.1%) and business services (data, voice and video provided to businesses: 17.9%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

In 2022, our Adjusted EBITDA margins for residential data and business services were approximately five and six times greater, respectively, than for residential video, compared to nine and eleven times greater, respectively, in 2021. The year-over-year change was due primarily to the disaggregation of residential bulk video customers and an additional rate adjustment during 2022, resulting in higher overall residential video margins compared to 2021. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 64% and 66%of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per PSU basis.

We focus on growing our higher margin businesses, namely residential data and business services, rather than on growing revenues through maximizing customer PSUs. Our strategy acknowledges the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures.

Excluding the effects of recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:

●

Residential data. We have experienced significant growth in residential data customers and revenues since 2013. We expect growth for this product line to continue over the long-term as we believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to continue to grow ARPU from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity, and we offer our data customers internet products at faster speeds than those available from competitors in most of our markets. During the fourth quarter of 2022, our average residential data customer used 639 Gigabytes of data per month, with nearly 20% of our customers using over 1 Terabyte of data per month. We believe that the capacity and reliability of our networks exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers. We experienced elevated growth rates in residential data customers and revenues during the first two years of the COVID-19 pandemic, but are now seeing a return to more normalized, pre-pandemic growth patterns.

●

Residential video. Residential video service is an increasingly costly and fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. We now offer Sparklight TV, an IPTV video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.

●

Business services. We have experienced significant growth in business data customers and revenues since 2013. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. We expect to experience continued growth in business data customers and revenues over the long-term. Margins for products sold to business customers have remained attractive, which we expect will continue.

We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; FWA data providers; OTT video providers; and DBS television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 65% of our total capital expenditures since 2017 were focused on infrastructure improvements that were intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We offer Gigabit download data service to nearly all of our homes passed and have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.

We expect to continue devoting financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service in areas adjacent to our existing network. We believe these investments are necessary to continually meet our customers’ needs and to remain competitive. The capital enhancements associated with recent acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back-office functions such as billing, accounting and service provisioning; migrating products to Cable One's platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also plan to continue seeking broadband-related acquisition and strategic investment opportunities in rural markets in addition to pursuing organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business services product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.

Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. In addition, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. Congress and numerous states, including Arizona, Minnesota and Missouri (where we have subscribers), have proposed legislation and/or administrative actions in the past or currently are considering such actions, which could lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our technically advanced fiber-based infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity, and nearly all of our homes passed have access to Gigabit download speeds, which we believe meaningfully distinguishes our offerings from competitors in most of our markets. As a result of multi-year investments in our legacy Cable One plant, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition, we expect to deploy symmetrical Gigabit speeds over our data network in select markets by the end of 2023 and deploy DOCSIS 4.0 beginning in 2024. These upgrades will allow us to further increase plant capacity in support of ongoing increases in consumer demand. We believe these investments will reinforce our competitive strength in this area.

In addition to our organic growth, we have also completed a number of acquisitions in recent years. In 2017, we acquired NewWave for $740.2 million. In 2019, we acquired Clearwave for $358.8 million and Fidelity for $531.4 million. In 2020, we acquired Valu-Net for $38.9 million. In 2020, we contributed the assets of our Anniston System to Hargray in exchange for an approximately 15% equity interest in Hargray and subsequently acquired the remaining approximately 85% equity interest in 2021 for approximately $2.0 billion. We also acquired certain assets and assumed certain liabilities from CableAmerica for $113.1 million in late 2021.

In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested a combined $634.9 million in CTI, Nextlink, Wisper and MBI and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested a combined $95.8 million in Point Broadband, Tristar and Nextlink. In 2022, our strategic investment and divestiture activities consisted of the following:

●	On January 1, 2022, we closed a joint venture transaction in which we contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash, to a newly formed entity, Clearwave Fiber. The operations we contributed generated approximately 3% of our consolidated revenues for the three months ended December 31, 2021. Our approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. We recognized a non-cash gain of $22.1 million associated with this transaction. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service.

●	On March 24, 2022, we invested an additional $5.4 million in Point Broadband and hold a less than 10% ownership interest in Point Broadband.

●	On April 1, 2022, we contributed our Tallahassee, Florida system to MetroNet, a fiber internet service provider, in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million.

●	On June 1, 2022, we completed a minority equity investment for a less than 10% ownership interest in Visionary, an internet service provider, for $7.2 million.

●	On September 6, 2022, we entered into a subscription agreement with Ziply, a fiber internet service provider, under which we agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. We invested $22.2 million in Ziply during November 2022 and expect to invest the remaining $27.8 million during 2023.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion and analysis of our financial condition and results of operations for 2021 compared to 2020 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Key Performance Measures Summary

The following table summarizes certain key measures of our results of operations (dollars in thousands):

	As of December 31,
	2022	2021	Change	% Change
Revenues	$1,706,043	$1,605,836	$100,207	6.2
Total costs and expenses	$1,167,054	$1,149,264	$17,790	1.5
Income from operations	$538,989	$456,572	$82,417	18.1
Net income	$234,118	$291,824	$(57,706)	(19.8)
Cash flows from operating activities	$738,040	$704,341	$33,699	4.8
Cash flows from investing activities	$(448,267)	$(2,471,570)	$2,023,303	NM
Cash flows from financing activities	$(463,425)	$1,581,122	$(2,044,547)	(129.3)
Adjusted EBITDA	$911,851	$839,325	$72,526	8.6
Capital expenditures	$414,095	$391,934	$22,161	5.7

NM = Not meaningful.

PSU and Customer Counts

Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2022	2021	Change	% Change
Residential data PSUs	963.7	957.4	6.4	0.7
Residential video PSUs	171.2	246.9	(75.7)	(30.7)
Residential voice PSUs	91.3	105.3	(14.0)	(13.3)
Total residential PSUs	1,226.3	1,309.6	(83.3)	(6.4)

Business data PSUs	96.6	97.3	(0.7)	(0.7)
Business video PSUs	10.3	13.8	(3.5)	(25.1)
Business voice PSUs	40.8	44.0	(3.2)	(7.3)
Total business services PSUs	147.7	155.1	(7.3)	(4.7)

Total data PSUs	1,060.4	1,054.7	5.7	0.5
Total video PSUs	181.5	260.7	(79.2)	(30.4)
Total voice PSUs	132.1	149.3	(17.2)	(11.5)
Total PSUs	1,374.0	1,464.6	(90.6)	(6.2)

Residential customer relationships	1,010.2	1,046.9	(36.7)	(3.5)
Business customer relationships	101.6	105.1	(3.5)	(3.4)
Total customer relationships	1,111.7	1,151.9	(40.2)	(3.5)

Homes passed	2,704.3	2,662.0	42.3	1.6

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

2022 Compared to 2021

Revenues

Revenues increased $100.2 million, or 6.2%, due primarily to $96.8 million of additional revenues from the Acquired Operations as well as an increase in higher margin residential data and business services revenues from operations not contributed to Clearwave Fiber, partially offset by the contribution of Clearwave operations to Clearwave Fiber that generated $22.5 million of revenues in the prior year and decreases in residential video and residential voice revenues.

Revenues by service offering for 2022 and 2021, together with the percentages of total revenues that each item represented for the years presented, were as follows (dollars in thousands):

	Year Ended December 31,
	2022		2021		2022 vs. 2021
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$934,564	54.8	$835,725	52.0	$98,839	11.8
Residential video	325,200	19.1	339,707	21.2	(14,507)	(4.3)
Residential voice	43,096	2.5	47,519	3.0	(4,423)	(9.3)
Business services	305,286	17.9	308,767	19.2	(3,481)	(1.1)
Other	97,897	5.7	74,118	4.6	23,779	32.1
Total revenues	$1,706,043	100.0	$1,605,836	100.0	$100,207	6.2

Residential data service revenues increased $98.8 million, or 11.8%, due primarily to $51.3 million of additional revenues from the Acquired Operations as well as organic subscriber growth, a reduction in package discounting and increased customer subscriptions to premium tiers, including the migration of customers on our 100 Mbps plan to our 200 Mbps plan in March 2022.

Residential video service revenues decreased $14.5 million, or 4.3%, due primarily to a decrease in residential video subscribers, partially offset by $17.7 million of additional revenues from the Acquired Operations and a rate adjustment implemented in March 2022.

Residential voice service revenues decreased $4.4 million, or 9.3%, due primarily to a decrease in residential voice subscribers, partially offset by $2.5 million of additional revenues from the Acquired Operations.

Business services revenues decreased $3.5 million, or 1.1%, due primarily to the contribution of Clearwave operations to Clearwave Fiber that generated $22.5 million of business services revenues in the prior year, partially offset by $5.0 million of additional revenues from the Acquired Operations and organic growth in our business data and voice services to small and medium-sized businesses and enterprise customers.

Other revenues increased $23.8 million, or 32.1%, due primarily to $20.2 million of additional revenues from the Acquired Operations, consisting primarily of regulatory revenues.

ARPU for the indicated service offerings for 2022 and 2021 were as follows:

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Residential data	$81.12	$78.93	$2.19	2.8
Residential video	$130.06	$111.44	$18.62	16.7
Residential voice	$36.60	$38.92	$(2.32)	(6.0)
Business services	$252.19	$264.76	$(12.57)	(4.7)

Costs and Expenses

Operating expenses (excluding depreciation and amortization) were $470.9 million for 2022 and increased $15.6 million, or 3.4%, compared to 2021. The increase in operating expenses was primarily attributable to $28.0 million of additional expenses related to the Acquired Operations and increases of $6.2 million in labor and other compensation-related costs, $2.6 million in fuel costs, $2.6 million in health insurance costs and $2.2 million in professional fees, partially offset by a $26.6 million reduction in programming and franchise fees as a result of video customer losses and a decrease of $2.6 million in rent expense. Operating expenses as a percentage of revenues were 27.6% and 28.4% for 2022 and 2021, respectively.

Selling, general and administrative expenses were $350.3 million for 2022 and increased $3.3 million, or 0.9%, compared to 2021. The increase in selling, general and administrative expenses was primarily attributable to increases of $4.7 million in professional fees, $4.0 million in bad debt expense, $3.1 million in software costs, and $2.8 million in health insurance costs, partially offset by decreases of $7.6 million in acquisition-related costs and $3.4 million in system conversion costs. Selling, general and administrative expenses as a percentage of revenues were 20.5% and 21.6% for 2022 and 2021, respectively.

Depreciation and amortization expense was $350.5 million for 2022 and increased $11.4 million, or 3.4%, compared to 2021. The increase was primarily due to $21.1 million of additional expense from the Acquired Operations, partially offset by lower expense resulting from the Clearwave Fiber Contribution. Depreciation and amortization expense as a percentage of revenues was 20.5% and 21.1% for 2022 and 2021, respectively.

We recognized a net loss on asset sales and disposals of $9.2 million and $7.8 million in 2022 and 2021, respectively.

We recognized a non-cash gain of $22.1 million associated with the Clearwave Fiber Contribution and a $8.3 million non-cash loss associated with the dispositions of our Tallahassee, Florida system and certain other non-core assets during 2022.

Interest Expense

Interest expense was $137.7 million for 2022 and increased $24.3 million, or 21.4%, compared to 2021, driven primarily by additional outstanding debt and higher interest rates.

Other Income (Expense), Net

Other expense, net, was $25.9 million for 2022 and consisted primarily of a $40.7 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by $13.7 million of interest and investment income. Other expense, net, was $6.0 million for 2021 and consisted primarily of a $50.3 million non-cash loss on fair value adjustment associated with the MBI Net Option and $2.1 million of debt issuance cost write-offs, partially offset by a $33.4 million non-cash gain on fair value adjustment associated with our existing investment in Hargray upon the Hargray Acquisition, $11.6 million of interest and investment income and a $2.3 million non-cash mark-to-market investment gain.

Income Tax Provision

Income tax provision was $126.3 million for 2022 and increased $80.6 million, or 176.0%, compared to 2021. Our effective tax rate was 33.7% and 13.6% for 2022 and 2021, respectively. The increase in the effective tax rate was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the Hargray investment in the prior year that did not recur in the current year and a $22.9 million deferred income tax expense in the current year due to a revaluation of the existing net deferred tax liability as a result of the adoption of unitary filing position for state income tax purposes upon Hargray's integration into Cable One.

Net Income

Net income was $234.1 million for 2022 compared to $291.8 million for 2021.

Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax

Unrealized gain on cash flow hedges and other, net of tax was $132.8 million and $57.9 million for 2022 and 2021, respectively, with the increase due primarily to comparatively larger increases in forward interest rates.

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

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the New Credit Agreement and the Senior Notes Indenture (as defined elsewhere in this Annual Report on Form 10-K) to determine compliance with the covenants contained in the New Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure used by us in our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Year Ended December 31,		2022 vs. 2021
(dollars in thousands)	2022	2021	$ Change	% Change
Net income	$234,118	$291,824	$(57,706)	(19.8)

Plus: Interest expense	137,713	113,449	24,264	21.4
Income tax provision	126,332	45,765	80,567	176.0
Depreciation and amortization	350,462	339,025	11,437	3.4
Equity-based compensation	22,514	20,054	2,460	12.3
(Gain) loss on deferred compensation	(154)	174	(328)	(188.5)
Acquisition-related costs	3,208	10,770	(7,562)	(70.2)
(Gain) loss on asset sales and disposals, net	9,199	7,829	1,370	17.5
System conversion costs	1,466	4,831	(3,365)	(69.7)
Rebranding costs	-	70	(70)	(100.0)
(Gain) loss on sales of businesses, net	(13,833)	-	(13,833)	NM
Equity method investment (income) loss, net	14,913	(468)	15,381	NM
Other (income) expense, net	25,913	6,002	19,911	NM

Adjusted EBITDA	$911,851	$839,325	$72,526	8.6

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

As part of our 45% minority equity interest in MBI, we acquired the right, but not the obligation, to purchase all but not less than all of the remaining equity interests in MBI that we do not already own between January 1, 2023 and June 30, 2024 (the "Call Option"). If we do not exercise the Call Option, then investors affiliated with GTCR LLC, a private equity firm based in Chicago, have the right, but not the obligation, to sell (and to cause all members of MBI other than us to sell) to us and, in such case, we are obligated to purchase all but not less than all of the direct and indirect equity interests in MBI that we do not already own between July 1, 2025 through September 30, 2025 (the "Put Option"). The purchase price payable upon the exercise of the Call Option or the Put Option, as applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA. We have not yet obtained the capital that we believe will be necessary to pay the purchase price if either the Call Option or the Put Option are exercised.

The following table shows a summary of our net cash flows for the years indicated (dollars in thousands):

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$738,040	$704,341	$33,699	4.8
Net cash used in investing activities	(448,267)	(2,471,570)	2,023,303	(81.9)
Net cash provided by (used in) financing activities	(463,425)	1,581,122	(2,044,547)	(129.3)
Decrease in cash and cash equivalents	(173,652)	(186,107)	12,455	(6.7)
Cash and cash equivalents, beginning of period	388,802	574,909	(186,107)	(32.4)
Cash and cash equivalents, end of period	$215,150	$388,802	$(173,652)	(44.7)

The $33.7 million year-over-year increase in net cash provided by operating activities was primarily attributable to an increase in Adjusted EBITDA of $72.5 million, a favorable change in accounts payable and lower acquisition-related and system conversion costs, partially offset by increases in cash paid for interest and income taxes and an unfavorable change in accounts receivable.

The $2.0 billion year-over-year decrease in net cash used in investing activities was due primarily to the $2.1 billion paid for the Hargray Acquisition and CableAmerica acquisition in the prior year; $45.4 million of lower debt and equity investments; and $9.2 million of proceeds received from the dispositions of our Tallahassee, Florida system and certain other non-core assets during 2022, partially offset by $68.7 million in dividends received in the prior year that did not recur and a $26.2 million increase in cash paid for capital expenditures.

The $2.0 billion change in net cash provided by (used in) financing activities from the prior year was due primarily to net proceeds of $1.7 billion from debt issuances in the prior year that did not recur, as well as $353.3 million of share repurchases during 2022 that did not occur in the prior year. Refer to the following section for further information on our financing activity.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). On May 20, 2022, the Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock). We exhausted the share repurchase authorization under the 2015 Program during the second quarter of 2022 and had $241.8 million of remaining share repurchase authorization under the 2022 Program as of December 31, 2022. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the Share Repurchase Programs through the end of 2022, we have repurchased 504,693 shares of our common stock at an aggregate cost of $458.2 million, including 294,062 shares purchased at an aggregate cost of $353.3 million during 2022. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2022, the Board approved a quarterly dividend of $2.85 per share of common stock, which was paid on December 16, 2022, bringing total dividends distributed during 2022 to $66.3 million. On February 7, 2023, the Board approved a quarterly dividend of $2.85 per share of common stock to be paid on March 10, 2023 to holders of record as of February 21, 2023.

Financing Activity

Senior Credit Facilities

The third amended and restated credit agreement among us, JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and the lenders party thereto, dated as of October 30, 2020 (as amended prior to February 22, 2023, the "Credit Agreement"), provides for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”), $625.0 million maturing in 2027 (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

On February 22, 2023, we entered into the fourth amended and restated credit agreement with JPMorgan, as administrative agent, and the lenders party thereto to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement"). The New Credit Agreement amended the Credit Agreement to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029; (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment by March 1, 2023. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our then outstanding Term Loan A-2.

The interest margins applicable to the Senior Credit Facilities are, at our option, equal to either (a) SOFR plus 10 basis points (or, in the case of the Term Loan B-2 and the Term Loan B-3 for any day prior to March 1, 2023, and in the case of the Term Loan B-4, LIBOR) or (b) a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, (x) for any day prior to March 1, 2023, 2.25% for LIBOR loans and 1.0% for base rate loans and (y) for any day thereafter through its repayment, 2.25% for SOFR loans and 1.0% for base rate loans, and (iii) with respect to the Term Loan B-4, 2.0% for LIBOR loans and 1.0% for base rate loans.

The Senior Credit Facilities contain customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Senior Credit Facilities also require that we maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. The Senior Credit Facilities also contain customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of our and our restricted subsidiaries’ other material debt, bankruptcy or insolvency, the entry against us or any of our restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.

As of December 31, 2022, we had $2.3 billion of aggregate outstanding term loans and $500.0 million available for borrowing under the Revolving Credit Facility. A summary of the term loans outstanding under the Credit Agreement as of December 31, 2022 is as follows (dollars in thousands):

					Final	Balance
	Draw	Original	Amortization	Outstanding	Maturity	Due Upon	Benchmark	Applicable	Interest
Instrument	Date(s)	Principal	Per Annum(1)	Principal	Date	Maturity	Rate	Margin(2)	Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$638,313	10/30/2025	$476,607	LIBOR	1.75%	6.13%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	240,625	10/30/2027	228,750	LIBOR	2.00%	6.38%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	606,966	10/30/2027	577,472	LIBOR	2.00%	6.38%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	788,000	5/3/2028	746,000	LIBOR	2.00%	6.38%
Total		$2,375,000		$2,273,904		$2,028,829

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

Senior Notes

In November 2020, we completed a private offering of $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among us, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under the Credit Agreement or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.

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

Other Debt-Related Information

In connection with financing transactions completed during 2021, we capitalized $13.7 million of debt issuance costs and wrote-off $2.1 million of existing unamortized debt issuance costs. We recorded debt issuance cost amortization of $5.3 million and $5.6 million for 2022 and 2021, respectively, within interest expense in the consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2022	2021
Revolving Credit Facility portion:
Other noncurrent assets	$1,904	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	23,913	28,572
Total	$25,817	$31,148

Unamortized debt discount associated with the Convertible Notes was $16.3 million and $20.6 million as of December 31, 2022 and 2021, respectively. We recorded debt discount amortization of $4.3 million and $3.5 million during 2022 and 2021, respectively, within interest expense in the consolidated statement of operations and comprehensive income.

On May 3, 2022, we entered into a letter of credit agreement with MUFG Bank, Ltd. which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2022, $32.4 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum. Of these letters of credit, $22.0million were issued on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. The fair value of the Wisper letters of credit approximates face value based on the short-term nature of the agreements. We would be liable for up to the total amount outstanding under the Wisper letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper has guaranteed and indemnified us in connection with such letters of credit. As of December 31, 2022, we assessed the likelihood of Wisper's non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet.

In March 2021, we terminated $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

We were in compliance with all debt covenants as of December 31, 2022.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate LIBOR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.653%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.739%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized losses of $11.9 million and $31.3 million on interest rate swaps for 2022 and 2021, respectively, which were reflected within interest expense in the consolidated statements of operations and comprehensive income. In connection with entering into the New Credit Agreement, the Company reached agreement with the financial institution counterparties to amend both interest rate swap agreements, effective March 1, 2023, so that the variable rate interest payments paid to the Company under the swaps will be based on SOFR rather than LIBOR and the fixed rates paid by the Company will be reset accordingly.

Refer to notes 10, 12 and 19 to the consolidated financial statements for further details regarding our financing activity, outstanding debt and interest rate swaps.

Capital Expenditures

We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations, including rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back-office functions such as billing, accounting and service provisioning; migrating products to legacy Cable One platforms; and expanding our high-capacity fiber network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.

Our capital expenditures by category for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Customer premise equipment(1)	$101,252	$70,763
Commercial(2)	34,282	64,603
Scalable infrastructure(3)	52,086	56,179
Line extensions(4)	52,839	50,616
Upgrade/rebuild(5)	87,284	75,876
Support capital(6)	86,352	73,897
Total	$414,095	$391,934

(1)	Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)	Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)	Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)	Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)	Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.

Contractual Obligations and Contingent Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2022 (in thousands):

	Programming			Other
	Purchase	Lease	Debt	Purchase
Year Ending December 31,	Commitments(1)	Payments(2)	Payments(3)	Obligations(4)	Total
2023	$147,286	$5,444	$55,008	$76,982	$284,720
2024	95,362	3,837	76,285	13,176	188,660
2025	45,231	2,893	557,147	6,804	612,075
2026	46	2,232	591,709	5,735	599,722
2027	-	1,662	820,754	749	823,165
Thereafter	-	7,701	1,743,001	5,656	1,756,358
Total	$287,925	$23,769	$3,843,904	$109,102	$4,264,700

(1)

Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2022 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to our outstanding finance and operating lease arrangements as of December 31, 2022.
(3)	Debt payments include principal repayment obligations for our outstanding debt instruments as of December 31, 2022.
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

We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $12.3 million and $11.5 million for 2022 and 2021, respectively.

●

Fees imposed on us by various governmental authorities, including franchise fees, are passed through monthly to our customers and are periodically remitted to authorities. These fees were $31.2 million and $31.4 million for 2022 and 2021, respectively. As we act as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $52.1 million and $42.1 million as of December 31, 2022 and 2021, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.

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

Goodwill and Indefinite-Lived Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2022	2021
Goodwill and indefinite-lived intangible assets	$3,030,293	$3,114,725
Total assets	$6,913,890	$6,953,994
Goodwill and indefinite-lived intangible assets as a percentage of total assets	43.8%	44.8%

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

Indefinite-Lived Intangible Assets Units of Accounting. Our intangible assets with an indefinite life are from franchise agreements that we have with state and local governments and trademark and trade name. Franchise agreements allow us to contract and operate our business within specified geographic areas. We expect our franchise agreements to provide us with substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. We currently expect to utilize our indefinite-lived trademark and trade name for a period that extends beyond the foreseeable horizon and expect the cost to maintain such asset to be nominal.

We assess our indefinite-lived intangible assets for impairment as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We have identified a single unit of accounting for our franchise agreements for use in impairment assessments based on our current operations and the use of our assets.

Property, Plant and Equipment

Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2022	2021
Property, plant and equipment, net	$1,701,755	$1,854,104
Total assets	$6,913,890	$6,953,994
Property, plant and equipment, net as a percentage of total assets	24.6%	26.7%

Cash Paid for
Property, Plant
Year Ended December 31,	and Equipment
2022	$410,737
2021	$384,527
2020	$302,517

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

Capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred where applicable, operational data and management judgment. Overhead costs are capitalized based on standards developed from historical information. Indirect and overhead costs include payroll taxes; insurance and other benefits; and vehicle, tool and supply expense related to installation activities. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

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

Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2022, our market risk sensitive instruments consisted of our Senior Credit Facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition: Liquidity and Capital Resources — Financing Activity” and notes 10, 12 and 19 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.

Outstanding borrowings under our Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either LIBOR or a base rate, in each case plus an applicable interest rate margin, were approximately $2.3 billion at December 31, 2022. We are also party to two interest rate swap agreements to effectively convert the variable rate interest to fixed base rates of 2.653% and 2.739% for $850.0 million and $350.0 million of such outstanding debt, respectively. Based on the principal outstanding under our Senior Credit Facilities with exposure to LIBOR at December 31, 2022, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $10.7 million.

Additionally, as of December 31, 2022, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of December 31, 2022, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $512.7 million, $453.2 million and $257.0 million, respectively.

As of December 31, 2021, outstanding borrowings under our Senior Credit Facilities were approximately $2.3 billion and the notional amount of our effective interest rate swap agreement was $1.2 billion. Based on the principal then-outstanding under our Senior Credit Facilities with exposure to LIBOR at December 31, 2021, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have been $11.1 million higher in 2021.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the executive officers of the Company and their ages, titles and biographies as of February 23, 2023 are incorporated by reference from the section of this Annual Report on Form 10-K entitled “Business — Information About Our Executive Officers.”

The other information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2023 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2023 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2023 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2023 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

2.4	Equity Purchase Agreement, dated as of September 28, 2020, by and among Cable One, Inc., Mega Broadband Investments Holdings LLC, Mega Broadband Splitter, LP, Mega Broadband Blocker, Inc., and GTCR Fund XII/C LP (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 6, 2020).

2.5	Agreement and Plan of Merger, dated as of February 12, 2021, by and among Cable One, Inc., Hargray Acquisition Holdings, LLC, Lighthouse Merger Sub LLC, and TPO-Hargray, LLC, in its capacity as the equityholders’ representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 16, 2021).

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on November 21, 2022).

4.1	Description of securities of Cable One, Inc. registered under Section 12 of the Exchange Act.*

4.2

Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (including Form of 4.00% Senior Notes due 2030) (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on November 9, 2020).

4.3	Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cable One, Inc. filed on March 8, 2021).

4.4	Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Cable One, Inc. filed on March 8, 2021).

4.5	Form of 0.000% Convertible Senior Notes due 2026 (included in Exhibit 4.3).

4.6	Form of 1.125% Convertible Senior Notes due 2028 (included in Exhibit 4.4).

4.7	First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.00% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 9, 2021).

4.8	First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 9, 2021).

4.9	First Supplemental Indenture, dated as of June 30, 2021, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 9, 2021).

4.10	Second Supplemental Indenture, dated as of February 14, 2022, to that certain Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.00% Senior Notes due 2030 (incorporated herein by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).

4.11	Second Supplemental Indenture, dated as of February 14, 2022, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 0.000% Convertible Senior Notes due 2026 (incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).

4.12	Second Supplemental Indenture, dated as of February 14, 2022, to that certain Indenture, dated as of March 5, 2021, by and among Cable One, Inc., the guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.125% Convertible Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).

4.13	Third Supplemental Indenture, dated as of March 31, 2022, to that certain Indenture, dated as of November 9, 2020, by and among Cable One, Inc., the guarantors from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.00% Senior Notes due 2030 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 6, 2022).

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

10.20

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2019 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.21

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2019 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.22

Form of Stock Appreciation Right Agreement for grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.23

Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.24

Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.25

Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.26

Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2020).+

10.27

Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees during 2020 and 2021 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 7, 2020).+

10.28

Third Restatement Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on October 30, 2020).

10.29

Second Amended and Restated Limited Liability Company Agreement, dated as of November 12, 2020, by and among Mega Broadband Investments Holdings LLC, Cable One, Inc., and the other unitholders party thereto (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 26, 2021).†

10.30	Amendment No. 1, dated as of March 1, 2021, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on March 1, 2021).

10.31	Amendment No. 2, dated as of May 3, 2021, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 3, 2021).

10.32	James A. Obermeyer Offer Letter dated January 22, 2020. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 7, 2021).+

10.33	Cable One, Inc. 2022 Senior Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2022).+

10.34	Megan M. Detz Offer Letter dated February 12, 2021 (incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.35	Megan M. Detz Offer Letter dated March 5, 2021 (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.36	Todd M. Koetje Offer Letter dated May 27, 2021 (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.37	Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.38	Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2022 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.39	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2022 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.40	Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.41	Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.42	Form of Stock Appreciation Right Award Agreement for grants beginning in 2022 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.43	Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.44	Steven S. Cochran Transition Agreement dated July 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 4, 2022).+

10.45	Form of Executive Service-Based Three-Year Proportional Vest Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

10.46	Form of Executive Service-Based Three-Year Cliff Vest Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

10.47	Form of Performance-Based Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory arrangement.
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

CABLE ONE, INC. (Registrant)

Date: February 23, 2023	By:	/s/ Julia M. Laulis
Julia M. Laulis
Chair of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julia M. Laulis and Todd M. Koetje, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	February 23, 2023
Julia M. Laulis	(Principal Executive Officer)

/s/ Todd M. Koetje	Chief Financial Officer	February 23, 2023
Todd M. Koetje	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brad D. Brian	Director	February 23, 2023
Brad D. Brian

/s/ Thomas S. Gayner	Director	February 23, 2023
Thomas S. Gayner

/s/ Deborah J. Kissire	Director	February 23, 2023
Deborah J. Kissire

/s/ Mary E. Meduski	Director	February 23, 2023
Mary E. Meduski

/s/ Thomas O. Might	Director	February 23, 2023
Thomas O. Might

/s/ Kristine E. Miller	Director	February 23, 2023
Kristine E. Miller

/s/ Sherrese M. Smith	Director	February 23, 2023
Sherrese M. Smith

/s/ Wallace R. Weitz	Director	February 23, 2023
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 23, 2023
Katharine B. Weymouth

S-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cable One, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Capitalization of Internal Labor Costs

As described in Notes 2 and 7 to the consolidated financial statements, capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred, operational data and management judgment. Capitalized labor costs represent a portion of the consolidated balance of property, plant and equipment, net of $1.7 billion as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to capitalization of internal labor costs is a critical audit matter are (i) the significant judgment by management in determining the internal labor costs to be capitalized and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the determination of internal labor costs to be capitalized related to operational data.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalization of internal labor costs. These procedures also included, among others, (i) evaluating the appropriateness of management’s process for determining the standard labor costs by position, (ii) testing the data inputs related to payroll and benefits, and (iii) evaluating the reasonableness of the factors considered by management related to the analysis of operational data. Evaluating the reasonableness of the factors involved evaluating whether the factors were consistent with the expected time spent on capitalizable activities.

Fair Value of Options Associated with the Mega Broadband Investment

As described in Notes 5, 6, and 13 to the consolidated financial statements, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC (“MBI”) in 2020. The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “net option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The fair values of the call and put options as of December 31, 2022 were liabilities of $6.5 million and $157.9 million, respectively, and were included within other noncurrent liabilities. The net option is remeasured at fair value on a quarterly basis resulting in a $40.7 million decrease in fair value of the net option during the year ended December 31, 2022 which is reported within other income (expense), net.

The principal considerations for our determination that performing procedures relating to the fair value of options associated with MBI is a critical audit matter are (i) the significant judgment by management in developing the fair values of these options using the Monte Carlo simulations, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to MBI’s equity value, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of the options, including controls over MBI’s equity value assumption. These procedures also included, among others, developing an independent range of values for each option and performing a comparison of management’s estimate to the independently developed range to evaluate the reasonableness of management’s estimate. Developing the independent range of values involved (i) developing an independent Monte Carlo simulation model, (ii) testing the completeness and accuracy of the contractual information used by management to calculate the agreed-upon price to acquire the remaining equity interests in MBI, and (iii) evaluating the reasonableness of MBI’s equity value assumption used by management. Professionals with specialized skill and knowledge were used to assist in developing the independent Monte Carlo simulation model and developing the independent range of values.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 23, 2023

We have served as the Company’s auditor since 2014.

CABLE ONE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(dollars in thousands, except par values)	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$215,150	$388,802
Accounts receivable, net	72,715	56,253
Income taxes receivable	1,668	24,193
Prepaid and other current assets	57,172	31,705
Total Current Assets	346,705	500,953
Equity investments	1,195,221	727,565
Property, plant and equipment, net	1,701,755	1,854,104
Intangible assets, net	2,666,585	2,861,137
Goodwill	928,947	967,913
Other noncurrent assets	74,677	42,322
Total Assets	$6,913,890	$6,953,994

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$164,518	$203,387
Deferred revenue	23,706	26,851
Current portion of long-term debt	55,931	38,837
Total Current Liabilities	244,155	269,075
Long-term debt	3,752,591	3,799,500
Deferred income taxes	966,821	854,156
Interest rate swap liability	-	81,627
Other noncurrent liabilities	192,350	156,541
Total Liabilities	5,155,917	5,160,899

Commitments and contingencies (refer to note 18)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,766,011 and 6,046,362 shares outstanding as of December 31, 2022 and 2021, respectively)	62	62
Additional paid-in capital	578,154	555,640
Retained earnings	1,624,406	1,456,543
Accumulated other comprehensive income (loss)	50,031	(82,795)
Treasury stock, at cost (409,388 and 129,037 shares held as of December 31, 2022 and 2021, respectively)	(494,680)	(136,355)
Total Stockholders' Equity	1,757,973	1,793,095
Total Liabilities and Stockholders' Equity	$6,913,890	$6,953,994

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Revenues	$1,706,043	$1,605,836	$1,325,229
Costs and Expenses:
Operating (excluding depreciation and amortization)	470,916	455,352	418,704
Selling, general and administrative	350,310	347,058	255,163
Depreciation and amortization	350,462	339,025	265,658
(Gain) loss on asset sales and disposals, net	9,199	7,829	(1,072)
(Gain) loss on sales of businesses, net	(13,833)	-	(82,574)
Total Costs and Expenses	1,167,054	1,149,264	855,879
Income from operations	538,989	456,572	469,350
Interest expense	(137,713)	(113,449)	(73,607)
Other income (expense), net	(25,913)	(6,002)	(16,411)
Income before income taxes and equity method investment income (loss), net	375,363	337,121	379,332
Income tax provision	126,332	45,765	76,317
Income before equity method investment income (loss), net	249,031	291,356	303,015
Equity method investment income (loss), net	(14,913)	468	1,376
Net income	$234,118	$291,824	$304,391

Net Income per Common Share:
Basic	$39.73	$48.49	$51.73
Diluted	$38.06	$46.49	$51.27
Weighted Average Common Shares Outstanding:
Basic	5,892,077	6,017,778	5,884,780
Diluted	6,314,148	6,387,354	5,937,582

Unrealized gain (loss) on cash flow hedges and other, net of tax	$132,826	$57,888	$(72,525)
Comprehensive income	$366,944	$349,712	$231,866

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Treasury	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stock,	Stockholders’
(dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Gain (Loss)	at cost	Equity
Balance at December 31, 2019	5,715,377	$59	$51,198	$980,355	$(68,158)	$(121,885)	$841,569
Net income	-	-	-	304,391	-	-	304,391
Unrealized loss on cash flow hedges and other, net of tax	-	-	-	-	(72,525)	-	(72,525)
Equity-based compensation	-	-	14,592	-	-	-	14,592
Issuance of common stock	287,500	3	469,796				469,799
Issuance of equity awards, net of forfeitures	28,688	-	-	-	-	-	-
Withholding tax for equity awards	(3,861)	-	-	-	-	(5,953)	(5,953)
Dividends paid to stockholders ($9.50 per common share)	-	-	-	(56,574)	-	-	(56,574)
Balance at December 31, 2020	6,027,704	62	535,586	1,228,172	(140,683)	(127,838)	1,495,299
Net income	-	-	-	291,824	-	-	291,824
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	57,888	-	57,888
Equity-based compensation	-	-	20,054	-	-	-	20,054
Issuance of equity awards, net of forfeitures	22,569	-	-	-	-	-	-
Withholding tax for equity awards	(3,911)	-	-	-	-	(8,517)	(8,517)
Dividends paid to stockholders ($10.50 per common share)	-	-	-	(63,453)	-	-	(63,453)
Balance at December 31, 2021	6,046,362	62	555,640	1,456,543	(82,795)	(136,355)	1,793,095
Net income	-	-	-	234,118	-	-	234,118
Unrealized gain on cash flow hedges and other, net of tax	-	-	-	-	132,826	-	132,826
Equity-based compensation	-	-	22,514	-	-	-	22,514
Issuance of equity awards, net of forfeitures	16,753	-	-	-	-	-	-
Repurchases of common stock	(294,062)	-	-	-	-	(353,289)	(353,289)
Withholding tax for equity awards	(3,042)	-	-	-	-	(5,036)	(5,036)
Dividends paid to stockholders ($11.20 per common share)	-	-	-	(66,255)	-	-	(66,255)
Balance at December 31, 2022	5,766,011	$62	$578,154	$1,624,406	$50,031	$(494,680)	$1,757,973

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$234,118	$291,824	$304,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,462	339,025	265,658
Non-cash interest expense, net	9,518	9,157	4,305
Equity-based compensation	22,514	20,054	14,592
Write-off of debt issuance costs	-	2,131	6,181
Change in deferred income taxes	68,378	28,993	87,182
(Gain) loss on asset sales and disposals, net	9,199	7,829	(1,072)
(Gain) loss on sales of businesses, net	(13,833)	-	(82,574)
Equity method investment (income) loss, net	14,913	(468)	(1,376)
Fair value adjustments	40,400	48,027	17,510
Gain on step acquisition	-	(33,406)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(19,791)	1,884	139
Income taxes receivable	22,525	17,772	(39,099)
Prepaid and other current assets	(3,971)	(5,595)	(2,189)
Accounts payable and accrued liabilities	(157)	(23,184)	11,781
Deferred revenue	(389)	2,543	(2,961)
Other	4,154	(2,245)	(8,097)
Net cash provided by operating activities	738,040	704,341	574,371

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	-	(2,065,982)	(38,296)
Cash paid for debt and equity investments	(50,385)	(95,800)	(612,124)
Dividends received	-	68,706	-
Proceeds from sale of equity investment	-	5,325	-
Capital expenditures	(414,095)	(391,934)	(293,229)
Change in accrued expenses related to capital expenditures	3,358	7,407	(9,288)
Purchase of wireless licenses	-	-	(1,418)
Proceeds from sales of property, plant and equipment	3,628	708	730
Issuance of note and other receivables	-	-	(7,288)
Proceeds from sales of operations	9,227	-	-
Settlement of note and other receivables	-	-	6,000
Net cash used in investing activities	(448,267)	(2,471,570)	(954,913)

Cash flows from financing activities:
Proceeds from equity issuance	-	-	488,750
Proceeds from long-term debt borrowings	-	1,695,850	1,050,000
Payment of equity issuance costs	-	-	(18,951)
Payment of debt issuance costs	-	(13,742)	(15,064)
Payments on long-term debt	(38,845)	(30,501)	(612,028)
Repurchases of common stock	(353,289)	-	-
Payment of withholding tax for equity awards	(5,036)	(8,517)	(5,953)
Dividends paid to stockholders	(66,255)	(63,453)	(56,574)
Deposits received for asset construction	-	1,485	-
Net cash provided by (used in) financing activities	(463,425)	1,581,122	830,180

Increase (decrease) in cash and cash equivalents	(173,652)	(186,107)	449,638
Cash and cash equivalents, beginning of period	388,802	574,909	125,271
Cash and cash equivalents, end of period	$215,150	$388,802	$574,909

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$127,158	$102,891	$65,007
Cash paid for income taxes, net of refunds received	$23,379	$(1,243)	$28,230

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 24 Western, Midwestern and Southern U.S. states. At the end of 2022, Cable One provided services to more than 1.1 million residential and business customers, of which approximately 1,060,000 subscribed to data services, 182,000 subscribed to video services and 132,000 subscribed to voice services.

On July 1, 2020, the Company acquired Valu-Net LLC, an all-fiber internet service provider (“Valu-Net”), for $38.9 million in cash on a debt-free basis. The transaction was funded with cash on hand.

On October 1, 2020, the Company contributed its Anniston, Alabama system (the “Anniston System”) to Hargray Acquisition Holdings, LLC, a data, video and voice services provider (“Hargray”), in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis. On  May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for approximately $2.0 billion in cash on a debt-free basis (the "Hargray Acquisition"). The transaction was funded through a combination of cash on hand and proceeds from new indebtedness.

On December 30, 2021, the Company acquired certain assets and assumed certain liabilities from Cable America Missouri, LLC, a data, video and voice services provider ("CableAmerica"), for $113.1 million in cash on a debt-free basis. The transaction was funded with cash on hand.

On  January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, L.L.C. ("Clearwave")) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber"). The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended  December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. Clearwave Fiber is intended to accelerate deployment of fiber internet to residents and businesses in existing markets and near-adjacent areas, as well as to provide connectivity to unserved and underserved areas in such markets via fiber-to-the-premises service. Clearwave Fiber is reported on Cable One’s balance sheet under the equity method of accounting, with the proportionate share of its net income (loss) each period reflected within Cable One's consolidated statements of operations and comprehensive income on a one quarter lag.

The Company also made other various strategic equity investments during 2020, 2021 and 2022.

Refer to notes 3 and 6 for further details on the Company's acquisitions and equity investments, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The Company’s results of operations for the years ended  December 31, 2022, 2021 and 2020 may not be indicative of the Company’s future results.

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

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers. Residential revenues are generated through individual and bundled subscriptions for data, video and voice services. Such subscriptions are generally on month-to-month terms, and generally without penalty for cancellation. As bundled subscriptions are typically offered at discounted rates, the sales price is allocated amongst the respective product lines based on the relative selling price at which each service is sold under standalone service agreements. Business revenues are generated through individual and bundled subscriptions for data, video and voice services under contracts with terms ranging from one month to several years.

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

Programming Costs. The Company’s programming costs are fees paid to license the programming that is distributed to video customers and are recorded in the period the services are provided. Programming costs are recorded based on the Company’s contractual agreements with its programming vendors, which are generally multi-year agreements that provide for the Company to make payments to the programming vendors at agreed upon rates based on the number of subscribers to which the Company provides the programming service. From time to time, these agreements expire, and programming continues to be distributed to customers, while the parties negotiate new contractual terms. These scenarios are often pursuant to an extension, however, in the absence of an extension, the Company will continue to pay and record costs based on the use of estimates of the ultimate contractual terms expected to be negotiated or the prior contractual terms. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim periods are recorded in the period of resolution.

Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $42.4 million, $40.1 million and $31.6 million in 2022, 2021 and 2020, respectively.

Cash Equivalents. The Company considers all highly liquid investments with original maturities at purchase of three months or less to be cash equivalents. These investments are carried at cost plus accrued interest and dividends, which approximates market value.

Allowance for Credit Losses. Accounts receivable is reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based primarily on the aging category, historical collection experience and management’s evaluation of the financial condition of the customer. The Company generally considers an account past due or delinquent when a customer misses a scheduled payment. The Company writes off accounts receivable balances deemed uncollectible against the allowance for credit losses generally when the account is turned over for collection to an outside collection agency.

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

Equity investments that do provide the Company with the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the equity method. The equity method requires the initial fair value of the investment to be recorded as an asset within the consolidated balance sheet. Based on its ownership percentage, the Company then recognizes its proportionate share of the investee’s net income (loss) each period within equity method investment income (loss) in the consolidated statement of operations and comprehensive income and a corresponding increase (decrease) to the investment’s carrying value within the consolidated balance sheet. As permitted by GAAP, the Company elected to recognize its proportionate share of such net income (loss) for each of its equity method investments on a one quarter lag because the investees' quarterly financial information is not prepared in time for the Company's financial reporting. Additionally, any dividends received from an equity method investee are accounted for as a reduction in the carrying value of the investment within the consolidated balance sheet. Dividends deemed to be a return on investment are classified as operating cash flows within the consolidated statements of cash flows, while dividends deemed to be a return of investment are classified as investing cash flows. Further, any material difference between the carrying value of an equity method investment and the Company’s underlying equity in the net assets of the investee attributable to depreciable property, plant and equipment and/or amortizable intangible assets will result in an adjustment to the amount of net income (loss) recognized by the Company each period.

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

Cable distribution systems(1)	5 – 25
Customer premise equipment	3 – 5
Other equipment and fixtures	3 – 10
Buildings and improvements	10 – 20
Capitalized software	3 – 7
Right-of-use (“ROU”) assets	1 – 5

(1)	The weighted average useful life of cable distribution systems is approximately 12 years.

The costs of leasehold improvements are amortized over the lesser of their useful lives or the remaining terms of the respective leases.

Costs associated with the installation and upgrade of services and acquiring and deploying of customer premise equipment, including materials, internal and external labor costs and related indirect and overhead costs, are capitalized.

Capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities, such as project managers and supervisors. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred where applicable, operational data and management judgment. Overhead costs are capitalized based on standards developed from historical information. Indirect and overhead costs include payroll taxes; insurance and other benefits; and vehicle, tool and supply expense related to installation activities. Costs for repairs and maintenance, disconnecting service or reconnecting service are expensed as incurred.

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

Indefinite-Lived Intangible Assets. The Company’s intangible assets with an indefinite life are franchise agreements that it has with state and local governments and a trade name. Franchise agreements allow the Company to contract and operate its business within specified geographic areas. The Company expects its franchise agreements to provide it with substantial benefit for a period that extends beyond the foreseeable horizon, and the Company has historically obtained renewals and extensions of such agreements without material modifications to the agreements for nominal costs, and these costs are expensed as incurred. The Company currently expects to utilize the indefinite-lived trademark and trade name for a period that extends beyond the foreseeable horizon and expects the cost to maintain such asset to be nominal.

The Company has identified a single unit of accounting for its franchise agreements for use in impairment assessments based on the Company’s current operations and use of its assets.

The Company assesses its indefinite-lived intangible assets for impairment as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The Company evaluates the unit of accounting used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The impairment assessment  may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, the Company estimates the fair value of its franchise agreements primarily based on a multi-period excess earnings method (“MPEEM”) analysis and estimates the fair value of the trademark and trade name primarily based on a relief-from-royalty analysis, both of which involve significant judgment. When analyzing the fair values indicated under the MPEEM analysis, the Company also considers multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) generated by the underlying assets, current market transactions and profitability information. If the fair value of indefinite-lived intangible assets were determined to be less than the carrying amount, the Company would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.

Goodwill. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including an assembled workforce, noncontractual relationships and other agreements. The Company assesses its goodwill for impairment as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.

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

Business Combination Purchase Price Allocation. The application of the acquisition method under ASC 805 - Business Combinations requires the Company to allocate the purchase price amongst the acquisition date fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company determines fair values using the income approach, market approach and/or cost approach depending on the nature of the asset or liability being valued and the reliability of available information. The income approach estimates fair value by discounting associated lifetime expected future cash flows to their present value and relies on significant assumptions regarding future revenues, expenses, working capital levels and discount rates. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence.

Recently Adopted Accounting Pronouncements. In November 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires additional disclosure around the type of any government assistance received and its impact on the consolidated financial statements. The Company adopted the updated guidance in the first quarter of 2022. The adoption did not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires entities to apply existing revenue recognition guidance when recognizing and measuring contract assets acquired and contract liabilities assumed in a business combination. The Company adopted the updated guidance in the first quarter of 2022. The adoption did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) and other reference rates expected to be discontinued. The Company currently holds certain debt and interest rate swaps that reference LIBOR. The Company adopted ASU 2020-04 in 2022 and will apply such guidance when the contracts underlying applicable instruments are amended as a result of reference rate reform in 2023. The adoption will not have a material impact on the Company's consolidated financial statements.

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

Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $3.2 million, $10.8 million and $3.9 million of acquisition-related costs in 2022, 2021 and 2020, respectively. These costs are included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.

The following acquisitions occurred during the periods presented:

CableAmerica. On December 30, 2021, the Company acquired certain assets and assumed certain liabilities of CableAmerica, a data, video and voice services provider, for $113.1 million in cash on a debt-free basis.

Acquired identifiable intangible assets associated with the CableAmerica acquisition consisted of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$15,400	14.0
Trademark and trade name	$500	3.0
Franchise agreements	$49,600	Indefinite

No residual value was assigned to the acquired finite-lived intangible assets. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average original amortization period for the acquired finite-lived intangible assets is 13.7 years. The CableAmerica acquisition resulted in the recognition of $25.6 million of goodwill, which is deductible for tax purposes.

Hargray. On  May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray, a data, video and voice services provider, that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a debt-free basis.

The following table summarizes the allocation of the Hargray purchase price consideration as of the acquisition date, reflecting all measurement period adjustments (in thousands):

Purchase Price Allocation
Assets Acquired
Cash and cash equivalents	$17,652
Accounts receivable	17,929
Income taxes receivable	720
Prepaid and other current assets	8,006
Property, plant and equipment	456,633
Intangible assets	1,592,000
Other noncurrent assets	7,576
Total Assets Acquired	2,100,516

Liabilities Assumed
Accounts payable and accrued liabilities	38,227
Deferred revenue (short-term portion)	8,462
Deferred income taxes	441,377
Other noncurrent liabilities	9,886
Total Liabilities Assumed	497,952

Net assets acquired	1,602,564
Purchase price consideration(1)	2,117,110
Goodwill recognized	$514,546

(1)	Consists of approximately $2.0 billion of cash for the additional approximately 85% equity interest in Hargray that the Company did not already own and the $146.6 million May 3, 2021 fair value of the Company’s existing approximately 15% equity investment in Hargray. The Company recognized a $33.4 million non-cash gain within other income in the consolidated statement of operations and comprehensive income upon the acquisition in 2021, representing the difference between the existing equity investment’s fair value and $113.2 million carrying value. The fair value of the existing investment was calculated as approximately 15% of the fair value of Hargray’s total equity value (determined using the discounted cash flow method of the income approach, less debt), excluding the impact of any synergies or control premium that would be realized by a controlling interest.

Acquired identifiable intangible assets associated with the Hargray Acquisition consist of the following (dollars in thousands):

		Useful Life
	Fair Value	(in years)
Customer relationships	$472,000	13.7
Trademark and trade name	$10,000	4.2
Franchise agreements	$1,110,000	Indefinite

No residual value was assigned to the acquired finite-lived intangible assets. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The trademark and trade name are amortized on a straight-line basis. The total weighted average original amortization period for the acquired finite-lived intangible assets is 13.5 years. The Hargray Acquisition resulted in the recognition of $514.5 million of goodwill, which is not deductible for tax purposes.

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

Valu-Net. On July 1, 2020, the Company acquired Valu-Net, an all-fiber internet service provider, for $38.9 million in cash on a debt-free basis.

Acquired identifiable intangible assets associated with the Valu-Net acquisition consisted of the following (dollars in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$7,700	13.5
Trademark and trade name	$800	Indefinite
Franchise agreements	$11,200	Indefinite

No residual value was assigned to the acquired finite-lived intangible assets. The customer relationships are amortized on an accelerated basis commensurate with future anticipated cash flows. The Valu-Net acquisition resulted in the recognition of $5.3 million of goodwill, which is deductible for tax purposes.

4.	REVENUES

Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Residential
Data	$934,564	$835,725	$669,545
Video	325,200	339,707	332,857
Voice	43,096	47,519	47,603
Business services	305,286	308,767	234,657
Other	97,897	74,118	40,567
Total revenues	$1,706,043	$1,605,836	$1,325,229

Franchise and other regulatory fees	$31,226	$31,418	$25,206
Deferred commission amortization	$5,092	$5,405	$5,478

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

Net accounts receivable from contracts with customers totaled $45.8 million and $39.4 million at December 31, 2022 and 2021, respectively.

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

Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of December 31, 2022, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. The $26.9 million of current deferred revenue at December 31, 2021 was recognized within revenues in the consolidated statement of operations and comprehensive income during 2022. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

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

The transaction price for a bundle of services is frequently less than the sum of the standalone selling prices of each individual service. The Company allocates the sales price for such bundles to each individual service provided based on the relative standalone selling price for each subscribed service. Generally, directly observable standalone selling prices are used for the revenue allocation.

The Company also used significant judgment to determine the appropriate period over which to amortize deferred residential and business commission costs, which was determined to be the average customer tenure. Based on historical data and current expectations, the Company determined the average customer tenure for both residential and business customers to be approximately five years.

5.	OPERATING ASSETS AND LIABILITIES

Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2022	2021
Trade receivables	$48,958	$41,947
Other receivables(1)	26,948	16,847
Less: Allowance for credit losses	(3,191)	(2,541)
Total accounts receivable, net	$72,715	$56,253

(1)	Balance as of December 31, 2022 includes $15.6 million due from Clearwave Fiber for services provided under a transition services agreement.

The changes in the allowance for credit losses were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$2,541	$1,252	$1,201
Additions - charged to costs and expenses	9,170	5,965	7,527
Deductions - write-offs	(13,998)	(10,587)	(13,603)
Recoveries collected	5,478	5,911	6,127
Ending balance	$3,191	$2,541	$1,252

Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid repairs and maintenance	$4,059	$4,788
Software implementation costs	1,349	1,199
Prepaid insurance	3,506	3,325
Prepaid rent	2,125	2,107
Prepaid software	8,897	6,982
Deferred commissions	4,596	4,295
Interest rate swap asset	25,794	-
All other current assets	6,846	9,009
Total prepaid and other current assets	$57,172	$31,705

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Operating lease right-of-use assets	$11,325	$15,501
Deferred commissions	8,916	8,624
Software implementation costs	6,472	7,782
Debt issuance costs	1,904	2,576
Debt investment	2,102	-
Assets held for sale	914	3,819
Interest rate swap asset	40,289	-
All other noncurrent assets	2,755	4,020
Total other noncurrent assets	$74,677	$42,322

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accounts payable	$39,554	$35,716
Accrued programming costs	20,456	23,703
Accrued compensation and related benefits	26,515	34,731
Accrued sales and other operating taxes	14,541	12,872
Accrued franchise fees	3,902	4,397
Deposits	6,236	6,840
Operating lease liabilities	3,924	5,633
Interest rate swap liability	-	26,662
Accrued insurance costs	5,525	5,542
Cash overdrafts	9,445	11,517
Equity investment payable(1)	-	13,387
Interest payable	5,801	5,172
Income taxes payable	13,006	-
All other accrued liabilities	15,613	17,215
Total accounts payable and accrued liabilities	$164,518	$203,387

(1)

Consists of the unfunded portion of the Company’s equity investment in Wisper. The Company funded the remaining investment payable to Wisper during 2022. Refer to note 6 for details on this investment.

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Operating lease liabilities	$6,733	$9,098
Accrued compensation and related benefits	8,973	11,010
Deferred revenue	8,070	6,854
MBI Net Option (as defined in note 6)(1)	164,350	123,620
All other noncurrent liabilities	4,224	5,959
Total other noncurrent liabilities	$192,350	$156,541

(1)	Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 6), consisting of liabilities of $6.5 million and $157.9 million, respectively, as of December 31, 2022 and liabilities of $17.8 million and $105.8 million, respectively, as of December 31, 2021. Refer to notes 6 and 13 for further information on the MBI Net Option (as defined in note 6).

6.	EQUITY INVESTMENTS

On May 4, 2020, the Company made a minority equity investment for a less than 10% ownership interest in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), for $27.2 million. On July 10, 2020, the Company acquired a 40.4% minority equity interest in Wisper ISP, LLC, a wireless internet service provider (“Wisper”), for total consideration of $25.3 million. The Company completed funding of the Wisper investment during 2022. On October 1, 2020, the Company contributed the Anniston System to Hargray in exchange for an approximately 15% equity interest in Hargray on a fully diluted basis and recognized an $82.6 million non-cash gain. On November 12, 2020, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), for $574.9 million in cash.

On  May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a debt-free basis, and recognized a $33.4 million non-cash gain as a result of the fair value remeasurement of the Company’s existing equity interest on the acquisition date. On  October 1, 2021, the Company made a minority equity investment for a less than 10% ownership interest in Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband"), for $25.0 million. On October 18, 2021, the Company completed a minority equity investment for a less than 10% ownership interest in Tristar Acquisition I Corp, a special-purpose acquisition company ("Tristar"), for $20.8 million. On November 5, 2021, the Company invested an additional $50.0 million to acquire preferred units in Nextlink, increasing its equity interest to approximately 17%.

On  January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber. The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended  December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. The Company recognized a non-cash gain of $22.1 million associated with this transaction. On  March 24, 2022, the Company invested an additional $5.4 million in Point Broadband, increasing its equity interest to approximately 7%. On  April 1, 2022, the Company contributed its Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million. On  June 1, 2022, the Company completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million. On  September 6, 2022, the Company entered into a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"), under which the Company agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. The Company funded $22.2 million in November 2022 and expects to fund the remaining $27.8 million during 2023.

The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair value assessments as of their respective acquisition dates. As Tristar is publicly traded, the carrying value of the Company's Tristar investment is remeasured to fair value on a quarterly basis using market information.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	Ownership	As of December 31,
	Percentage	2022	2021
Cost Method Investments
MetroNet	<10%	$7,000	$-
Nextlink	<20%	77,245	77,245
Point Broadband	<10%	30,373	25,000
Tristar	<10%	23,413	23,083
Visionary	<10%	7,190	-
Ziply	<10%	22,222	-
Others	<10%	13,624	13,170
Total cost method investments		$181,067	$138,498

Equity Method Investments
Clearwave Fiber	~58%	$409,514	$-
MBI(1)	45.0%	571,075	557,715
Wisper	40.4%	33,565	31,352
Total equity method investments		$1,014,154	$589,067

Total equity investments		$1,195,221	$727,565

(1)

The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between  January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between  July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the "MBI Net Option") are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $164.4 million and $123.6 million as of  December 31, 2022 and  December 31, 2021, respectively, and was included within other noncurrent liabilities in the consolidated balance sheets. Refer to note 13 for further information on the MBI Net Option.

On December 28, 2021, the Company received a $68.7 million dividend distribution from MBI, which resulted in a corresponding decrease to the carrying value of the MBI investment. The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $497.8 million and $508.3 million as of December 31, 2022 and 2021, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, and the change in fair value of the MBI Net Option were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Equity Method Investment Income (Loss)
Clearwave Fiber	$(30,486)	$-	$-
MBI(1)	13,361	(4,258)	-
Wisper	2,212	4,726	1,376
Total	$(14,913)	$468	$1,376

Other Income (Expense), Net
MBI Net Option change in fair value	$(40,730)	$(50,310)	$(17,500)

(1)

The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. The Company recognized $26.9 million and $10.3 million of its pro rata share of MBI’s net income and $13.5 million and $14.5 million of its pro rata share of basis difference amortization during 2022 and 2021, respectively.

The following tables present summarized financial information for our equity method investments (in thousands):

	As of December 31,
	2022	2021(1)
Current assets	$115,476	$38,587
Noncurrent assets	1,772,135	994,579
Total assets	$1,887,611	$1,033,166

Current liabilities	$101,763	$58,343
Noncurrent liabilities	859,727	685,789
Total liabilities	$961,490	$744,132

(1)	Balances for 2021 only include MBI and Wisper, as Clearwave Fiber was not created until January 1, 2022.

	Year Ended December 31,
	2022	2021	2020(1)
Revenues	$383,435	$287,355	$7,137
Total costs and expenses	$342,752	$227,656	$2,396
Income from operations	$40,683	$59,699	$4,742
Net income	$12,732	$34,576	$3,406

(1)	Includes Wisper operations for the period following the July 10, 2020 investment date.

The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2022	2021
Cable distribution systems	$2,454,452	$2,509,795
Customer premise equipment	339,132	320,937
Other equipment and fixtures	450,301	472,319
Buildings and improvements	138,467	142,754
Capitalized software	58,740	89,662
Construction in progress	230,644	172,706
Land	12,541	12,134
Right-of-use assets	11,323	11,241
Property, plant and equipment, gross	3,695,600	3,731,548
Less: Accumulated depreciation and amortization	(1,993,845)	(1,877,444)
Property, plant and equipment, net	$1,701,755	$1,854,104

The Company contributed $280.0 million of property, plant and equipment, net, to the Clearwave Fiber joint venture on January 1, 2022, and recognized a $22.1 million non-cash gain on the transaction. The Company divested $6.8 million of property, plant and equipment, net, in the dispositions of the Tallahassee, Florida system and certain other non-core assets during the second quarter of 2022 and recognized an $8.3 million non-cash loss.

The Company classified $0.9 million and $3.8million of property, plant and equipment as held for sale as of December 31, 2022 and 2021, respectively. Such assets are included within other noncurrent assets in the condensed consolidated balance sheet.

Depreciation and amortization expense for property, plant and equipment was $266.6 million, $264.4 million and $220.2 million in 2022, 2021 and 2020, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $928.9 million and $967.9 million at December 31, 2022 and 2021, respectively. The change in carrying value of goodwill during the periods presented was as follows (in thousands):

Goodwill
Balance at December 31, 2020	$430,543
Hargray acquisition	511,817
CableAmerica acquisition	25,553
Balance at December 31, 2021	$967,913
Clearwave Fiber contribution	(39,942)
Hargray measurement period adjustments	2,739
Other divestitures	(1,762)
Balance at December 31, 2022	$928,947

The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

		December 31, 2022			December 31, 2021
	Useful Life	Gross		Net	Gross		Net
	Range	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$784,381	$225,445	558,936	857,100	153,699	703,401
Trademarks and trade names	2.7 – 4.2	11,846	6,675	5,171	13,500	3,852	9,648
Wireless licenses	10 – 15	1,418	286	1,132	1,418	142	1,276
Total finite-lived intangible assets		$797,645	$232,406	$565,239	$872,018	$157,693	$714,325

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,139,312
Trademark and trade names				800			7,500
Total indefinite-lived intangible assets				$2,101,346			$2,146,812

Total intangible assets, net				$2,666,585			$2,861,137

The $194.6 million decrease in the net carrying amount of intangible assets from December 31, 2021 to December 31, 2022 included $59.7 million of customer relationships, $8.1 million of trademarks and trade names and $27.7 million of franchise agreements divested in the Clearwave Fiber transaction on  January 1, 2022 and an additional $4.0 million of customer relationships, $0.2 million of trademarks and trade names and $11.0 million of franchise agreements divested in other transactions during the second quarter of 2022.

Intangible asset amortization expense was $83.9 million, $74.6 million and $45.5 million in 2022, 2021 and 2020, respectively.

The future amortization of existing finite-lived intangible assets as of December 31, 2022 was as follows (in thousands):

Year Ending December 31,	Amount
2023	$72,618
2024	65,828
2025	60,840
2026	55,326
2027	51,445
Thereafter	259,183
Total	$565,239

Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

9.	LEASES

As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for buildings and fiber optic networks. These leases have remaining lease terms ranging from less than 1 year to 17 years, with some including an option to extend the lease for up to10 additional years and some including an option to terminate the lease within 1 year.

As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from less than 1 year to 7 years, with some including a lessee option to extend the leases for up to 20 additional years and some including an option to terminate the lease within 1 year.

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

As of December 31, 2022, additional operating leases that have not yet commenced were not material. Additionally, lessor accounting disclosures were not material as of and for the years ended December 31, 2022, 2021 and 2020.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
ROU Assets
Property, plant and equipment, net:
Finance leases	$8,054	$8,959
Other noncurrent assets:
Operating leases	$11,325	$15,501

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$3,924	$5,633
Current portion of long-term debt:
Finance leases	$923	$851
Long-term debt:
Finance leases	$3,921	$4,770
Other noncurrent liabilities:
Operating leases	$6,733	$9,098
Total:
Finance leases	$4,844	$5,621
Operating leases	$10,657	$14,731

The components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Finance lease expense:
Amortization of right-of-use assets	$987	$945	$812
Interest on lease liabilities	335	369	382
Operating lease expense	5,318	6,362	5,480
Short-term lease expense	-	-	113
Variable lease expense	4	-	23
Total lease expense	$6,644	$7,676	$6,810

Amortization of ROU assets is included within depreciation and amortization expense; interest on lease liabilities is included within interest expense; and operating, short-term and variable lease expense is included within operating expenses and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Supplemental lessee financial information is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$859	$770	$604
Finance leases - operating cash flows	$335	$369	$382
Operating leases - operating cash flows	$5,180	$6,190	$5,370
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$82	$1,089	$127
Operating leases(1)	$4,054	$7,700	$1,131

(1)	The amount for 2021 includes $4.3 million of ROU assets acquired in the Hargray Acquisition.

	As of December 31,
	2022	2021
Weighted average remaining lease term:
Finance leases (in years)	10.1	11.2
Operating leases (in years)	3.8	4.2
Weighted average discount rate:
Finance leases	6.04%	6.03%
Operating leases	3.59%	4.75%

As of December 31, 2022, the future maturities of existing lease liabilities were as follows (in thousands):

	Finance	Operating
Year Ending December 31,	Leases	Leases
2023	$1,209	$4,235
2024	1,191	2,646
2025	1,068	1,825
2026	970	1,262
2027	928	734
Thereafter	7,003	698
Total	12,369	11,400
Less: Present value discount	(7,525)	(743)
Lease liability	$4,844	$10,657

10.	DEBT

The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2022	2021
Senior Credit Facilities (as defined below)	$2,273,904	$2,311,890
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	4,844	5,621
Total debt	3,848,748	3,887,511
Less: Unamortized debt discount	(16,313)	(20,602)
Less: Unamortized debt issuance costs	(23,913)	(28,572)
Less: Current portion of long-term debt	(55,931)	(38,837)
Total long-term debt	$3,752,591	$3,799,500

Senior Credit Facilities. The third amended and restated credit agreement among the Company and its lenders, dated as of  October 30, 2020 (as amended, the “Credit Agreement”) provides for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”), $625.0 million maturing in 2027 (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the “Term Loan B-4”) as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). Refer to note 19 for more information regarding the Senior Credit Facilities.

The interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either LIBOR or a base rate, plus an applicable margin equal to, (i) with respect to the Term Loan A-2 and the Revolving Credit Facility, 1.25% to 1.75% for LIBOR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement) and (ii) with respect to the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, 2.0% for LIBOR loans and 1.0% for base rate loans.

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

The Revolving Credit Facility gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio. No letters of credit were issued under the Revolving Credit Facility as of December 31, 2022.

As of December 31, 2022, the Company had $2.3 billion of aggregate outstanding term loan borrowings and $500.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans under the Senior Credit Facilities as of December 31, 2022 is as follows (dollars in thousands):

					Final	Balance
	Draw	Original	Amortization	Outstanding	Maturity	Due Upon	Benchmark	Applicable	Interest
Instrument	Date(s)	Principal	Per Annum(1)	Principal	Date	Maturity	Rate	Margin(2)	Rate
Term Loan A-2	5/8/2019(3)	$700,000	Varies(4)	$638,313	10/30/2025	$476,607	LIBOR	1.75%	6.13%
	10/1/2019(3)
Term Loan B-2	1/7/2019	250,000	1.0%	240,625	10/30/2027	228,750	LIBOR	2.00%	6.38%
Term Loan B-3	6/14/2019(5)	625,000	1.0%	606,966	10/30/2027	577,472	LIBOR	2.00%	6.38%
	10/30/2020(5)
Term Loan B-4	5/3/2021	800,000	1.0%	788,000	5/3/2028	746,000	LIBOR	2.00%	6.38%
Total		$2,375,000		$2,273,904		$2,028,829

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

The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(9,610)	(6,703)	(16,313)	(12,611)	(7,991)	(20,602)
Less: Unamortized debt issuance costs	(262)	(189)	(451)	(344)	(226)	(570)
Net carrying amount	$565,128	$338,108	$903,236	$562,045	$336,783	$898,828

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$-	$3,881	$3,881	$-	$3,202	$3,202
Amortization of discount	3,001	1,288	4,289	2,483	1,065	3,548
Amortization of debt issuance costs	82	36	118	68	30	98
Total interest expense	$3,083	$5,205	$8,288	$2,551	$4,297	$6,848

Effective interest rate	0.5%	1.5%		0.4%	1.2%

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

Other. In connection with various financing transactions completed during 2021 and 2020 the Company capitalized $13.7 million and $15.1 million of debt issuance costs and wrote-off to other expense $2.1 million and $6.2 million of existing unamortized debt issuance costs, respectively. The Company recorded debt issuance cost amortization of $5.3 million, $5.6 million and $4.3 million during 2022, 2021 and 2020, respectively, within interest expense in the consolidated statements of operations and comprehensive income.

Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2022	2021
Revolving Credit Facility portion:
Other noncurrent assets	$1,904	$2,576
Term loans and Notes portion:
Long-term debt (contra account)	23,913	28,572
Total	$25,817	$31,148

The future maturities of outstanding borrowings as of December 31, 2022 were as follows (in thousands):

Year Ending December 31,	Amount
2023	$55,008
2024	76,285
2025	557,147
2026	591,709
2027	820,754
Thereafter	1,743,001
Total	$3,843,904

On  May 3, 2022, the Company entered into a letter of credit agreement with MUFG Bank, Ltd. which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2022, $32.4 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum. Of these letters of credit, $22.0million were issued on behalf of Wisper to guarantee its performance obligations under a Federal Communications Commission (“FCC”) broadband funding program. The fair value of the Wisper letters of credit approximates face value based on the short-term nature of the agreements. The Company would be liable for up to the total amount outstanding under the Wisper letters of credit if Wisper were to fail to satisfy all or some of its performance obligations under the FCC program. Wisper has guaranteed and indemnified the Company in connection with such letters of credit. As of December 31, 2022, the Company has assessed the likelihood of Wisper's non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet.

In  March 2021, the Company terminated $900.0 million of definitive bridge loan commitments that were originally received to finance a portion of the Hargray Acquisition purchase price.

The Company was in compliance with all debt covenants as of December 31, 2022.

11.	INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2022
U.S. federal	$45,982	$35,086	$81,068
State and local	12,994	32,270	45,264
Total	$58,976	$67,356	$126,332

Year Ended December 31, 2021
U.S. federal	$11,010	$36,514	$47,524
State and local	5,296	(7,055)	(1,759)
Total	$16,306	$29,459	$45,765

Year Ended December 31, 2020
U.S. federal	$(14,633)	$74,164	$59,531
State and local	3,764	13,022	16,786
Total	$(10,869)	$87,186	$76,317

The income tax provision is different than the amount of income tax calculated by applying the U.S. federal statutory rate of 21.0% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. federal taxes at statutory rate	$78,826	$70,902	$79,660
State and local taxes, net of U.S. federal tax	10,813	(1,389)	13,261
CARES Act benefit (as defined and described below)	-	-	(13,039)
Reversal of deferred tax liability on minority interest	-	(29,138)	-
Investment in Clearwave Fiber	5,829	-	-
State rate change	22,920	-	-
Equity-based compensation	(943)	(5,651)	(10,993)
Valuation allowance	9,678	10,111	4,322
Section 162(m) limitation	2,480	2,205	1,564
Other items	(3,271)	(1,275)	1,542
Income tax provision	$126,332	$45,765	$76,317

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2022	2021
Other benefit obligations	$2,659	$2,991
Equity-based compensation	6,565	4,725
Net operating losses	5,666	4,062
Accrued bonus	3,909	4,941
Reserves	2,478	2,152
Lease liabilities	2,620	3,624
Capitalized research and development expenditures	2,665	-
State tax credit	3,353	5,347
Interest rate swap	-	26,416
Unrealized capital losses	26,212	16,544
Other items	2,961	3,887
Deferred tax assets, gross	59,088	74,689
Less: Valuation allowance	(26,212)	(16,544)
Deferred tax assets, net	32,876	58,145

Property, plant and equipment	301,975	335,429
Goodwill and other intangible assets	549,605	553,691
Investments in subsidiaries and partnerships	122,650	12,230
ROU assets	4,405	5,638
Prepaid expenses	4,828	4,874
Interest rate swap	15,948	-
Other items	286	439
Deferred tax liabilities	999,697	912,301

Net deferred income tax liability	$966,821	$854,156

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permitted net operating loss ("NOL") carrybacks to offset up to 100% of taxable income for tax years beginning before 2021 and allowed NOLs incurred in 2021, 2020 and 2019 to be carried back five years each to generate refunds of previously paid income taxes. As a result, in 2020, the Company carried back its 2019 federal NOL and recognized a $13.0 million income tax benefit, as a portion of the NOL was carried back to years that had a higher enacted income tax rate.

In October 2020, the Company acquired an approximately 15% equity interest in Hargray, a partnership, and recognized a deferred tax liability as a result of a difference between GAAP and tax records on the partnership’s outside basis. After the Hargray Acquisition in May of 2021, the Company filed an election to treat Hargray, now wholly owned, as a corporation. Since the Company expects to recover its outside basis in Hargray through tax-free means the Company reversed its initial deferred tax liability, generating federal and state deferred income tax benefits of $29.1 million and $6.0 million, respectively, in 2021.

In January 2022, the Company contributed certain component 2 goodwill to Clearwave Fiber, which is goodwill acquired in a prior transaction that did not receive a tax basis and for which ASC 740 precluded the recording of a deferred tax liability at the time. As the Company records deferred taxes on partnerships based on the outside basis difference between GAAP and tax records, and not based on the underlying assets contributed, the Company recognized $5.8 million in deferred income tax expense upon the establishment of the corresponding deferred tax liability.

In 2022, the acquired Hargray operations were deemed unitary with the rest of the Company for state income tax purposes, requiring the filing of combined state income tax returns in certain states. As a result, the Company revalued its net deferred tax liability to reflect the new state income tax rates at which the liability is expected to reverse, recognizing $22.9 million in deferred income tax expense.

The Company has concluded that it is more likely than not that it will realize all of its gross deferred tax assets, except for those that relate to unrealized capital losses associated with the MBI Net Option that may expire prior to the generation of offsetting capital gains. Valuation allowances have been recorded against such deferred tax assets.

The Company had $3.4 million of state tax credits and $5.7 million of tax-effected state NOL carryforwards at December 31, 2022, which have expiration dates at various points between 2023 and 2041.

The Company files corporate income tax returns with the federal government and with states where it conducts business. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service, with tax years 2015, 2016 and 2019 onward still subject to review. The 2015 and 2016 tax years are only subject to the examination of NOLs carried back from 2019 as a result of the CARES Act. The Company’s state tax returns are subject to examination by local tax authorities for tax years 2018 onward, but NOL and credit carryforwards arising prior to then are also subject to adjustment.

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

A summary of the significant terms of the Company’s interest rate swap agreements is as follows (dollars in thousands):

	Entry	Effective	Maturity	Notional		Settlement	Fixed
	Date	Date	Date(1)	Amount	Settlement Type	Frequency	Base Rate
Swap A	3/7/2019	3/11/2019	3/11/2029	$850,000	Receive one-month LIBOR, pay fixed	Monthly	2.653%
Swap B	3/6/2019	6/15/2020	2/28/2029	350,000	Receive one-month LIBOR, pay fixed	Monthly	2.739%
Total				$1,200,000

(1)	Each swap may be terminated prior to the scheduled maturity at the election of the Company or the financial institution counterparty under the terms provided in each swap agreement.

The combined fair values of the Company’s interest rate swaps are reflected within the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2022	2021
Assets:
Current portion:
Prepaid and other current assets	$25,794	$-
Noncurrent portion:
Other noncurrent assets	$40,289	$-

Liabilities:
Current portion:
Accounts payable and accrued liabilities	$-	$26,662
Noncurrent portion:
Interest rate swap liability	-	81,627

Net Asset (Liability)	$66,083	$(108,289)

Stockholders’ Equity:
Accumulated other comprehensive income (loss)	$50,221	$(81,873)

The combined effect of the Company’s interest rate swaps on the consolidated statements of operations and comprehensive income was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Interest expense	$11,946	$31,311

Unrealized gain on cash flow hedges, gross	$174,371	$77,716
Less: Tax effect	(42,277)	(19,499)
Unrealized gain on cash flow hedges, net of tax	$132,094	$58,217

The Company does not hold any derivative instruments for speculative trading purposes.

13.	FAIR VALUE MEASUREMENTS

Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of December 31, 2022 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of December 31, 2022 were as follows (dollars in thousands):

	December 31, 2022
	Carrying	Fair	Fair Value
	Amount	Value	Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$102,202	$102,202	Level 1
Commercial paper	$60,149	$59,902	Level 2
Other noncurrent assets (including current portion):
Interest rate swap asset	$66,083	$66,083	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$2,273,904	$2,227,529	Level 2
Senior Notes	$650,000	$512,655	Level 2
Convertible Notes	$920,000	$710,240	Level 2
Other noncurrent liabilities:
MBI Net Option	$164,350	$164,350	Level 3

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

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	December 31, 2022		December 31, 2021
	Cable One	MBI	Cable One	MBI
Equity volatility	34.0%	31.0%	30.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	7.5%	8.5%	5.0%	6.5%
Cost of debt	7.5%		4.0%

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

Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Treasury shares of 409,388 held at December 31, 2022 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.

Share Repurchase Programs. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock) (the "2015 Program"). On  May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock) (the "2022 Program" and, together with the 2015 Program, the "Share Repurchase Programs"). The Company exhausted the share repurchase authorization under the 2015 Program during the second quarter of 2022 and had $241.8 million of remaining share repurchase authorization under the 2022 Program as of  December 31, 2022. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the Share Repurchase Programs through December 31, 2022, the Company has repurchased 504,693 shares of its common stock at an aggregate cost of $458.2 million, including 294,062 shares purchased at an aggregate cost of $353.3 million during 2022.

Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during 2022, 2021 and 2020 were $5.0 million, $8.5 million and $6.0 million, for which the Company withheld 3,042, 3,911 and 3,861 shares of common stock, respectively.

15.	EQUITY-BASED COMPENSATION

At the Company’s 2022 annual meeting of stockholders held on  May 20, 2022, the Company’s stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”), which had been previously approved, subject to stockholder approval, by the Board on  March 28, 2022. The 2022 Plan superseded and replaced the then existing Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan” and, together with the 2022 Plan, the "Incentive Compensation Plans"), provided, however, that any awards previously granted under the 2015 Plan will remain in effect pursuant to their respective terms. No further awards will be granted under the 2015 Plan. The Incentive Compensation Plans are designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers, employees and consultants of the Company are eligible to be granted one or more of the following types of awards under the Incentive Compensation Plans: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) restricted stock units (“RSUs”), (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent units ("DEUs" and, together with restricted stock awards and RSUs, "Restricted Stock") and (9) other stock-based awards, including performance stock units and deferred stock units. At December 31, 2022, 471,536 shares were available for issuance under the 2022 Plan.

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

	Year Ended December 31,
	2022	2021	2020
Restricted Stock	$19,987	$17,014	$11,476
SARs	2,527	3,040	3,116
Total	$22,514	$20,054	$14,592

The Company recognized excess tax benefits of $0.5 million, $6.7 million and $11.1 million related to equity-based awards during 2022, 2021 and 2020, respectively. The deferred tax asset related to all outstanding equity-based awards was $6.6 million and $4.7 million as of December 31, 2022 and 2021, respectively.

Restricted Stock. The Company has granted restricted shares of Company common stock subject to performance-based and/or service-based vesting conditions to certain employees of the Company. Restricted share awards generally cliff-vest on the three-year anniversary of the grant date or in three or four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), although certain individual awards have been granted with shorter vesting periods from time to time. Performance-based restricted shares are or were subject to performance metrics related primarily to year-over-year growth in Adjusted EBITDA and annual adjusted capital expenditures as a percentage of total revenues or Adjusted EBITDA. Restricted shares are subject to the terms and conditions of the Incentive Compensation Plans and are otherwise subject to the terms and conditions of the applicable award agreement.

The Company’s non-employee directors are entitled to an annual cash retainer of $90,000, plus an additional annual cash retainer for each committee chair or the lead independent director, and approximately $155,000 in RSUs. Such RSUs will generally be granted on the date of the Company’s annual stockholders’ meeting and will vest on the earlier of the first anniversary of the grant date or the annual stockholders’ meeting date immediately following the grant date, subject to the director’s continued service through such vesting date. Settlement of such RSUs will be in the form of one share of the Company’s common stock and will follow vesting, unless the director has previously elected to defer all or a portion of such settlement until his or her separation from service from the Board or a specified date. Non-employee directors may elect to defer their annual retainer and receive RSUs in lieu of annual cash fees. Any dividends associated with RSUs granted prior to the 2017 annual grant of RSUs are converted into DEUs, which will be delivered at the time of settlement of the associated RSUs.

A summary of Restricted Stock activity is as follows:

		Weighted
		Average
		Grant Date
	Restricted	Fair Value
	Stock	Per Share
Outstanding as of December 31, 2019	38,873	$728.77
Granted	12,352	$1,573.50
Forfeited	(5,491)	$752.39
Vested and issued	(10,790)	$682.84
Outstanding as of December 31, 2020	34,944	$1,037.83
Granted	12,525	$2,144.03
Forfeited	(1,468)	$1,414.01
Vested and issued	(11,975)	$872.38
Outstanding as of December 31, 2021	34,026	$1,487.02
Granted	19,109	$1,678.06
Forfeited	(2,008)	$1,874.06
Vested and issued	(8,660)	$1,206.02
Outstanding as of December 31, 2022	42,467	$1,611.99

Vested and deferred as of December 31, 2022	6,936	$888.94

At December 31, 2022, there was $25.4 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.1 years.

Stock Appreciation Rights. The Company has granted SARs to certain executives and other employees of the Company. The SARs are generally scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the Incentive Compensation Plans and will otherwise be subject to the terms and conditions of the applicable award agreement.

A summary of SAR activity is as follows:

					Weighted
			Weighted		Average
		Weighted	Average	Aggregate	Remaining
	Stock	Average	Grant Date	Intrinsic	Contractual
	Appreciation	Exercise	Fair	Value	Term
	Rights	Price	Value	(in thousands)	(in years)
Outstanding as of December 31, 2019	90,410	$676.41	$153.90	$73,419	7.5
Granted	8,000	$1,701.74	$423.92	$-	9.5
Exercised	(33,154)	$553.69	$120.91	$39,099	-
Forfeited	(6,891)	$846.81	$199.27
Outstanding as of December 31, 2020	58,365	$866.54	$204.29	$79,446	7.3
Granted	5,500	$1,970.24	$530.05	$-	9.5
Exercised	(16,524)	$658.98	$148.76	$21,298	-
Forfeited	(1,601)	$834.92	$201.50
Outstanding as of December 31, 2021	45,740	$1,075.34	$263.62	$32,897	7.1
Granted	-	$-	$-	$-	-
Exercised	(2,500)	$707.16	$164.67	$1,504	-
Forfeited	(1,750)	$1,492.73	$375.76
Expired	(375)	$1,851.23	$469.52
Outstanding as of December 31, 2022	41,115	$1,072.88	$262.99	$591	6.1

Exercisable as of December 31, 2022	29,490	$901.83	$215.97	$591	5.6

The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during 2021 and 2020 were as follows (no SARs were granted during 2022):

	2021	2020
Expected volatility	27.44%	26.61%
Risk-free interest rate	0.96%	0.43%
Expected term (in years)	6.25	6.25
Expected dividend yield	0.53%	0.56%

The Black-Scholes model used to estimate the grant date fair value of the Company’s SARs requires the input of highly subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different for future SAR grants. The assumptions for SAR grants are determined as follows:

●	Fair Value of Common Stock — Valued by reference to the closing price of the Company’s publicly traded common stock on the date of grant.

●

Expected Volatility — The Company estimated the expected future stock price volatility for its common stock by using its historical volatility based on daily price observations for the most recent historical period equal to the length of the instrument's expected term (discussed below).

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

At December 31, 2022, there was $3.0 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.8 years.

16.	OTHER INCOME AND EXPENSE

Other income (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gain on Hargray step acquisition	$-	$33,406	$-
MBI Net Option fair value adjustment	(40,730)	(50,310)	(17,510)
Mark-to-market adjustments	330	2,283	-
Write-off of debt issuance costs	-	(2,131)	(6,181)
Financing-related fees	-	(198)	(1,237)
Interest and investment income	13,670	11,580	8,517
Other	817	(632)	-
Other income (expense), net	$(25,913)	$(6,002)	$(16,411)

17.	NET INCOME PER COMMON SHARE

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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income - basic	$234,118	$291,824	$304,391
Add: Convertible Notes interest expense, net of tax	6,216	5,136	-
Net income - diluted	$240,334	$296,960	$304,391

Denominator:
Weighted average common shares outstanding - basic	5,892,077	6,017,778	5,884,780
Effect of dilutive equity-based compensation awards(1)	17,823	36,547	52,802
Effect of dilution from if-converted Convertible Notes(2)	404,248	333,029	-
Weighted average common shares outstanding - diluted	6,314,148	6,387,354	5,937,582

Net Income per Common Share:
Basic	$39.73	$48.49	$51.73
Diluted	$38.06	$46.49	$51.27

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	18,673	3,444	288

(1)	Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)	Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during all periods presented.

18.	COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2022 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated effect and timing that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

	Programming			Other
	Purchase	Lease	Debt	Purchase
Year Ending December 31,	Commitments(1)	Payments(2)	Payments(3)	Obligations(4)	Total
2023	$147,286	$5,444	$55,008	$76,982	$284,720
2024	95,362	3,837	76,285	13,176	188,660
2025	45,231	2,893	557,147	6,804	612,075
2026	46	2,232	591,709	5,735	599,722
2027	-	1,662	820,754	749	823,165
Thereafter	-	7,701	1,743,001	5,656	1,756,358
Total	$287,925	$23,769	$3,843,904	$109,102	$4,264,700

(1)

Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2022 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.

(2)	Lease payments include payment obligations related to the Company’s outstanding finance and operating lease arrangements as of December 31, 2022.
(3)	Debt payments include principal repayment obligations for the Company’s outstanding debt instruments as of December 31, 2022.
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

The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:

●

The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $12.3 million, $11.5 million and $10.5 million for 2022, 2021 and 2020, respectively.

●

Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $31.2 million, $31.4 million and $25.2 million for 2022, 2021 and 2020, respectively. As the Company acts as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

●

The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $52.1 million and $42.1 million as of December 31, 2022 and 2021, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.

●

The Company issued letters of credit totaling $22.0 million on behalf of Wisper to guarantee its performance obligations under an FCC broadband funding program. As of December 31, 2022, the Company has assessed the likelihood of non-performance associated with the guarantee to be remote, and therefore, no liability has been accrued within the consolidated balance sheet. Refer to note 10 for further details on this transaction.

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

Equity Investments. The Company has certain obligations with respect to certain of its equity investments. Refer to note 6 for further information.

19.	SUBSEQUENT EVENT

On February 22, 2023, the Company and certain of its wholly owned subsidiaries entered into a fourth restatement agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement"). The New Credit Agreement amended the Credit Agreement to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029; (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to the Secured Overnight Financing Rate plus a 10 basis point credit spread adjustment by March 1, 2023. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2 that was scheduled to mature on October 30, 2025.