Form 10-Q
period 2023-03-31
Cable One, Inc.
filed 2023-05-05
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number:001-36863
___________________
Cable One, Inc.
(Exact name of registrant as specified in its charter)
___________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of April 28, 2023
Common stock, par value $0.01	5,681,414

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”):
•rising levels of competition from historical and new entrants in our markets;
•recent and future changes in technology, and our ability to develop, deploy and operate new technologies, service offerings and customer service platforms;
•our ability to continue to grow our residential data and business services revenues and customer base;
•increases in programming costs and retransmission fees;
•our ability to obtain hardware, software and operational support from vendors;
•risks that we may fail to realize the benefits anticipated as a result of our purchase of the remaining interests in Hargray Acquisition Holdings, LLC (“Hargray”) that we did not already own (the “Hargray Acquisition”);
•risks relating to existing or future acquisitions and strategic investments by us;
•risks that the implementation of our new enterprise resource planning system disrupts business operations;
•the integrity and security of our network and information systems;
•the impact of possible security breaches and other disruptions, including cyber-attacks;
•our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
•legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
•additional regulation of our video and voice services;
•our ability to renew cable system franchises;
•increases in pole attachment costs;
•changes in local governmental franchising authority and broadcast carriage regulations;
•the potential adverse effect of our level of indebtedness on our business, financial condition or results of operations and cash flows;
•the restrictions the terms of our indebtedness place on our business and corporate actions;
•the possibility that interest rates will continue to rise, causing our obligations to service our variable rate indebtedness to increase significantly;
•the transition away from the London Interbank Offered Rate ("LIBOR") and the adoption of alternative reference rates;
•risks associated with our convertible indebtedness;
•our ability to continue to pay dividends;
•provisions in our charter, by-laws and Delaware law that could discourage takeovers and limit the judicial forum for certain disputes;
•adverse economic conditions, labor shortages, supply chain disruptions, changes in rates of inflation and the level of move activity in the housing sector;
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, have, and may continue to, disrupt our business and operations, which could materially affect our business, financial condition, results of operations and cash flows;
•lower demand for our residential data and business services products;
•fluctuations in our stock price;
•dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
•damage to our reputation or brand image;
•our ability to retain key employees (whom we refer to as associates);
•our ability to incur future indebtedness;
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described under "Risk Factors" in our 2022 Form 10-K.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$202,732	$215,150
Accounts receivable, net	46,149	74,383
Prepaid and other current assets	81,305	57,172
Total Current Assets	330,186	346,705
Equity investments	1,191,217	1,195,221
Property, plant and equipment, net	1,724,660	1,701,755
Intangible assets, net	2,648,431	2,666,585
Goodwill	928,947	928,947
Other noncurrent assets	55,906	74,677
Total Assets	$6,879,347	$6,913,890

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$145,855	$164,518
Deferred revenue	24,354	23,706
Current portion of long-term debt	18,919	55,931
Total Current Liabilities	189,128	244,155
Long-term debt	3,784,250	3,752,591
Deferred income taxes	964,553	966,821
Other noncurrent liabilities	198,803	192,350
Total Liabilities	5,136,734	5,155,917

Commitments and contingencies (refer to note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,700,002 and 5,766,011 shares outstanding as of March 31, 2023 and December 31, 2022, respectively)	62	62
Additional paid-in capital	583,739	578,154
Retained earnings	1,665,334	1,624,406
Accumulated other comprehensive income (loss)	32,089	50,031
Treasury stock, at cost (475,397 and 409,388 shares held as of March 31, 2023 and December 31, 2022, respectively)	(538,611)	(494,680)
Total Stockholders' Equity	1,742,613	1,757,973
Total Liabilities and Stockholders' Equity	$6,879,347	$6,913,890
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Revenues	$421,894	$426,726
Costs and Expenses:
Operating (excluding depreciation and amortization)	112,161	119,421
Selling, general and administrative	86,745	87,766
Depreciation and amortization	85,428	87,919
(Gain) loss on asset sales and disposals, net	5,456	2,490
(Gain) loss on sale of business	—	(22,087)
Total Costs and Expenses	289,790	275,509
Income from operations	132,104	151,217
Interest expense	(41,163)	(30,080)
Other income (expense), net	5,294	88,060
Income before income taxes and equity method investment income (loss), net	96,235	209,197
Income tax provision	22,295	41,501
Income before equity method investment income (loss), net	73,940	167,696
Equity method investment income (loss), net	(16,514)	3,780
Net income	$57,426	$171,476

Net Income per Common Share:
Basic	$10.04	$28.49
Diluted	$9.62	$26.85
Weighted Average Common Shares Outstanding:
Basic	5,718,745	6,018,881
Diluted	6,128,594	6,444,963

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(17,942)	$57,404
Comprehensive income	$39,484	$228,880
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	5,766,011	$62	$578,154	$1,624,406	$50,031	$(494,680)	$1,757,973
Net income	—	—	—	57,426	—	—	57,426
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(17,942)	—	(17,942)
Equity-based compensation	—	—	5,585	—	—	—	5,585
Issuance of equity awards, net of forfeitures	(6,111)	—	—	—	—	—	—
Repurchases of common stock	(56,766)	—	—	—	—	(41,751)	(41,751)
Withholding tax for equity awards	(3,132)	—	—	—	—	(2,180)	(2,180)
Dividends paid to stockholders ($2.85 per common share)	—	—	—	(16,498)	—	—	(16,498)
Balance at March 31, 2023	5,700,002	$62	$583,739	$1,665,334	$32,089	$(538,611)	$1,742,613

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	6,046,362	$62	$555,640	$1,456,543	$(82,795)	$(136,355)	$1,793,095
Net income	—	—	—	171,476	—	—	171,476
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	57,404	—	57,404
Equity-based compensation	—	—	5,205	—	—	—	5,205
Issuance of equity awards, net of forfeitures	15,909	—	—	—	—	—	—
Repurchases of common stock	(47,800)	—	—	—	—	(69,695)	(69,695)
Withholding tax for equity awards	(2,681)	—	—	—	—	(4,676)	(4,676)
Dividends paid to stockholders ($2.75 per common share)	—	—	—	(16,662)	—	—	(16,662)
Balance at March 31, 2022	6,011,790	$62	$560,845	$1,611,357	$(25,391)	$(210,726)	$1,936,147
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$57,426	$171,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,428	87,919
Non-cash interest expense, net	2,317	2,373
Equity-based compensation	5,585	5,205
Write-off of debt issuance costs	3,340	—
Change in deferred income taxes	3,143	23,788
(Gain) loss on asset sales and disposals, net	5,456	2,490
(Gain) loss on sale of business	—	(22,087)
Equity method investment (income) loss, net	16,514	(3,780)
Fair value adjustments	(4,852)	(84,735)
Changes in operating assets and liabilities:
Accounts receivable, net	28,234	19,431
Prepaid and other current assets	(26,220)	(13,408)
Accounts payable and accrued liabilities	(14,004)	(447)
Deferred revenue	648	(115)
Other	(1,228)	609
Net cash provided by operating activities	161,787	188,719

Cash flows from investing activities:
Cash paid for debt and equity investments	—	(10,673)
Capital expenditures	(96,106)	(99,448)
Change in accrued expenses related to capital expenditures	(4,745)	225
Proceeds from sales of property, plant and equipment	137	250
Net cash used in investing activities	(100,714)	(109,646)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	638,000	—
Payment of debt issuance costs	(7,898)	—
Payments on long-term debt	(643,164)	(8,676)
Repurchases of common stock	(41,751)	(69,695)
Payment of withholding tax for equity awards	(2,180)	(4,676)
Dividends paid to stockholders	(16,498)	(16,662)
Net cash used in financing activities	(73,491)	(99,709)

Change in cash and cash equivalents	(12,418)	(20,636)
Cash and cash equivalents, beginning of period	215,150	388,802
Cash and cash equivalents, end of period	$202,732	$368,166

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$33,914	$22,393
Cash paid for income taxes, net of refunds received	$43,386	$(42)
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of March 31, 2023, Cable One provided services to more than 1.1 million residential and business customers, of which approximately 1,063,000 subscribed to data services, 167,000 subscribed to video services and 128,000 subscribed to voice services.
On January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, L.L.C. ("Clearwave")) (the "Clearwave Fiber Contribution") and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber"). The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. Clearwave Fiber is reported on Cable One’s balance sheet under the equity method of accounting, with the proportionate share of its net income (loss) each period reflected within Cable One's consolidated financial statements on a one quarter lag. Refer to note 4 for further details on this transaction and on the Company’s other equity investments.
Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the SEC. As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2022 Form 10-K.
The December 31, 2022 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2022 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.
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

Recently Adopted Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR and other reference rates that are to be discontinued. The Company applied the updated guidance when it transitioned certain of its debt instruments and interest rate swaps from LIBOR to the Secured Overnight Financing Rate ("SOFR") during the first quarter of 2023. The Company will also apply the updated guidance when it transitions its one remaining LIBOR-based debt instrument to SOFR by June 30, 2023. The adoption of ASU 2020-04 did not, and will not, have a material impact on the Company's consolidated financial statements.
2.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Residential:
Data	$242,697	$230,153
Video	70,286	84,658
Voice	9,748	11,896
Business services	76,260	76,498
Other	22,903	23,521
Total revenues	$421,894	$426,726

Franchise and other regulatory fees	$7,101	$8,094
Deferred commission amortization	$1,303	$1,253
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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of March 31, 2023, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $23.7 million of current deferred revenue at December 31, 2022, $21.1 million was recognized during the three months ended March 31, 2023. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

3.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade receivables	$40,489	$48,958
Income taxes receivable	—	1,668
Other receivables(1)	9,385	26,948
Less: Allowance for credit losses	(3,725)	(3,191)
Total accounts receivable, net	$46,149	$74,383

(1)Balance includes amounts due from Clearwave Fiber for services provided under a transition services agreement of $3.9 million and $15.6 million as of March 31, 2023 and December 31, 2022, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$3,191	$2,541
Additions - charged to costs and expenses	2,491	1,718
Deductions - write-offs	(3,451)	(3,261)
Recoveries collected	1,494	1,582
Ending balance	$3,725	$2,580
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid repairs and maintenance	$12,605	$4,059
Software implementation costs	1,401	1,349
Prepaid insurance	2,080	3,506
Prepaid rent	3,196	2,125
Prepaid software	7,240	8,897
Deferred commissions	4,666	4,596
Interest rate swap asset	23,707	25,794
Prepaid income tax payments	12,891	—
All other current assets	13,519	6,846
Total prepaid and other current assets	$81,305	$57,172

Other noncurrent assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$11,266	$11,325
Deferred commissions	9,026	8,916
Software implementation costs	6,135	6,472
Debt issuance costs	3,545	1,904
Debt investment	2,133	2,102
Assets held for sale	889	914
Interest rate swap asset	19,023	40,289
All other noncurrent assets	3,889	2,755
Total other noncurrent assets	$55,906	$74,677
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$34,052	$39,554
Accrued programming costs	20,111	20,456
Accrued compensation and related benefits	19,047	26,515
Accrued sales and other operating taxes	10,739	14,541
Accrued franchise fees	2,730	3,902
Deposits	6,200	6,236
Operating lease liabilities	4,010	3,924
Accrued insurance costs	6,217	5,525
Cash overdrafts	15,151	9,445
Interest payable	10,651	5,801
Income taxes payable	—	13,006
All other accrued liabilities	16,947	15,613
Total accounts payable and accrued liabilities	$145,855	$164,518
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities	$6,618	$6,733
Accrued compensation and related benefits	8,956	8,973
Deferred revenue	7,725	8,070
MBI Net Option (as defined in note 4)(1)	172,330	164,350
All other noncurrent liabilities	3,174	4,224
Total other noncurrent liabilities	$198,803	$192,350

(1)Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 4), consisting of liabilities of $7.2 million and $165.1 million, respectively, as of March 31, 2023 and liabilities of $6.5 million and $157.9 million, respectively, as of December 31, 2022. Refer to notes 4 and 9 for further information on the MBI Net Option (as defined in note 4).

4.    EQUITY INVESTMENTS
On January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. The Company recognized a non-cash gain of $22.1 million associated with this transaction in the quarter ended March 31, 2022.
On March 24, 2022, the Company invested an additional $5.4 million in Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband"). On April 1, 2022, the Company contributed its Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million. On June 1, 2022, the Company completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million. On September 6, 2022, the Company entered into a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"), under which the Company agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. The Company funded $22.2 million in November 2022 and expects to fund the remaining $27.8 million during 2023.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. As Tristar Acquisition I Corp, a special-purpose acquisition company ("Tristar") is publicly traded, the carrying value of the Company's Tristar investment is remeasured to fair value on a quarterly basis using market information.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	Ownership Percentage	March 31, 2023	December 31, 2022
Cost Method Investments
MetroNet	<10%	$7,000	$7,000
Nextlink(1)	<20%	77,245	77,245
Point Broadband	<10%	42,623	30,373
Tristar	<10%	23,995	23,413
Visionary	<10%	7,190	7,190
Ziply	<10%	22,222	22,222
Others	<10%	13,301	13,624
Total cost method investments		$193,576	$181,067

Equity Method Investments
Clearwave Fiber	~58%	$395,284	$409,514
MBI(2)	45.0%	568,672	571,075
Wisper(3)	40.4%	33,685	33,565
Total equity method investments		$997,641	$1,014,154

Total equity investments		$1,191,217	$1,195,221

(1)AMG Technology Investment Group, LLC, a wireless internet service provider ("Nextlink").
(2)The Company holds a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”) that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $172.3 million and $164.4 million as of March 31, 2023 and December 31, 2022, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 9 for further information on the MBI Net Option.
(3)Wisper ISP, LLC, a wireless internet service provider ("Wisper").

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $496.4 million and $497.8 million as of March 31, 2023 and December 31, 2022, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, and the change in fair value of the Company's Point Broadband investment and MBI Net Option were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Equity Method Investment Income (Loss)
Clearwave Fiber	$(14,231)	$—
MBI(1)	(2,403)	2,781
Wisper	120	999
Total	$(16,514)	$3,780

Other Income (Expense), Net
Mark-to-market adjustments(2)	$12,833	$125
MBI Net Option change in fair value	$(7,980)	$84,610

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended March 31, 2023, the Company recognized $0.8 million of its pro rata share of MBI’s net income and $3.2 million of its pro rata share of basis difference amortization. For the three months ended March 31, 2022, the Company recognized $6.7 million of its pro rata share of MBI’s net income and $4.0 million of its pro rata share of basis difference amortization.
(2)Amount includes a $12.3 million non-cash mark-to-market gain on its investment in Point Broadband in the first quarter of 2023 as a result of an observable market transaction in Point Broadband’s equity.
The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.
5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cable distribution systems	$2,519,620	$2,454,452
Customer premise equipment	345,942	339,132
Other equipment and fixtures	446,490	450,301
Buildings and improvements	138,562	138,467
Capitalized software	66,167	58,740
Construction in progress	228,061	230,644
Land	12,541	12,541
Right-of-use assets	9,197	11,323
Property, plant and equipment, gross	3,766,580	3,695,600
Less: Accumulated depreciation and amortization	(2,041,920)	(1,993,845)
Property, plant and equipment, net	$1,724,660	$1,701,755
The Company contributed $280.0 million of property, plant and equipment, net, to the Clearwave Fiber joint venture on January 1, 2022 and recognized a $22.1 million non-cash gain on the transaction in the first quarter of 2022.
The Company classified $0.9 million of property, plant and equipment as held for sale as of both March 31, 2023 and December 31, 2022. Such assets are included within other noncurrent assets in the condensed consolidated balance sheets.
Depreciation and amortization expense for property, plant and equipment was $67.3 million and $67.1 million for the three months ended March 31, 2023 and 2022, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $928.9 million as of both March 31, 2023 and December 31, 2022. The Company has not historically recorded any impairment of goodwill.
Intangible assets consisted of the following (dollars in thousands):

		March 31, 2023			December 31, 2022
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$784,381	$243,037	$541,344	$784,381	$225,445	$558,936
Trademarks and trade names	2.7 – 4.2	11,846	7,201	4,645	11,846	6,675	5,171
Wireless licenses	10 – 15	1,418	322	1,096	1,418	286	1,132
Total finite-lived intangible assets		$797,645	$250,560	$547,085	$797,645	$232,406	$565,239

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,100,546
Trademark and trade name				800			800
Total indefinite-lived intangible assets				$2,101,346			$2,101,346

Total intangible assets, net				$2,648,431			$2,666,585
Intangible asset amortization expense was $18.2 million and $20.8 million for the three months ended March 31, 2023 and 2022, respectively.
The future amortization of existing finite-lived intangible assets as of March 31, 2023 was as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining nine months)	$54,463
2024	65,828
2025	60,840
2026	55,326
2027	51,445
Thereafter	259,183
Total	$547,085
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

7.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Credit Facilities (as defined below)	$2,269,030	$2,273,904
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	4,740	4,844
Total debt	3,843,770	3,848,748
Less: Unamortized debt discount	(15,255)	(16,313)
Less: Unamortized debt issuance costs	(25,346)	(23,913)
Less: Current portion of long-term debt	(18,919)	(55,931)
Total long-term debt	$3,784,250	$3,752,591
Senior Credit Facilities. Prior to February 22, 2023, the Company had in place a credit agreement (the "Credit Agreement") that provided for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”), $625.0 million maturing in 2027 (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
On February 22, 2023, the Company amended and restated the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing the Company's outstanding term loans as of March 31, 2023); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2.
Refer to the table below summarizing the Company’s outstanding term loans as of March 31, 2023 and notes 10 and 19 to the Company’s audited consolidated financial statements included in the 2022 Form 10-K for further details on the Senior Credit Facilities.

As of March 31, 2023, the Company had approximately $1.8 billion of aggregate outstanding term loans and $488.0 million of borrowings and $512.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of March 31, 2023 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$240,000	10/30/2029(2)	$223,750	SOFR + 10 bps	2.25%	7.16%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	755,030	10/30/2029(2)	704,695	SOFR + 10 bps	2.25%	7.16%
Term Loan B-4	5/3/2021	800,000	1.0%	786,000	5/3/2028	746,000	LIBOR	2.00%	6.84%
Total		$1,825,000		$1,781,030		$1,674,445

(1)Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).
(2)The final maturity date of the Term Loan B-2 and the Term Loan B-3, in each case, will adjust to May 3, 2028 if greater than $150.0 million aggregate principal amount of the Term Loan B-4 (together with any refinancing indebtedness in respect of the Term Loan B-4 with a final maturity date prior to the date that is 91 days after October 30, 2029) remains outstanding on May 3, 2028.
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(8,870)	(6,386)	(15,256)	(9,610)	(6,703)	(16,313)
Less: Unamortized debt issuance costs	(242)	(180)	(422)	(262)	(189)	(451)
Net carrying amount	$565,888	$338,434	$904,322	$565,128	$338,108	$903,236
Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970
Amortization of discount	740	318	1,058	740	318	1,058
Amortization of debt issuance costs	20	9	29	20	9	29
Total interest expense	$760	$1,297	$2,057	$760	$1,297	$2,057

Effective interest rate	0.5%	1.5%		0.5%	1.5%

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
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving Credit Facility portion:
Other noncurrent assets	$3,545	$1,904
Term loans and Notes portion:
Long-term debt (contra account)	25,346	23,913
Total	$28,891	$25,817
The Company recorded debt issuance cost amortization of $1.3 million for both the three months ended March 31, 2023 and 2022 within interest expense in the condensed consolidated statements of operations and comprehensive income. The Company capitalized $7.7 million and wrote-off $3.3 million of debt issuance costs during the three months ended March 31, 2023 in connection with the entry into the New Credit Agreement.
The future maturities of outstanding borrowings as of March 31, 2023 were as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining nine months)	$13,683
2024	18,244
2025	18,244
2026	593,244
2027	18,244
Thereafter	3,177,371
Total	$3,839,030
On May 3, 2022, the Company entered into a letter of credit agreement with MUFG Bank, Ltd. ("MUFG") which provides for an additional $75.0 million letter of credit issuing capacity. As of March 31, 2023, $10.3 million of letters of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of March 31, 2023.

8.    INTEREST RATE SWAPS
The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest rates on its variable rate SOFR debt. Changes in the fair values of the interest rate swaps are reported through other comprehensive income until the underlying hedged debt’s interest expense impacts net income, at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income to interest expense.
A summary of the significant terms of the Company’s interest rate swap agreements is as follows (dollars in thousands):

	Entry Date	Effective Date	Maturity Date(1)	Notional Amount	Settlement Type	Settlement Frequency	Fixed Base Rate
Swap A(2)	3/7/2019	3/11/2019	3/11/2029	$850,000	Receive one-month SOFR, pay fixed	Monthly	2.595%
Swap B(3)	3/6/2019	6/15/2020	2/28/2029	350,000	Receive one-month SOFR, pay fixed	Monthly	2.691%
Total				$1,200,000

(1)Each swap may be terminated prior to the scheduled maturity at the election of the Company or the financial institution counterparty under the terms provided in each swap agreement.
(2)Swap A was amended effective February 28, 2023 to transition the reference rate from LIBOR to SOFR, resulting in the fixed base rate changing from 2.653% to 2.595%.
(3)Swap B was amended effective March 1, 2023 to transition the reference rate from LIBOR to SOFR, resulting in the fixed base rate changing from 2.739% to 2.691%.
The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Current portion:
Prepaid and other current assets	$23,707	$25,794
Noncurrent portion:
Other noncurrent assets	$19,023	$40,289
Total interest rate swap asset	$42,730	$66,083

Stockholders’ Equity:
Accumulated other comprehensive income	$32,279	$50,221
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest (income) expense	$(5,644)	$7,609

Unrealized gain (loss) on cash flow hedges, gross	$(23,352)	$75,831
Less: Tax effect	5,410	(18,461)
Unrealized gain (loss) on cash flow hedges, net of tax	$(17,942)	$57,370
The Company does not hold any derivative instruments for speculative trading purposes.

9.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2023 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of March 31, 2023 were as follows (in thousands):

	March 31, 2023
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$85,944	$85,944	Level 1
Commercial paper	$40,073	$39,867	Level 2
Other noncurrent assets (including current portion):
Interest rate swap asset	$42,730	$42,730	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$1,781,030	$1,753,395	Level 2
Revolving Credit Facility	$488,000	$475,800	Level 2
Senior Notes	$650,000	$529,750	Level 2
Convertible Notes	$920,000	$716,818	Level 2
Other noncurrent liabilities:
MBI Net Option	$172,330	$172,330	Level 3
Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Commercial paper is primarily held with high-quality companies and is valued using quoted market prices for investments similar to the commercial paper (level 2). Money market investments and commercial paper with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2). The fair value of the term loans, Revolving Credit Facility, Senior Notes and Convertible Notes are estimated based on market prices for similar instruments in active markets (level 2). The fair value of the MBI Net Option is measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3).
The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	March 31, 2023		December 31, 2022
	Cable One	MBI	Cable One	MBI
Equity volatility	35.0%	31.0%	34.0%	31.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	7.5%	8.5%	7.5%	8.5%
Cost of debt	7.8%		7.5%
The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI Net Option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. A change in one of these assumptions is not necessarily accompanied by a change in another assumption. Refer to note 4 for further information on the MBI Net Option.

The carrying amounts of accounts receivable, accounts payable and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the three months ended March 31, 2023 or 2022.
10.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 475,397 held at March 31, 2023 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $200.4 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly traded in 2015 through March 31, 2023, the Company has repurchased 561,459 shares of its common stock at an aggregate cost of $499.6 million, including 56,766 shares purchased at an aggregate cost of $41.8 million during the three months ended March 31, 2023.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended March 31, 2023 and 2022 were $2.2 million and $4.7 million, for which the Company withheld 3,132 and 2,681 shares of common stock, respectively.
11.    EQUITY-BASED COMPENSATION
Our stockholders most recently approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), performance restricted stock units ("PRSUs"), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards, RSUs and PRSUs, “Restricted Stock”) and other stock-based awards, including deferred stock units and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At March 31, 2023, 415,502 shares were available for issuance under the 2022 Plan.
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

	Three Months Ended March 31,
	2023	2022
Restricted Stock	$5,210	$4,637
SARs	375	568
Total	$5,585	$5,205
The Company recognized excess tax shortfalls of $1.2 million and excess tax benefits of $0.6 million during the three months ended March 31, 2023 and 2022, respectively. The deferred tax asset related to all outstanding equity-based awards was $5.8 million and $6.6 million as of March 31, 2023 and December 31, 2022, respectively.

Restricted Stock. A summary of Restricted Stock activity during the three months ended March 31, 2023 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	42,467	$1,611.99
Granted	65,857	$696.08
Forfeited	(6,316)	$1,757.08
Vested and issued	(9,648)	$1,586.62
Outstanding as of March 31, 2023	92,360	$951.63

Vested and deferred as of March 31, 2023	6,726	$866.52
At March 31, 2023, there was $46.5 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 2.1 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

2023
Risk-free interest rate	4.1%
Expected volatility	39.1%
Simulation term	2.99 years
Weighted average grant date fair value	$774.30
Stock Appreciation Rights. A summary of SARs activity during the three months ended March 31, 2023 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	41,115	$1,072.88	$262.99	$591	6.1
Forfeited	(375)	$1,274.05	$280.58
Outstanding as of March 31, 2023	40,740	$1,071.03	$262.83	$494	5.8

Exercisable as of March 31, 2023	32,990	$908.39	$217.83	$494	5.4
At March 31, 2023, there was $2.5 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 1.0 year.
12.    INCOME TAXES
The Company’s effective tax rate was 23.2% and 19.8% for the three months ended March 31, 2023 and 2022, respectively.
The increase in the effective tax rate for the three months ended March 31, 2023 compared to the prior year quarter was due primarily to a $18.5 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option, partially offset by a $4.9 million tax expense for the deferred tax liability establishment in the prior year quarter associated with the Clearwave Fiber Contribution that did not recur.

13.    OTHER INCOME AND EXPENSE
Other income (expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
MBI Net Option fair value adjustment	$(7,980)	$84,610
Write-off of debt issuance costs	(3,340)	—
Interest and investment income	3,941	3,443
Mark-to-market adjustments and other(1)	12,673	7
Other income (expense), net	$5,294	$88,060

(1)The three months ended March 31, 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.
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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income - basic	$57,426	$171,476
Add: Convertible Notes interest expense, net of tax	1,543	1,543
Net income - diluted	$58,969	$173,019

Denominator:
Weighted average common shares outstanding - basic	5,718,745	6,018,881
Effect of dilutive equity-based compensation awards(1)	5,601	21,834
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248
Weighted average common shares outstanding - diluted	6,128,594	6,444,963

Net Income per Common Share:
Basic	$10.04	$28.49
Diluted	$9.62	$26.85

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	25,313	16,319

(1)Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during all periods presented.

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
As of March 31, 2023, with the exception of debt payments (refer to note 7 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2022 Form 10-K.
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
Regulation in the Company’s Industry. The Company’s operations are extensively regulated by the Federal Communications Commission (the "FCC"), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease-and-desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. Future legislative and regulatory changes could adversely affect the Company’s operations.
Equity Investments. The Company has certain obligations with respect to certain of its equity investments. Refer to note 4 for further information.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2022 Form 10-K. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.
Overview
We are a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of March 31, 2023, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided service to more than 1.1 million residential and business customers out of approximately 2.7 million homes passed as of March 31, 2023. Of these customers, approximately 1,063,000 subscribed to data services, 167,000 subscribed to video services and 128,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first three months of 2023, they are residential data (57.5%), residential video (16.7%) and business services (data, voice and video provided to businesses: 18.1%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
We focus on growing our higher margin businesses, namely residential data and business services, rather than on growing revenues through maximizing customer primary service units (“PSUs”). Our strategy acknowledges the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy focuses on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures.

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We have experienced significant growth in residential data customers and revenues since 2013. We expect growth for this product line to continue over the long-term as we believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider. Our broadband plant generally consists of a fiber-to-the-premises or hybrid fiber-coaxial network with ample unused capacity, and we offer our data customers internet products at faster speeds than those available from competitors in most of our markets. We believe that the capacity and reliability of our networks exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers. We experienced elevated growth rates in residential data customers and revenues during the first two years of the COVID-19 pandemic, but are now seeing a return to more normalized, pre-pandemic growth patterns.
•Residential video. Residential video service is an increasingly costly and fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will decline further in the future. We now offer Sparklight® TV, an internet protocol-based ("IPTV") video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.
•Business services. We have experienced significant growth in business data customers and revenues since 2013. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. We expect to experience continued growth in business data customers and revenues over the long-term. Margins for products sold to business customers have remained attractive, which we expect will continue.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless access data providers; over-the-top video providers; and direct broadcast satellite television providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We offer Gigabit data service to nearly all of our homes passed and have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.
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

In recent years, in addition to full acquisitions, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow.
Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenues	$421,894	$426,726	$(4,832)	(1.1)
Total costs and expenses	$289,790	$275,509	$14,281	5.2
Income from operations	$132,104	$151,217	$(19,113)	(12.6)
Net income	$57,426	$171,476	$(114,050)	(66.5)
Cash flows from operating activities	$161,787	$188,719	$(26,932)	(14.3)
Cash flows from investing activities	$(100,714)	$(109,646)	$8,932	(8.1)
Cash flows from financing activities	$(73,491)	$(99,709)	$26,218	(26.3)
Adjusted EBITDA(1)	$228,774	$226,534	$2,240	1.0
Capital expenditures	$96,106	$99,448	$(3,342)	(3.4)

(1)Adjusted EBITDA is a non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

PSU and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of March 31,		Annual Net Gain (Loss)
	2023	2022	Change	% Change
Residential data PSUs	966.0	962.3	3.7	0.4
Residential video PSUs	157.6	224.7	(67.1)	(29.9)
Residential voice PSUs	87.7	102.0	(14.3)	(14.1)
Total residential PSUs	1,211.2	1,289.0	(77.8)	(6.0)

Business data PSUs	97.5	94.9	2.6	2.8
Business video PSUs	9.5	13.1	(3.6)	(27.5)
Business voice PSUs	40.6	41.2	(0.6)	(1.5)
Total business services PSUs	147.6	149.1	(1.5)	(1.0)

Total data PSUs	1,063.5	1,057.2	6.3	0.6
Total video PSUs	167.0	237.8	(70.7)	(29.8)
Total voice PSUs	128.3	143.2	(14.9)	(10.4)
Total PSUs	1,358.8	1,438.2	(79.4)	(5.5)

Residential customer relationships	1,007.4	1,032.9	(25.5)	(2.5)
Business customer relationships	101.8	101.1	0.7	0.7
Total customer relationships	1,109.2	1,134.0	(24.9)	(2.2)

Homes passed	2,719.7	2,671.9	47.8	1.8
In recent years, our customer mix has shifted away from double- and triple-play packages combining data, video and/or voice services, which is in line with our strategy of focusing on our higher margin residential data and business services product lines. This is largely because some residential video customers have defected to direct broadcast satellite services and over-the-top offerings and households continue to discontinue residential voice services. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.
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
Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022
Revenues
Revenues decreased $4.8 million, or 1.1%, due primarily to decreases in residential video and residential voice revenues and the divestiture of certain operations in the second quarter of 2022, partially offset by an increase in residential data revenues.
Revenues by service offering for the three months ended March 31, 2023 and 2022, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023		2022		2023 vs. 2022
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$242,697	57.5	$230,153	53.9	$12,544	5.5
Residential video	70,286	16.7	84,658	19.8	(14,372)	(17.0)
Residential voice	9,748	2.3	11,896	2.8	(2,148)	(18.1)
Business services	76,260	18.1	76,498	17.9	(238)	(0.3)
Other	22,903	5.4	23,521	5.5	(618)	(2.6)
Total revenues	$421,894	100.0	$426,726	100.0	$(4,832)	(1.1)
Residential data service revenues increased $12.5 million, or 5.5%, due primarily to increased customer subscriptions to premium tiers and migration of existing customers to higher tiers.
Residential video service revenues decreased $14.4 million, or 17.0%, due primarily to a decrease in residential video subscribers.
Residential voice service revenues decreased $2.1 million, or 18.0%, due primarily to a decrease in residential voice subscribers.
Business services revenues decreased $0.2 million, or 0.3%, due primarily to the divestiture of certain operations in the second quarter of 2022 that generated $2.4 million of business services revenues during the three months ended March 31, 2022, partially offset by organic growth in our business data services to small and medium-sized businesses and enterprise customers.

ARPU for the indicated service offerings for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Residential data	$83.58	$79.96	$3.62	4.5
Residential video	$142.29	$119.91	$22.38	18.7
Residential voice	$36.23	$38.33	$(2.10)	(5.5)
Business services	$250.01	$253.33	$(3.32)	(1.3)
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $112.2 million for the three months ended March 31, 2023 and decreased $7.3 million, or 6.1%, compared to the three months ended March 31, 2022. The decrease in operating expenses was primarily attributable to $12.3 million of lower programming expenses as a result of video customer losses, partially offset by increases in property taxes of $3.2 million and health insurance costs of $1.1 million. Operating expenses as a percentage of revenues were 26.6% and 28.0% for the three months ended March 31, 2023 and 2022, respectively.
Selling, general and administrative expenses were $86.7 million for the three months ended March 31, 2023 and decreased $1.0 million, or 1.2%, compared to the three months ended March 31, 2022. The decrease in selling, general and administrative expenses was primarily attributable to lower health insurance costs of $2.1 million, property taxes of $1.7 million and marketing costs of $1.5 million, partially offset by higher software costs of $2.1 million and labor and other compensation-related costs of $2.0 million. Selling, general and administrative expenses as a percentage of revenues was 20.6% for both the three months ended March 31, 2023 and 2022.
Depreciation and amortization expense was $85.4 million for the three months ended March 31, 2023 and decreased $2.5 million, or 2.8%, compared to the three months ended March 31, 2022. The decrease in depreciation and amortization expense was primarily due to lower intangible asset amortization expense of $2.6 million. Depreciation and amortization expense as a percentage of revenues was 20.2% and 20.6% for the three months ended March 31, 2023 and 2022, respectively.
We recognized a $22.1 million non-cash gain associated with the Clearwave Fiber Contribution in the three months ended March 31, 2022.
Interest Expense
Interest expense was $41.2 million for the three months ended March 31, 2023 and increased $11.1 million, or 36.8%, compared to the three months ended March 31, 2022. The increase was driven primarily by higher interest rates.
Other Income (Expense), Net
Other income, net, was $5.3 million for the three months ended March 31, 2023 and consisted primarily of a $12.3 million non-cash mark-to-market gain on the investment in Point Broadband and $3.9 million of interest and investment income, partially offset by a $8.0 million non-cash loss on fair value adjustment associated with the MBI Net Option and $3.3 million of debt issuance costs written off in connection with the entry into the New Credit Agreement. Other expense, net, was $88.1 million for the three months ended March 31, 2022 and consisted primarily of a $84.6 million non-cash gain on fair value adjustment associated with the MBI Net Option and interest and investment income.
Income Tax Provision
Income tax provision was $22.3 million and $41.5 million for the three months ended March 31, 2023 and 2022, respectively, and our effective tax rate was 23.2% and 19.8% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate was due primarily to an increase in income tax expense of $18.5 million related to a change in the valuation allowance associated with the MBI Net Option, partially offset by a $4.9 million tax expense for the deferred tax liability establishment in the prior year quarter associated with the Clearwave Fiber Contribution that did not recur.

Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $16.5 million for the three months ended March 31, 2023, compared to a net gain of $3.8 million for the three months ended March 31, 2022. The change was due primarily to our $14.2 million pro rata share of Clearwave Fiber's net loss and a $5.2 million decrease in our pro rata share of MBI's earnings in the current year period.
Net Income
Net income was $57.4 million for the three months ended March 31, 2023 compared to $171.5 million for the three months ended March 31, 2022.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax was $17.9 million for the three months ended March 31, 2023 compared to a $57.4 million unrealized gain for the three months ended March 31, 2022. The $75.3 million change was due to decreases in forward interest rates for the three months ended March 31, 2023 compared to increases in forward interest rates for the three months ended March 31, 2022.
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
Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, (gain) loss on sale of business, equity method investment (income) loss, other (income) expense and other unusual items, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.

We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the New Credit Agreement and the Senior Notes Indenture to determine compliance with the covenants contained in the New Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure used by us in connection with our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended March 31,		2023 vs. 2022
(dollars in thousands)	2023	2022	$ Change	% Change
Net income	$57,426	$171,476	$(114,050)	(66.5)

Plus: Interest expense	41,163	30,080	11,083	36.8
Income tax provision	22,295	41,501	(19,206)	(46.3)
Depreciation and amortization	85,428	87,919	(2,491)	(2.8)
Equity-based compensation	5,585	5,205	380	7.3
(Gain) loss on deferred compensation	—	(65)	65	(100.0)
Acquisition-related costs	201	1,282	(1,081)	(84.3)
(Gain) loss on asset sales and disposals, net	5,456	2,490	2,966	119.1
System conversion costs	—	573	(573)	(100.0)
(Gain) loss on sale of business	—	(22,087)	22,087	(100.0)
Equity method investment (income) loss, net	16,514	(3,780)	20,294	NM
Other (income) expense, net	(5,294)	(88,060)	82,766	(94.0)

Adjusted EBITDA	$228,774	$226,534	$2,240	1.0

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

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$161,787	$188,719	$(26,932)	(14.3)
Net cash used in investing activities	(100,714)	(109,646)	8,932	(8.1)
Net cash used in financing activities	(73,491)	(99,709)	26,218	(26.3)
Change in cash and cash equivalents	$(12,418)	$(20,636)	$8,218	(39.8)
Cash and cash equivalents, beginning of period	215,150	388,802	(173,652)	(44.7)
Cash and cash equivalents, end of period	$202,732	$368,166	$(165,434)	(44.9)
The $26.9 million year-over-year decrease in net cash provided by operating activities was primarily attributable to higher interest and tax payments and the timing of working capital changes.
The $8.9 million decrease in net cash used in investing activities from the prior year period was due primarily to $10.7 million debt and equity investments during 2022 that did not recur, partially offset by a $1.6 million decrease in cash paid for capital expenditures.
The $26.2 million decrease in net cash used in financing activities from the prior year period was due primarily to $630.1 million of net proceeds from Revolving Credit Facility borrowings and the TLB-3 Upsize during the three months ended March 31, 2023 and a $27.9 million decrease in share repurchases compared to the prior year period, partially offset by the repayment of the $638.3 million aggregate principal amount of our outstanding Term Loan A-2 during the current year period.
On May 20, 2022, our Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $200.4 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through March 31, 2023, we have repurchased 561,459 shares of our common stock at an aggregate cost of $499.6 million, including 56,766 shares purchased at an aggregate cost of $41.8 million during the three months ended March 31, 2023. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2023, the Board approved a quarterly dividend of $2.85 per share of common stock, which was paid on March 10, 2023, resulting in a total dividend distribution of $16.5 million.

Financing Activity
Senior Credit Facilities
Prior to February 22, 2023, the Credit Agreement provided for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
On February 22, 2023, we amended and restated the Credit Agreement to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million; (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing our outstanding term loans as of March 31, 2023); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our outstanding Term Loan A-2.
As of March 31, 2023, we had approximately $1.8 billion of aggregate outstanding term loans and $488.0 million of borrowings and $512.0 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of March 31, 2023 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$240,000	10/30/2029(2)	$223,750	SOFR + 10 bps	2.25%	7.16%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	755,030	10/30/2029(2)	704,695	SOFR + 10 bps	2.25%	7.16%
Term Loan B-4	5/3/2021	800,000	1.0%	786,000	5/3/2028	746,000	LIBOR	2.00%	6.84%
Total		$1,825,000		$1,781,030		$1,674,445

(1)Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR breakage provisions).
(2)The final maturity date of the Term Loan B-2 and the Term Loan B-3, in each case, will adjust to May 3, 2028 if greater than $150.0 million aggregate principal amount of the Term Loan B-4 (together with any refinancing indebtedness in respect of the Term Loan B-4 with a final maturity date prior to the date that is 91 days after October 30, 2029) remains outstanding on May 3, 2028.
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
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving Credit Facility portion:
Other noncurrent assets	$3,545	$1,904
Term loans and Notes portion:
Long-term debt (contra account)	25,346	23,913
Total	$28,891	$25,817
We recorded debt issuance cost amortization of $1.3 million for both the three months ended March 31, 2023 and 2022 within interest expense in the condensed consolidated statements of operations and comprehensive income. We capitalized $7.7 million and wrote-off $3.3 million of debt issuance costs during the three months ended March 31, 2023 in connection with the entry into the New Credit Agreement.
The unamortized debt discount associated with the Convertible Notes was $15.3 million and $16.3 million as of March 31, 2023 and December 31, 2022, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended March 31, 2023 and 2022 within interest expense in the condensed consolidated statements of operations and comprehensive income.
On May 3, 2022, we entered into a letter of credit agreement with MUFG which provides for an additional $75.0 million of letter of credit issuing capacity, of which $10.3 million was utilized as of March 31, 2023.
We were in compliance with all debt covenants as of March 31, 2023.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $5.6 million and a loss of $7.6 million on interest rate swaps during the three months ended March 31, 2023 and 2022, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.
Refer to notes 10 and 12 to our audited consolidated financial statements included in the 2022 Form 10-K and notes 7 and 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.

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
Our capital expenditures by category for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Customer premise equipment(1)	$21,325	$27,805
Commercial(2)	7,227	7,794
Scalable infrastructure(3)	15,859	15,760
Line extensions(4)	9,707	13,901
Upgrade/rebuild(5)	21,815	18,028
Support capital(6)	20,173	16,160
Total	$96,106	$99,448

(1)Customer premise equipment includes costs incurred at customer locations, including installation costs and customer premise equipment (e.g., modems and set-top boxes).
(2)Commercial includes costs related to securing business services customers and PSUs, including small and medium-sized businesses and enterprise customers.
(3)Scalable infrastructure includes costs not related to customer premise equipment to secure growth of new customers and PSUs or provide service enhancements (e.g., headend equipment).
(4)Line extensions include network costs associated with entering new service areas (e.g., fiber/coaxial cable, amplifiers, electronic equipment, make-ready and design engineering).
(5)Upgrade/rebuild includes costs to modify or replace existing fiber/coaxial cable networks, including betterments.
(6)Support capital includes costs associated with the replacement or enhancement of non-network assets due to technological and physical obsolescence (e.g., non-network equipment, land, buildings and vehicles) and capitalized internal labor costs not associated with customer installation activities.
Contractual Obligations and Contingent Commitments
As of March 31, 2023, with the exception of debt payments (refer to note 7 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2022 Form 10-K.
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
There have been no material changes to our critical accounting policy and estimate disclosures described in our 2022 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2022 Form 10-K other than as set forth below.
As of March 31, 2023, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of March 31, 2023, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $529.8 million, $460.5 million and $256.3 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2023 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2023 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2023(2)	22,557	$744.93	19,425	$227,175
February 1 to 28, 2023	17,391	$787.23	17,391	$213,484
March 1 to 31, 2023	19,950	$654.99	19,950	$200,417
Total	59,898	$727.26	56,766

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. The Company had $200.4 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1
Fourth Restatement Agreement, dated as of February 22, 2023, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 24, 2023).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer
Date: May 4, 2023

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: May 4, 2023