Form 10-Q
period 2023-06-30
Cable One, Inc.
filed 2023-08-04
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of July 28, 2023
Common stock, par value $0.01	5,622,101

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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$160,734	$215,150
Accounts receivable, net	74,611	74,383
Prepaid and other current assets	79,598	57,172
Total Current Assets	314,943	346,705
Equity investments	1,192,861	1,195,221
Property, plant and equipment, net	1,736,269	1,701,755
Intangible assets, net	2,630,276	2,666,585
Goodwill	928,947	928,947
Other noncurrent assets	79,445	74,677
Total Assets	$6,882,741	$6,913,890

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$146,953	$164,518
Deferred revenue	28,213	23,706
Current portion of long-term debt	19,017	55,931
Total Current Liabilities	194,183	244,155
Long-term debt	3,731,928	3,752,591
Deferred income taxes	972,812	966,821
Other noncurrent liabilities	216,078	192,350
Total Liabilities	5,115,001	5,155,917

Commitments and contingencies (refer to note 15)

Stockholders' Equity
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,641,056 and 5,766,011 shares outstanding as of June 30, 2023 and December 31, 2022, respectively)	62	62
Additional paid-in capital	589,738	578,154
Retained earnings	1,704,241	1,624,406
Accumulated other comprehensive income (loss)	53,800	50,031
Treasury stock, at cost (534,343 and 409,388 shares held as of June 30, 2023 and December 31, 2022, respectively)	(580,101)	(494,680)
Total Stockholders' Equity	1,767,740	1,757,973
Total Liabilities and Stockholders' Equity	$6,882,741	$6,913,890
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Revenues	$424,024	$429,085	$845,918	$855,811
Costs and Expenses:
Operating (excluding depreciation and amortization)	112,804	118,393	224,969	237,812
Selling, general and administrative	86,173	90,787	172,914	178,553
Depreciation and amortization	87,240	88,423	172,668	176,343
(Gain) loss on asset sales and disposals, net	2,767	2,173	8,222	4,663
(Gain) loss on sales of businesses	—	8,253	—	(13,833)
Total Costs and Expenses	288,984	308,029	578,773	583,538
Income from operations	135,040	121,056	267,145	272,273
Interest expense	(43,218)	(32,080)	(84,382)	(62,160)
Other income (expense), net	(2,112)	8,066	3,182	96,126
Income before income taxes and equity method investment income (loss), net	89,710	97,042	185,945	306,239
Income tax provision	20,949	22,773	43,244	64,274
Income before equity method investment income (loss), net	68,761	74,269	142,701	241,965
Equity method investment income (loss), net	(13,515)	(5,024)	(30,029)	(1,244)
Net income	$55,246	$69,245	$112,672	$240,721

Net Income per Common Share:
Basic	$9.76	$11.64	$19.80	$40.24
Diluted	$9.36	$11.11	$18.98	$38.05
Weighted Average Common Shares Outstanding:
Basic	5,660,751	5,946,507	5,689,588	5,982,494
Diluted	6,070,996	6,369,649	6,099,635	6,407,106

Unrealized gain (loss) on cash flow hedges and other, net of tax	$21,711	$32,646	$3,769	$90,050
Comprehensive income	$76,957	$101,891	$116,441	$330,771
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	5,700,002	$62	$583,739	$1,665,334	$32,089	$(538,611)	$1,742,613
Net income	—	—	—	55,246	—	—	55,246
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	21,711	—	21,711
Equity-based compensation	—	—	5,999	—	—	—	5,999
Issuance of equity awards, net of forfeitures	2,134	—	—	—	—	—	—
Repurchases of common stock	(60,910)	—	—	—	—	(41,369)	(41,369)
Withholding tax for equity awards	(170)	—	—	—	—	(121)	(121)
Dividends paid to stockholders ($2.85 per common share)	—	—	—	(16,339)	—	—	(16,339)
Balance at June 30, 2023	5,641,056	$62	$589,738	$1,704,241	$53,800	$(580,101)	$1,767,740

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	6,011,790	$62	$560,845	$1,611,357	$(25,391)	$(210,726)	$1,936,147
Net income	—	—	—	69,245	—	—	69,245
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	32,646	—	32,646
Equity-based compensation	—	—	5,951	—	—	—	5,951
Issuance of equity awards, net of forfeitures	647	—	—	—	—	—	—
Repurchases of common stock	(95,837)	—	—	—	—	(122,013)	(122,013)
Withholding tax for equity awards	(29)	—	—	—	—	(46)	(46)
Dividends paid to stockholders ($2.75 per common share)	—	—	—	(16,426)	—	—	(16,426)
Balance at June 30, 2022	5,916,571	$62	$566,796	$1,664,176	$7,255	$(332,785)	$1,905,504
See accompanying notes to the condensed consolidated financial statements.

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	5,766,011	$62	$578,154	$1,624,406	$50,031	$(494,680)	$1,757,973
Net income	-	-	-	112,672	-	-	112,672
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	3,769	-	3,769
Equity-based compensation	-	-	11,584	-	-	-	11,584
Issuance of equity awards, net of forfeitures	(3,977)	-	-	-	-	-	-
Repurchases of common stock	(117,676)	-	-	-	-	(83,119)	(83,119)
Withholding tax for equity awards	(3,302)	-	-	-	-	(2,302)	(2,302)
Dividends paid to stockholders ($5.70 per common share)	-	-	-	(32,837)	-	-	(32,837)
Balance at June 30, 2023	5,641,056	$62	$589,738	$1,704,241	$53,800	$(580,101)	$1,767,740

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	6,046,362	$62	$555,640	$1,456,543	$(82,795)	$(136,355)	$1,793,095
Net income	-	-	-	240,721	-	-	240,721
Unrealized gain (loss) on cash flow hedges and other, net of tax	-	-	-	-	90,050	-	90,050
Equity-based compensation	-	-	11,156	-	-	-	11,156
Issuance of equity awards, net of forfeitures	16,556	-	-	-	-	-	-
Repurchases of common stock	(143,637)	-	-	-	-	(191,709)	(191,709)
Withholding tax for equity awards	(2,710)	-	-	-	-	(4,721)	(4,721)
Dividends paid to stockholders ($5.50 per common share)	-	-	-	(33,088)	-	-	(33,088)
Balance at June 30, 2022	5,916,571	$62	$566,796	$1,664,176	$7,255	$(332,785)	$1,905,504
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$112,672	$240,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,668	176,343
Non-cash interest expense, net	4,591	4,770
Equity-based compensation	11,584	11,156
Write-off of debt issuance costs	3,340	—
Change in deferred income taxes	4,497	29,582
(Gain) loss on asset sales and disposals, net	8,222	4,663
(Gain) loss on sales of businesses	—	(13,833)
Equity method investment (income) loss, net	30,029	1,244
Fair value adjustments	1,656	(90,724)
Changes in operating assets and liabilities:
Accounts receivable, net	(228)	385
Prepaid and other current assets	(17,368)	(7,219)
Accounts payable and accrued liabilities	(9,626)	(6,719)
Deferred revenue	4,507	(982)
Other	4,807	3,699
Net cash provided by operating activities	331,351	353,086

Cash flows from investing activities:
Cash paid for debt and equity investments	(14,704)	(23,075)
Capital expenditures	(177,613)	(206,737)
Change in accrued expenses related to capital expenditures	(7,915)	5,094
Proceeds from sales of property, plant and equipment	702	319
Proceeds from sales of operations	—	9,227
Net cash used in investing activities	(199,530)	(215,172)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	638,000	—
Payment of debt issuance costs	(8,096)	—
Payments on long-term debt	(697,883)	(17,220)
Repurchases of common stock	(83,119)	(191,709)
Payment of withholding tax for equity awards	(2,302)	(4,721)
Dividends paid to stockholders	(32,837)	(33,088)
Net cash used in financing activities	(186,237)	(246,738)

Change in cash and cash equivalents	(54,416)	(108,824)
Cash and cash equivalents, beginning of period	215,150	388,802
Cash and cash equivalents, end of period	$160,734	$279,978

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$80,093	$57,343
Cash paid for income taxes, net of refunds received	$61,268	$24,193
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of June 30, 2023, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,058,000 subscribed to data services, 158,000 subscribed to video services and 125,000 subscribed to voice services.
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

Recently Adopted Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR and other reference rates that are to be discontinued. The Company applied the updated guidance when it transitioned certain of its debt instruments and interest rate swaps from LIBOR to the Secured Overnight Financing Rate ("SOFR") during 2023. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.
2.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Residential:
Data	$246,840	$233,330	$489,537	$463,483
Video	66,137	84,761	136,423	169,419
Voice	9,507	10,715	19,254	22,610
Business services	76,812	76,660	153,073	153,152
Other	24,728	23,619	47,631	47,147
Total revenues	$424,024	$429,085	$845,918	$855,811

Franchise and other regulatory fees	$6,859	$7,962	$13,959	$16,056
Deferred commission amortization	$1,454	$1,263	$2,758	$2,517
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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of June 30, 2023, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $23.7 million of current deferred revenue at December 31, 2022, $22.1 million was recognized during the six months ended June 30, 2023. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

3.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade receivables	$65,954	$48,958
Income taxes receivable	—	1,668
Other receivables(1)	12,315	26,948
Less: Allowance for credit losses	(3,658)	(3,191)
Total accounts receivable, net	$74,611	$74,383

(1)Balance includes amounts due from Clearwave Fiber for services provided under a transition services agreement of $5.4 million and $15.6 million as of June 30, 2023 and December 31, 2022, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$3,725	$2,580	$3,191	$2,541
Additions - charged to costs and expenses	1,731	2,077	4,222	3,795
Deductions - write-offs	(2,929)	(2,631)	(6,379)	(5,892)
Recoveries collected	1,131	1,229	2,624	2,811
Ending balance	$3,658	$3,255	$3,658	$3,255
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid repairs and maintenance	$9,053	$4,059
Software implementation costs	1,526	1,349
Prepaid insurance	176	3,506
Prepaid rent	2,997	2,125
Prepaid software	9,538	8,897
Deferred commissions	5,078	4,596
Interest rate swap asset	30,852	25,794
Prepaid income tax payments	12,503	—
All other current assets	7,875	6,846
Total prepaid and other current assets	$79,598	$57,172

Other noncurrent assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$11,949	$11,325
Deferred commissions	9,440	8,916
Software implementation costs	6,131	6,472
Debt issuance costs	3,462	1,904
Debt investment	2,164	2,102
Assets held for sale	889	914
Interest rate swap asset	40,494	40,289
All other noncurrent assets	4,916	2,755
Total other noncurrent assets	$79,445	$74,677
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$34,111	$39,554
Accrued programming costs	19,831	20,456
Accrued compensation and related benefits	18,257	26,515
Accrued sales and other operating taxes	15,109	14,541
Accrued franchise fees	2,656	3,902
Deposits	6,097	6,236
Operating lease liabilities	3,900	3,924
Accrued insurance costs	6,103	5,525
Cash overdrafts	18,001	9,445
Interest payable	5,329	5,801
Income taxes payable	1,321	13,006
All other accrued liabilities	16,238	15,613
Total accounts payable and accrued liabilities	$146,953	$164,518
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities	$7,495	$6,733
Accrued compensation and related benefits	8,935	8,973
Deferred revenue	17,096	8,070
MBI Net Option (as defined in note 4)(1)	179,090	164,350
All other noncurrent liabilities	3,462	4,224
Total other noncurrent liabilities	$216,078	$192,350

(1)Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 4), consisting of liabilities of $6.3 million and $172.8 million, respectively, as of June 30, 2023 and liabilities of $6.5 million and $157.9 million, respectively, as of December 31, 2022. Refer to notes 4 and 9 for further information on the MBI Net Option (as defined in note 4).

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
On March 24, 2022, the Company invested an additional $5.4 million in Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband"). On April 1, 2022, the Company contributed its Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million. On June 1, 2022, the Company completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million. The Company invested an additional $0.8 million in Visionary in April 2023. On September 6, 2022, the Company entered into a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"), under which the Company agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. The Company funded $22.2 million in November 2022, $13.9 million in May 2023 and expects to fund the remaining $13.9 million in the second half of 2023. In July 2023, the Company's equity investment in Wisper ISP, LLC, a wireless internet service provider ("Wisper"), was redeemed for total cash proceeds of $35.9 million. Also in July 2023, the Company divested its equity investment in Tristar Acquisition I Corp, a special-purpose acquisition company ("Tristar") for gross cash proceeds of approximately $20.9 million.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. As Tristar is publicly traded, the carrying value of the Company's Tristar investment is remeasured to fair value on a quarterly basis using market information.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	Ownership Percentage	June 30, 2023	December 31, 2022
Cost Method Investments
MetroNet	<10%	$7,000	$7,000
Nextlink(1)	<20%	77,245	77,245
Point Broadband	<10%	42,623	30,373
Tristar	<10%	24,247	23,413
Visionary	<10%	8,006	7,190
Ziply	<10%	36,111	22,222
Others	<10%	13,504	13,624
Total cost method investments		$208,736	$181,067

Equity Method Investments
Clearwave Fiber	~58%	$382,252	$409,514
MBI(2)	45.0%	567,836	571,075
Wisper	40.4%	34,037	33,565
Total equity method investments		$984,125	$1,014,154

Total equity investments		$1,192,861	$1,195,221

(1)AMG Technology Investment Group, LLC, a wireless internet service provider ("Nextlink").
(2)The Company holds a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”) that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $179.1 million and $164.4 million as of June 30, 2023 and December 31, 2022, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 9 for further information on the MBI Net Option.

The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $493.3 million and $497.8 million as of June 30, 2023 and December 31, 2022, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and are recorded on a one quarter lag, along with certain other operating information, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity Method Investment Income (Loss)
Clearwave Fiber	$(13,032)	$(10,925)	$(27,262)	$(10,925)
MBI(1)	(836)	5,293	(3,239)	8,074
Wisper	353	608	472	1,607
Total	$(13,515)	$(5,024)	$(30,029)	$(1,244)

Other Income (Expense), Net
Mark-to-market adjustments(2)	$252	$301	$13,085	$176
MBI Net Option change in fair value	$(6,760)	$6,290	$(14,740)	$90,900

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended June 30, 2023, the Company recognized $1.7 million of its pro rata share of MBI’s net income and $2.5 million of its pro rata share of basis difference amortization. For the three months ended June 30, 2022, the Company recognized $8.5 million of its pro rata share of MBI’s net income and $3.2 million of its pro rata share of basis difference amortization. For the six months ended June 30, 2023, the Company recognized $2.5 million of its pro rata share of MBI’s net income and $5.7 million of its pro rata share of basis difference amortization. For the six months ended June 30, 2022, the Company recognized $15.2 million of its pro rata share of MBI’s net income and $7.2 million of its pro rata share of basis difference amortization.
(2)Amount for the six months ended June 30, 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband during the first quarter of 2023 as a result of an observable market transaction in Point Broadband’s equity.
The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cable distribution systems	$2,375,796	$2,454,452
Customer premise equipment	361,037	339,132
Other equipment and fixtures	400,777	450,301
Buildings and improvements	139,515	138,467
Capitalized software	70,824	58,740
Construction in progress	200,316	230,644
Land	12,541	12,541
Right-of-use assets	9,699	11,323
Property, plant and equipment, gross	3,570,505	3,695,600
Less: Accumulated depreciation and amortization	(1,834,236)	(1,993,845)
Property, plant and equipment, net	$1,736,269	$1,701,755
The Company contributed $280.0 million of property, plant and equipment, net, to the Clearwave Fiber joint venture on January 1, 2022 and recognized a $22.1 million non-cash gain on the transaction in the first quarter of 2022.
The Company classified $0.9 million of property, plant and equipment as held for sale as of both June 30, 2023 and December 31, 2022. Such assets are included within other noncurrent assets in the condensed consolidated balance sheets.
Depreciation and amortization expense for property, plant and equipment was $69.1 million and $67.6 million for the three months ended June 30, 2023 and 2022, respectively, and $136.4 million and $134.8 million for the six months ended June 30, 2023 and 2022, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $928.9 million as of both June 30, 2023 and December 31, 2022. The Company has not historically recorded any impairment of goodwill.
Intangible assets consisted of the following (dollars in thousands):

		June 30, 2023			December 31, 2022
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$784,381	$260,629	$523,752	$784,381	$225,445	$558,936
Trademarks and trade names	2.7 – 4.2	11,846	7,728	4,118	11,846	6,675	5,171
Wireless licenses	10 – 15	1,418	358	1,060	1,418	286	1,132
Total finite-lived intangible assets		$797,645	$268,715	$528,930	$797,645	$232,406	$565,239

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,100,546
Trademark and trade name				800			800
Total indefinite-lived intangible assets				$2,101,346			$2,101,346

Total intangible assets, net				$2,630,276			$2,666,585
Intangible asset amortization expense was $18.2 million and $20.8 million for the three months ended June 30, 2023 and 2022, respectively, and $36.3 million and $41.6 million for the six months ended June 30, 2023 and 2022, respectively.
The future amortization of existing finite-lived intangible assets as of June 30, 2023 was as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining six months)	$36,309
2024	65,828
2025	60,840
2026	55,326
2027	51,445
Thereafter	259,182
Total	$528,930
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

7.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior Credit Facilities (as defined below)	$2,214,469	$2,273,904
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	5,084	4,844
Total debt	3,789,553	3,848,748
Less: Unamortized debt discount	(14,186)	(16,313)
Less: Unamortized debt issuance costs	(24,422)	(23,913)
Less: Current portion of long-term debt	(19,017)	(55,931)
Total long-term debt	$3,731,928	$3,752,591
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
On February 22, 2023, the Company amended and restated the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing the Company's outstanding term loans as of June 30, 2023); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2. On May 22, 2023, the Company amended the New Credit Agreement to transition the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected, which became effective July 2023.
On June 30, 2023, the Company repaid $50.0 million of outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $438.0 million.
Refer to the table below summarizing the Company’s outstanding term loans as of June 30, 2023 and notes 10 and 19 to the Company’s audited consolidated financial statements included in the 2022 Form 10-K for further details on the Senior Credit Facilities.

As of June 30, 2023, the Company had approximately $1.8 billion of aggregate outstanding term loans and $438.0 million of borrowings and $562.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of June 30, 2023 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$239,375	10/30/2029(2)	$223,750	SOFR + 10 bps	2.25%	7.45%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	753,094	10/30/2029(2)	704,695	SOFR + 10 bps	2.25%	7.45%
Term Loan B-4	5/3/2021	800,000	1.0%	784,000	5/3/2028	746,000	LIBOR(3)	2.00%	7.19%
Total		$1,825,000		$1,776,469		$1,674,445

(1)Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR or SOFR breakage provisions, as applicable).
(2)The final maturity date of the Term Loan B-2 and the Term Loan B-3, in each case, will adjust to May 3, 2028 if greater than $150.0 million aggregate principal amount of the Term Loan B-4 (together with any refinancing indebtedness in respect of the Term Loan B-4 with a final maturity date prior to the date that is 91 days after October 30, 2029) remains outstanding on May 3, 2028.
(3)Effective July 2023, the benchmark interest rate transitioned to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(8,121)	(6,065)	(14,186)	(9,610)	(6,703)	(16,313)
Less: Unamortized debt issuance costs	(222)	(171)	(393)	(262)	(189)	(451)
Net carrying amount	$566,657	$338,764	$905,421	$565,128	$338,108	$903,236
Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970	$—	$1,941	$1,941	$—	$1,941	$1,941
Amortization of discount	748	321	1,069	748	321	1,069	1,489	638	2,127	1,488	639	2,127
Amortization of debt issuance costs	20	9	29	20	9	29	40	18	58	40	18	58
Total interest expense	$768	$1,300	$2,068	$768	$1,300	$2,068	$1,529	$2,597	$4,126	$1,528	$2,598	$4,126

Effective interest rate	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%		0.5%	1.5%

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
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving Credit Facility portion:
Other noncurrent assets	$3,462	$1,904
Term loans and Notes portion:
Long-term debt (contra account)	24,422	23,913
Total	$27,884	$25,817
The Company recorded debt issuance cost amortization of $1.2 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. The Company capitalized $7.8 million and wrote-off $3.3 million of debt issuance costs during the six months ended June 30, 2023.
The future maturities of outstanding borrowings as of June 30, 2023 were as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining six months)	$9,122
2024	18,244
2025	18,244
2026	593,244
2027	18,244
Thereafter	3,127,371
Total	$3,784,469
On May 3, 2022, the Company entered into a letter of credit agreement with MUFG Bank, Ltd. ("MUFG") which provides for an additional $75.0 million letter of credit issuing capacity. As of June 30, 2023, $10.5 million of letters of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of June 30, 2023.

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
The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Current portion:
Prepaid and other current assets	$30,852	$25,794
Noncurrent portion:
Other noncurrent assets	40,494	40,289
Total interest rate swap asset	$71,346	$66,083

Stockholders’ Equity:
Accumulated other comprehensive income	$53,991	$50,221
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest (income) expense	$(7,169)	$5,800	$(12,814)	$13,409

Unrealized gain (loss) on cash flow hedges, gross	$28,616	$43,240	$71,346	$119,071
Less: Tax effect	(6,904)	(10,597)	(17,355)	(29,058)
Unrealized gain (loss) on cash flow hedges, net of tax	$21,712	$32,643	$53,991	$90,013
The Company does not hold any derivative instruments for speculative trading purposes.

9.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2023 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of June 30, 2023 were as follows (in thousands):

	June 30, 2023
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$73,624	$73,624	Level 1
Commercial paper	$20,221	$19,941	Level 2
Other noncurrent assets (including current portion):
Interest rate swap asset	$71,346	$71,346	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$1,776,469	$1,762,228	Level 2
Revolving Credit Facility	$438,000	$431,430	Level 2
Senior Notes	$650,000	$507,000	Level 2
Convertible Notes	$920,000	$732,838	Level 2
Other noncurrent liabilities:
MBI Net Option	$179,090	$179,090	Level 3
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
The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	June 30, 2023		December 31, 2022
	Cable One	MBI	Cable One	MBI
Equity volatility	36.0%	30.0%	34.0%	31.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	8.0%	9.0%	7.5%	8.5%
Cost of debt	9.5%		7.5%
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the six months ended June 30, 2023 or 2022.
10.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 534,343 held at June 30, 2023 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $159.4 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly traded in 2015 through June 30, 2023, the Company has repurchased 622,369 shares of its common stock at an aggregate cost of $540.5 million, including 117,676 shares purchased at an aggregate cost of $83.1 million during the six months ended June 30, 2023.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the six months ended June 30, 2023 and 2022 were $2.3 million and $4.7 million, for which the Company withheld 3,302 and 2,710 shares of common stock, respectively.
11.    EQUITY-BASED COMPENSATION
Our stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), performance restricted stock units ("PRSUs"), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards, RSUs and PRSUs, “Restricted Stock”) and other stock-based awards, including deferred stock units and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At June 30, 2023, 418,362 shares were available for issuance under the 2022 Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted Stock	$5,598	$5,185	$10,808	$9,822
SARs	401	766	776	1,334
Total	$5,999	$5,951	$11,584	$11,156

The Company recognized excess tax shortfalls of $0.4 million and excess tax benefits of less than $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and excess tax shortfalls of $1.6 million and excess tax benefits of $0.5 million during the six months ended June 30, 2023 and 2022, respectively. The deferred tax asset related to all outstanding equity-based awards was $5.6 million and $6.6 million as of June 30, 2023 and December 31, 2022, respectively.
Restricted Stock. A summary of Restricted Stock activity during the six months ended June 30, 2023 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	42,467	$1,611.99
Granted	68,837	$744.11
Forfeited(1)	(6,744)	$1,708.62
Vested and issued	(12,592)	$1,480.10
Outstanding as of June 30, 2023	91,968	$973.36

Vested and deferred as of June 30, 2023	6,153	$904.03

(1)Includes 4,093 shares forfeited upon the final achievement determination for certain performance-based restricted stock awards.
At June 30, 2023, there was $39.0 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.9 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

2023
Risk-free interest rate	4.1%
Expected volatility	39.1%
Simulation term	2.99 years
Weighted average grant date fair value	$774.30
Stock Appreciation Rights. A summary of SARs activity during the six months ended June 30, 2023 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	41,115	$1,072.88	$262.99	$591	6.1
Exercised	(374)	$707.17	$169.54	$5	—
Forfeited	(375)	$1,274.05	$280.58
Expired	(4,875)	$936.78	$219.98
Outstanding as of June 30, 2023	35,491	$1,093.30	$269.69	$225	5.6

Exercisable as of June 30, 2023	28,616	$925.53	$222.85	$225	5.1
At June 30, 2023, there was $2.1 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.9 years.

12.    INCOME TAXES
The Company’s effective tax rate was 23.4% and 23.5% for the three months ended June 30, 2023 and 2022, respectively, and 23.3% and 21.0% for the six months ended June 30, 2023 and 2022, respectively.
The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the prior year quarter was due primarily to the equity method investment net loss recorded during the current period, partially offset by an increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option.
The increase in the effective tax rate for the six months ended June 30, 2023 compared to the prior year period was due primarily to a $20.2 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option.
13.    OTHER INCOME AND EXPENSE
Other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MBI Net Option fair value adjustment	$(6,760)	$6,290	$(14,740)	$90,900
Write-off of debt issuance costs	—	—	(3,340)	—
Interest and investment income	4,481	3,043	8,422	6,485
Mark-to-market adjustments and other(1)	167	(1,267)	12,840	(1,259)
Other income (expense), net	$(2,112)	$8,066	$3,182	$96,126

(1)Amount for the six months ended June 30, 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.

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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income - basic	$55,246	$69,245	$112,672	$240,721
Add: Convertible Notes interest expense, net of tax	1,551	1,551	3,095	3,095
Net income - diluted	$56,797	$70,796	$115,767	$243,816

Denominator:
Weighted average common shares outstanding - basic	5,660,751	5,946,507	5,689,588	5,982,494
Effect of dilutive equity-based compensation awards(1)	5,997	18,894	5,799	20,364
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	404,248	404,248
Weighted average common shares outstanding - diluted	6,070,996	6,369,649	6,099,635	6,407,106

Net Income per Common Share:
Basic	$9.76	$11.64	$19.80	$40.24
Diluted	$9.36	$11.11	$18.98	$38.05

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	40,162	14,667	40,162	14,667

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
As of June 30, 2023, with the exception of debt payments (refer to note 7 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2022 Form 10-K.
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
Overview
We are a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of June 30, 2023, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided service to approximately 1.1 million residential and business customers out of approximately 2.7 million homes passed as of June 30, 2023. Of these customers, approximately 1,058,000 subscribed to data services, 158,000 subscribed to video services and 125,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first six months of 2023, they are residential data (57.9%), business services (data, voice and video provided to businesses: 18.1%) and residential video (16.1%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
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

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:

•Residential data. We have experienced significant growth in residential data customers and revenues since 2013. We expect growth for this product line to continue over the long-term as we believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings and our Wi-Fi support service will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers and capture additional market share from both data subscribers who use other providers as well as households in our footprint that do not yet subscribe to data services from any provider. Our broadband plant generally consists of a fiber-to-the-premises or hybrid fiber-coaxial network with ample unused capacity, and we offer our data customers internet products at faster speeds than those available from competitors in most of our markets. We believe that the capacity and reliability of our networks exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers. We experienced elevated growth rates in residential data customers and revenues during the first two years of the COVID-19 pandemic, but have seen more subdued growth in recent quarters due in part to macroeconomic headwinds and continued competition in certain areas of our footprint.

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

Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$424,024	$429,085	$(5,061)	(1.2)
Total costs and expenses	$288,984	$308,029	$(19,045)	(6.2)
Income from operations	$135,040	$121,056	$13,984	11.6
Net income	$55,246	$69,245	$(13,999)	(20.2)
Cash flows from operating activities	$169,564	$164,365	$5,199	3.2
Cash flows from investing activities	$(98,816)	$(105,524)	$6,708	(6.4)
Cash flows from financing activities	$(112,746)	$(147,029)	$34,283	(23.3)
Adjusted EBITDA(1)	$231,294	$227,481	$3,813	1.7
Capital expenditures	$81,507	$107,289	$(25,782)	(24.0)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues	$845,918	$855,811	$(9,893)	(1.2)
Total costs and expenses	$578,773	$583,538	$(4,765)	(0.8)
Income from operations	$267,145	$272,273	$(5,128)	(1.9)
Net income	$112,672	$240,721	$(128,049)	(53.2)
Cash flows from operating activities	$331,351	$353,086	$(21,735)	(6.2)
Cash flows from investing activities	$(199,530)	$(215,172)	$15,642	(7.3)
Cash flows from financing activities	$(186,237)	$(246,738)	$60,501	(24.5)
Adjusted EBITDA(1)	$460,069	$454,016	$6,053	1.3
Capital expenditures	$177,613	$206,737	$(29,124)	(14.1)

(1)Adjusted EBITDA is a non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

PSU and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of June 30,		Annual Net Gain (Loss)
	2023	2022	Change	% Change
Residential data PSUs	960.1	963.6	(3.5)	(0.4)
Residential video PSUs	149.2	208.1	(58.9)	(28.3)
Residential voice PSUs	84.7	98.6	(13.9)	(14.1)
Total residential PSUs	1,193.9	1,270.3	(76.4)	(6.0)

Business data PSUs	97.8	95.6	2.2	2.3
Business video PSUs	9.0	12.5	(3.6)	(28.5)
Business voice PSUs	40.3	41.1	(0.8)	(1.9)
Total business services PSUs	147.1	149.3	(2.2)	(1.4)

Total data PSUs	1,057.9	1,059.3	(1.3)	(0.1)
Total video PSUs	158.1	220.6	(62.5)	(28.3)
Total voice PSUs	125.0	139.7	(14.7)	(10.5)
Total PSUs	1,341.1	1,419.6	(78.5)	(5.5)

Residential customer relationships	998.8	1,024.7	(25.9)	(2.5)
Business customer relationships	102.2	101.7	0.5	0.5
Total customer relationships	1,101.0	1,126.4	(25.4)	(2.3)

Homes passed	2,733.9	2,689.8	44.1	1.6
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
Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022
Revenues
Revenues decreased $5.1 million, or 1.2%, due primarily to decreases in residential video and residential voice revenues, partially offset by an increase in residential data revenues.
Revenues by service offering for the three months ended June 30, 2023 and 2022, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2023		2022		2023 vs. 2022
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$246,840	58.2	$233,330	54.4	$13,510	5.8
Residential video	66,137	15.6	84,761	19.8	(18,624)	(22.0)
Residential voice	9,507	2.2	10,715	2.5	(1,208)	(11.3)
Business services	76,812	18.1	76,660	17.9	152	0.2
Other	24,728	5.8	23,619	5.5	1,109	4.7
Total revenues	$424,024	100.0	$429,085	100.0	$(5,061)	(1.2)
Residential data service revenues increased $13.5 million, or 5.8%, due primarily to increased customer subscriptions to premium tiers and migration of existing customers to higher tiers.
Residential video service revenues decreased $18.6 million, or 22.0%, due primarily to a decrease in residential video subscribers.
Residential voice service revenues decreased $1.2 million, or 11.3%, due primarily to a decrease in residential voice subscribers.
Business services revenues increased $0.2 million, or 0.2%, due primarily to the organic growth in our business data services to small and medium-sized businesses and enterprise customers partially offset by the divestiture of certain operations in the second quarter of 2022 that generated $1.1 million of business services revenues during the three months ended June 30, 2022.

ARPU for the indicated service offerings for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Residential data	$85.20	$80.44	$4.76	5.9
Residential video	$143.53	$130.28	$13.25	10.2
Residential voice	$36.71	$35.52	$1.19	3.4
Business services	$251.02	$252.00	$(0.98)	(0.4)
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $112.8 million for the three months ended June 30, 2023 and decreased $5.6 million, or 4.7%, compared to the three months ended June 30, 2022. The decrease in operating expenses was primarily attributable to $12.6 million of lower programming expenses as a result of video customer losses, partially offset by increases in property taxes of $3.4 million, rent expenses of $1.5 million and labor and other compensation-related costs of $1.4 million. Operating expenses as a percentage of revenues were 26.6% and 27.6% for the three months ended June 30, 2023 and 2022, respectively.
Selling, general and administrative expenses were $86.2 million for the three months ended June 30, 2023 and decreased $4.6 million, or 5.1%, compared to the three months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily attributable to lower health insurance costs of $2.5 million, property taxes of $2.0 million and general insurance costs of $1.2 million, partially offset by $1.9 million of higher marketing costs. Selling, general and administrative expenses as a percentage of revenues were 20.3% and 21.2% for the three months ended June 30, 2023 and 2022, respectively.
Depreciation and amortization expense was $87.2 million for the three months ended June 30, 2023 and decreased $1.2 million, or 1.3%, compared to the three months ended June 30, 2022. The decrease in depreciation and amortization expense was primarily due to lower intangible asset amortization expense of $2.6 million, partially offset by higher depreciation expense of $1.4 million. Depreciation and amortization expense as a percentage of revenues was 20.6% for both the three months ended June 30, 2023 and 2022, respectively.
We recognized $8.3 million in non-cash losses associated with the dispositions of our Tallahassee, Florida system and certain other non-core assets during the three months ended June 30, 2022.
Interest Expense
Interest expense was $43.2 million for the three months ended June 30, 2023 and increased $11.1 million, or 34.7%, compared to the three months ended June 30, 2022. The increase was driven primarily by higher interest rates.
Other Income (Expense), Net
Other expense, net, was $2.1 million for the three months ended June 30, 2023 and consisted primarily of a $6.8 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by $4.5 million of interest and investment income. Other income, net, was $8.1 million for the three months ended June 30, 2022 and consisted primarily of a $6.3 million non-cash gain on fair value adjustment associated with the MBI Net Option and interest and investment income.
Income Tax Provision
Income tax provision was $20.9 million and $22.8 million for the three months ended June 30, 2023 and 2022, respectively, and our effective tax rate was 23.4% and 23.5% for the three months ended June 30, 2023 and 2022, respectively.

Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $13.5 million for the three months ended June 30, 2023, compared to a net loss of $5.0 million for the three months ended June 30, 2022. The change was due primarily to a $6.1 million decrease in our pro rata share of MBI's earnings and a $2.1 million decrease in our pro rata share of Clearwave Fiber's earnings in the current year period.
Net Income
Net income was $55.2 million for the three months ended June 30, 2023 compared to $69.2 million for the three months ended June 30, 2022.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax was $21.7 million for the three months ended June 30, 2023 compared to a $32.6 million unrealized gain for the three months ended June 30, 2022. The $10.9 million change was due to smaller increases in forward interest rates for the three months ended June 30, 2023 compared to the increases in forward interest rates for the three months ended June 30, 2022.
Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022
Revenues
Revenues decreased $9.9 million, or 1.2%, due primarily to decreases in residential video and residential voice revenues, partially offset by an increase in residential data revenues.
Revenues by service offering for the six months ended June 30, 2023 and 2022, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Six Months Ended June 30,
	2023		2022		2023 vs. 2022
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$489,537	57.9	$463,483	54.2	$26,054	5.6
Residential video	136,423	16.1	169,419	19.8	(32,996)	(19.5)
Residential voice	19,254	2.3	22,610	2.6	(3,356)	(14.8)
Business services	153,073	18.1	153,152	17.9	(79)	(0.1)
Other	47,631	5.6	47,147	5.5	484	1.0
Total revenues	$845,918	100.0	$855,811	100.0	$(9,893)	(1.2)
Residential data service revenues increased $26.1 million, or 5.6%, due primarily to increased customer subscriptions to premium tiers and migration of existing customers to higher tiers.
Residential video service revenues decreased $33.0 million, or 19.5%, due primarily to a decrease in residential video subscribers.
Residential voice service revenues decreased $3.4 million, or 14.8%, due primarily to a decrease in residential voice subscribers.
Business services revenues decreased $0.1 million, or 0.1%, due primarily to the divestiture of certain operations that generated $3.5 million of business service revenues during the six months ended June 30, 2022, largely offset by organic growth in our business data services to small and medium-sized businesses and enterprise customers.

ARPU for the indicated service offerings for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Residential data	$84.57	$80.46	$4.11	5.1
Residential video	$141.71	$124.43	$17.28	13.9
Residential voice	$36.40	$37.03	$(0.63)	(1.7)
Business services	$250.41	$252.87	$(2.46)	(1.0)
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $225.0 million for the six months ended June 30, 2023 and decreased $12.8 million, or 5.4%, compared to the six months ended June 30, 2022. The decrease in operating expenses was primarily attributable to $24.8 million of lower programming expenses as a result of video customer losses and a $1.4 million decrease in franchise fees, partially offset by increases of $6.6 million in property taxes, $2.1 million in labor and other compensation-related costs, $1.8 million in health insurance costs, $1.4 million in rent expense and $1.4 million in maintenance costs. Operating expenses as a percentage of revenues were 26.6% and 27.8% for the six months ended June 30, 2023 and 2022, respectively.
Selling, general and administrative expenses were $172.9 million for the six months ended June 30, 2023 and decreased $5.6 million, or 3.2%, compared to the six months ended June 30, 2022. The decrease in selling, general, and administrative expenses was primarily attributable to decreases of $4.5 million in health insurance costs and $3.7 million in property taxes, partially offset by a $2.1 million increase in software costs. Selling, general and administrative expenses as a percentage of revenues were 20.4% and 20.9% for the six months ended June 30, 2023 and 2022, respectively.
Depreciation and amortization expense was $172.7 million for the six months ended June 30, 2023 and decreased $3.7 million, or 2.1%, compared to the six months ended June 30, 2022. The decrease in depreciation and amortization expense was primarily due to lower intangible asset amortization expense of $5.2 million, partially offset by higher depreciation expense of $1.6 million. Depreciation and amortization expense as a percentage of revenues was 20.4% and 20.6% for the six months ended June 30, 2023 and 2022, respectively.
We recognized a $22.1 million non-cash gain associated with the Clearwave Fiber Contribution and $8.3 million in non-cash losses associated with the dispositions of our Tallahassee, Florida system and certain other non-core assets during the six months ended June 30, 2022.
Interest Expense
Interest expense was $84.4 million for the six months ended June 30, 2023 and increased $22.2 million, or 35.7%, compared to the six months ended June 30, 2022. The increase was driven primarily by higher interest rates.
Other Income (Expense), Net
Other income, net, was $3.2 million for the six months ended June 30, 2023 and consisted primarily of a $12.3 million non- cash mark to market gain on the investment in Point Broadband and $8.4 million of interest and investment income, partially offset by a $14.7 million non-cash loss on fair value adjustment associated with the MBI Net Option and $3.3 million of debt issuance costs written off in connection with the entry into the New Credit Agreement. Other income, net, was $96.1 million for the six months ended June 30, 2022 and consisted primarily of a $90.9 million non-cash gain on fair value adjustment associated with the MBI Net Option and interest and investment income.
Income Tax Provision
Income tax provision was $43.2 million and $64.3 million for the six months ended June 30, 2023 and 2022, respectively, and our effective tax rate was 23.3% and 21.0% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate was due primarily to a $20.2 million increase in income tax expense related to a change in the valuation allowance associated with the MBI Net Option.

Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $30.0 million for the six months ended June 30, 2023, compared to a net loss of $1.2 million for the six months ended June 30, 2022. The change was due primarily to a $16.3 million decrease in our pro rata share of Clearwave Fiber's earnings and a $11.3 million decrease in our pro rata share of MBI's earnings in the current year period.
Net Income
Net income was $112.7 million for the six months ended June 30, 2023 compared to $240.7 million for the six months ended June 30, 2022.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax was $3.8 million for the six months ended June 30, 2023, compared to a $90.1 million unrealized gain for the six months ended June 30, 2022. The $86.3 million change was due to smaller increases in forward interest rates for the six months ended June 30, 2023 compared to the increases in forward interest rates for the six months ended June 30, 2022.
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
Adjusted EBITDA is defined as net income plus interest expense, income tax provision, depreciation and amortization, equity-based compensation, (gain) loss on deferred compensation, acquisition-related costs, (gain) loss on asset sales and disposals, system conversion costs, (gain) loss on sales of businesses, equity method investment (income) loss, other (income) expense and other unusual items, as provided in the reconciliation tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended June 30,		2023 vs. 2022
(dollars in thousands)	2023	2022	$ Change	% Change
Net income	$55,246	$69,245	$(13,999)	(20.2)

Plus: Interest expense	43,218	32,080	11,138	34.7
Income tax provision	20,949	22,773	(1,824)	(8.0)
Depreciation and amortization	87,240	88,423	(1,183)	(1.3)
Equity-based compensation	5,999	5,951	48	0.8
(Gain) loss on deferred compensation	—	(94)	94	(100.0)
Acquisition-related costs	248	1,221	(973)	(79.7)
(Gain) loss on asset sales and disposals, net	2,767	2,173	594	27.3
System conversion costs	—	498	(498)	(100.0)
(Gain) loss on sales of businesses	—	8,253	(8,253)	(100.0)
Equity method investment (income) loss, net	13,515	5,024	8,491	169.0
Other (income) expense, net	2,112	(8,066)	10,178	(126.2)

Adjusted EBITDA	$231,294	$227,481	$3,813	1.7

	Six Months Ended June 30,		2023 vs. 2022
(dollars in thousands)	2023	2022	$ Change	% Change
Net income	$112,672	$240,721	$(128,049)	(53.2)

Plus: Interest expense	84,382	62,160	22,222	35.7
Income tax provision	43,244	64,274	(21,030)	(32.7)
Depreciation and amortization	172,668	176,343	(3,675)	(2.1)
Equity-based compensation	11,584	11,156	428	3.8
(Gain) loss on deferred compensation	—	(160)	160	(100.0)
Acquisition-related costs	450	2,503	(2,053)	(82.0)
(Gain) loss on asset sales and disposals, net	8,222	4,663	3,559	76.3
System conversion costs	—	1,071	(1,071)	(100.0)
(Gain) loss on sales of businesses	—	(13,833)	13,833	(100.0)
Equity method investment (income) loss, net	30,029	1,244	28,785	NM
Other (income) expense, net	(3,182)	(96,126)	92,944	(96.7)

Adjusted EBITDA	$460,069	$454,016	$6,053	1.3

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
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$331,351	$353,086	$(21,735)	(6.2)
Net cash used in investing activities	(199,530)	(215,172)	15,642	(7.3)
Net cash used in financing activities	(186,237)	(246,738)	60,501	(24.5)
Change in cash and cash equivalents	$(54,416)	$(108,824)	$54,408	(50.0)
Cash and cash equivalents, beginning of period	215,150	388,802	(173,652)	(44.7)
Cash and cash equivalents, end of period	$160,734	$279,978	$(119,244)	(42.6)
The $21.7 million year-over-year decrease in net cash provided by operating activities was primarily attributable to higher interest and tax payments and the timing of working capital changes, partially offset by an increase in Adjusted EBITDA.
The $15.6 million decrease in net cash used in investing activities from the prior year period was due primarily to a $16.1 million decrease in cash paid for capital expenditures and an $8.4 million decrease in cash paid for debt and equity investments compared to the prior year period, partially offset by $9.2 million of proceeds from the sales of operations during 2022 that did not recur.
The $60.5 million decrease in net cash used in financing activities from the prior year period was due primarily to $629.9 million of net proceeds from Revolving Credit Facility borrowings and the TLB-3 Upsize during 2023 and a $108.6 million decrease in share repurchases compared to the prior year period, partially offset by the repayment of the $638.3 million aggregate principal amount of our outstanding Term Loan A-2 and the repayment of $50.0 million of Revolving Credit Facility borrowings during 2023.
On May 20, 2022, our Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $159.4 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through June 30, 2023, we have repurchased 622,369 shares of our common stock at an aggregate cost of $540.5 million, including 117,676 shares purchased at an aggregate cost of $83.1 million during the six months ended June 30, 2023. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.

We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2023, the Board approved a quarterly dividend of $2.85 per share of common stock, which was paid on June 16, 2023, resulting in a total dividend distribution of $16.3 million.
Financing Activity
Senior Credit Facilities
Prior to February 22, 2023, the Credit Agreement provided for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
On February 22, 2023, we amended and restated the Credit Agreement to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million; (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing our outstanding term loans as of June 30, 2023); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our outstanding Term Loan A-2. On May 22, 2023, we amended the New Credit Agreement to transition the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected, which became effective July 2023.
On June 30, 2023, we repaid $50.0 million of outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $438.0 million.
As of June 30, 2023, we had approximately $1.8 billion of aggregate outstanding term loans and $438.0 million of borrowings and $562.0 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of June 30, 2023 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$239,375	10/30/2029(2)	$223,750	SOFR + 10 bps	2.25%	7.45%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	753,094	10/30/2029(2)	704,695	SOFR + 10 bps	2.25%	7.45%
Term Loan B-4	5/3/2021	800,000	1.0%	784,000	5/3/2028	746,000	LIBOR(3)	2.00%	7.19%
Total		$1,825,000		$1,776,469		$1,674,445

(1)Payable in equal quarterly installments (expressed as a percentage of the original principal amount and subject to customary adjustments in the event of any prepayment). All loans may be prepaid at any time without penalty or premium (subject to customary LIBOR or SOFR breakage provisions, as applicable).
(2)The final maturity date of the Term Loan B-2 and the Term Loan B-3, in each case, will adjust to May 3, 2028 if greater than $150.0 million aggregate principal amount of the Term Loan B-4 (together with any refinancing indebtedness in respect of the Term Loan B-4 with a final maturity date prior to the date that is 91 days after October 30, 2029) remains outstanding on May 3, 2028.
(3)Effective July 2023, the benchmark interest rate transitioned to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.

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
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving Credit Facility portion:
Other noncurrent assets	$3,462	$1,904
Term loans and Notes portion:
Long-term debt (contra account)	24,422	23,913
Total	$27,884	$25,817
We recorded debt issuance cost amortization of $1.2 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. During 2023, we capitalized $7.8 million and wrote-off $3.3 million of debt issuance costs.
The unamortized debt discount associated with the Convertible Notes was $14.2 million and $16.3 million as of June 30, 2023 and December 31, 2022, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended June 30, 2023 and 2022, and $2.1 million for both the six months ended June 30, 2023 and 2022, within interest expense in the condensed consolidated statements of operations and comprehensive income.
On May 3, 2022, we entered into a letter of credit agreement with MUFG which provides for an additional $75.0 million of letter of credit issuing capacity, of which $10.5 million was utilized as of June 30, 2023.
We were in compliance with all debt covenants as of June 30, 2023.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $7.2 million and expense of $5.8 million on interest rate swaps during the three months ended June 30, 2023 and 2022, respectively, and income of $12.8 million and expense of $13.4 million on interest rate swaps during the six months ended June 30, 2023 and 2022, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.
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
Our capital expenditures by category for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Customer premise equipment(1)	$34,386	$51,005
Commercial(2)	18,952	16,439
Scalable infrastructure(3)	22,945	35,307
Line extensions(4)	20,465	23,375
Upgrade/rebuild(5)	35,633	37,732
Support capital(6)	45,232	42,879
Total	$177,613	$206,737

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

Contractual Obligations and Contingent Commitments
As of June 30, 2023, with the exception of debt payments (refer to note 7 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2022 Form 10-K.
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
As of June 30, 2023, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of June 30, 2023, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $507.0 million, $471.5 million and $261.3 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2023 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2023 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2023(2)	18,570	$688.41	18,400	$187,752
May 1 to 31, 2023	20,952	$678.83	20,952	$173,529
June 1 to 30, 2023	21,558	$653.64	21,558	$159,438
Total	61,080	$672.85	60,910

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. The Company had $159.4 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1
Form of Non-Employee Director Restricted Stock Unit Award Agreement (2022 Plan) for annual equity grants beginning in 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 23, 2023).

10.2
Form of Non-Employee Director Restricted Stock Unit Award Agreement (2022 Plan) for grants in lieu of cash fees beginning in 2023 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on May 23, 2023).

10.3
Amendment No. 1, dated as of May 22, 2023, to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2023, among Cable One, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer
Date: August 3, 2023

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: August 3, 2023