Form 10-K
period 2023-12-31
Cable One, Inc.
filed 2024-02-23
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number:001-36863
__________________________
Cable One, Inc.
(Exact name of registrant as specified in its charter)
__________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 was approximately $3.7 billion, based on the closing price for the registrant’s common stock on June 30, 2023. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2023 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 5,619,109 shares of the registrant’s common stock outstanding as of February 16, 2024.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

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
•risks that the implementation of our new enterprise resource planning (“ERP”) and billing systems disrupt business operations;
•the integrity and security of our network and information systems;
•the impact of possible security breaches and other disruptions, including cyber-attacks;
•our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
•legislative or regulatory efforts to impose network neutrality (“net neutrality”) and other new requirements on our data services;
•additional regulation of our video and voice services;
•our ability to renew cable system franchises;
•increases in pole attachment costs;
•changes in local governmental franchising authority and broadcast carriage regulations;
•changes in government subsidy programs;
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
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, have, and may in the future, disrupt our business and operations, which could materially affect our business, financial condition, results of operations and cash flows;
•lower demand for our residential data and business services products;
•fluctuations in our stock price;
•dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
•damage to our reputation or brand image;
•our ability to retain key employees (whom we refer to as associates);
•our ability to incur future indebtedness;
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (the "SEC")
Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I
ITEM 1    BUSINESS
Overview
Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2023, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million homes passed as of December 31, 2023. Of these customers, approximately 1,059,000 subscribed to data services, 142,000 subscribed to video services and 119,000 subscribed to voice services as of December 31, 2023.
The following map shows the locations of our consolidated markets as of December 31, 2023:

WA
OR
ID
ND
SD
MN
NE
IA
IL
IN
KS
MO
OK
AR
TN
SC
AZ
NM
TX
LA
MS
AL
GA
FL
Sparklight
Fidelity
ValuNet
Hargray
CableAmerica

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2023, they are residential data (58.4%), business services (data, voice and video provided to businesses: 18.1%) and residential video (15.4%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

In 2023, our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins for residential data and business services were approximately four and five times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 63% and 65% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per primary service unit (“PSU”) basis.
We focus on growing our higher margin businesses, namely residential data and business services. Our strategy acknowledges the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy has focused on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long-term. The following chart shows the relative size of our product lines (as a percentage of total revenue) in 2023 as compared to 2015, the year we became an independent public company following the completion of our spin-off from Graham Holdings Company ("GHC"):

Excluding the effects of recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We have experienced significant growth in residential data customers and revenues since 2013 and we expect growth for this product line to continue over the long-term. We believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi support service and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers over the long-term and capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises or hybrid fiber-coaxial ("HFC") network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. During the fourth quarter of 2023, our average residential data customer used 705 Gigabytes of data per month, with nearly 25% of our customers using over 1 Terabyte of data per month. We believe that the capacity and reliability of our networks exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers. We experienced elevated growth in residential data revenues during the first two years of the COVID-19 pandemic, but have seen more subdued growth in recent quarters due in part to macroeconomic headwinds and continued competition in certain areas of our footprint.
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
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We now offer Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless access ("FWA") data providers; and over-the-top (“OTT”) video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 69% of our total capital expenditures since 2017 focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to certain markets and currently offer Gigabit download data service to nearly all of our homes passed. We have also deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.
We expect to continue to devote financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service in areas adjacent to our existing network. We believe these investments are necessary to continually meet our customers’ needs and remain competitive. The capital enhancements associated with acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back-office functions such as billing, accounting and service provisioning; migrating products to Cable One's platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures over the long-term. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value, supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, combat competitive threats in our markets through more targeted pricing and product offerings and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also plan to seek broadband-related acquisition and strategic investment opportunities in rural markets in addition to the pursuit of organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business services product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.
Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. Thus, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. The Federal Communications Commission (the "FCC") currently is considering several initiatives, including proposed rules regarding net neutrality that could lead to increased regulation of our data and video services (see the section entitled “Regulation and Legislation”). Numerous states, including Arizona, Minnesota and Missouri (where we have subscribers), also have proposed administrative actions and/or legislation in the past or currently are considering such actions, which could lead to increased regulation of our provision of data services. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.
We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our technologically advanced fiber-based infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity, and nearly all of our homes passed have access to Gigabit download speeds, including certain markets that have access to multi-Gigabit download speeds, which we believe meaningfully distinguishes our offerings from certain competitors in our markets. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition, we began the deployment of symmetrical Gigabit speeds over our data network in select markets during 2023 and plan to begin deploying DOCSIS 4.0 by the end of 2024. These upgrades will allow us to further increase plant capacity in support of ongoing increases in consumer demand. We believe these investments will reinforce our competitive strength in this area.
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

In 2020, we completed the rebranding of our legacy Cable One consumer-facing business to Sparklight. The Sparklight brand better conveys who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world. As part of the rebranding and subsequent packaging rollouts, we began streamlining our residential internet service plans and pricing and offering faster speeds and unlimited data options on any plan. In addition, we have strengthened and plan to continue to strengthen our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources.
In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested a combined $634.9 million in CTI Towers, Inc. (“CTI”), AMG Technology Investment Group, LLC (“Nextlink”), Wisper ISP, LLC (“Wisper”) and Mega Broadband Investments Holdings LLC (“MBI”) and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested a combined $95.8 million in Point Broadband Holdings, LLC (“Point Broadband”), Tristar Acquisition I Corp (“Tristar”) and Nextlink. In 2022, we contributed certain fiber operations to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber") (the "Clearwave Fiber Contribution") in exchange for an approximately 58% equity interest in Clearwave Fiber valued at $440.0 million as of the closing date and invested a combined $41.8 million (including $7.0 million of the fair value of our Tallahassee, Florida system) in Point Broadband, MetroNet Systems, LLC ("MetroNet"), Visionary Communications, Inc. ("Visionary") and Northwest Fiber Holdco, LLC ("Ziply"). In 2023, our strategic investment and divestiture activities consisted of the following:
•We invested an additional $1.6 million in Visionary.
•We invested an additional $27.8 million in Ziply.
•In July 2023, we redeemed our equity investment in Wisper for total cash proceeds of $35.9 million, which resulted in the recognition of a $1.8 million gain.
•In July 2023, we divested our equity investment in Tristar for total cash proceeds of $20.9 million, which resulted in the recognition of a $3.4 million loss.
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
Attractive markets and regional diversification. Our customers are located primarily in non-metropolitan, secondary and tertiary markets with favorable competitive dynamics in comparison to major urban centers. In particular:
•We tend to face less vigorous competition than similar service providers in metropolitan markets at this time. In approximately half of our footprint, we do not have a wired competitor that offers residential broadband download speeds of 100 Megabits per second ("Mbps") or higher, which is only a third of the speed of our flagship 300 Mbps residential high-speed data offering.
•Advances in technology often come later to our markets — for example, fewer competitors in our markets offer fiber-to-the-premises service than in more densely populated markets.
•We are regionally diversified, reducing the impact that an economic downturn, a natural disaster or a new competitor in a specific geographic area would have on our overall business.
Deep customer understanding. We have operated as a non-metropolitan service provider for over 25 years and we are attuned to the unique needs of customers in these areas. In order to understand our customers’ demands and preferences, we routinely conduct customer research through a variety of methods, including customer satisfaction surveys, geo-demographic segmentation studies and other analytics. Together with the direct customer contact we engage in through our virtual call centers and local operating offices, we have gained valuable insight into how to serve customers in our markets, including with respect to providing an optimal mix of data speeds, price points and best-in-class customer service levels. In addition, a significant majority of our associates reside and work in our markets, providing local services through education programs and donations of time and resources that enhance our commitment to the communities we serve.
Robust broadband technology with ample unused capacity. We offer our residential and business data customers internet products at some of the fastest speeds available in our markets. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity. During the fourth quarter of 2023, our average residential data customer used 705 Gigabytes of data per month, with nearly 25% of our residential data customers using over 1 Terabyte of data per month. We are also committed to ensuring the reliability of our services not only to each customer's premises, but to each of the individual devices connected to our network.
Our flagship broadband offering for residential customers is a download speed of 300 Mbps, although a growing majority of our customers now subscribe to even higher speed offerings. Our fastest broadband offering for most of our residential customers is currently a download speed of up to 1 Gigabit per second (“Gbps”), although certain of our markets now have access to download speeds of up to 2 Gbps, with further multi-Gigabit rollouts planned in the future. We also offer an advanced Wi-Fi solution to residential customers across substantially all of our footprint that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. This service is offered free of charge to residential customers who rent one or more modems from us. We have rolled out a Wi-Fi 6E mesh system offering, one of the most advanced Wi-Fi systems available in the market today. On the business side, we offer our small- and medium-sized business customers up to 6 Gbps symmetrical speeds over fiber in select markets and our enterprise customers 10 Gbps symmetrical speeds over fiber.
Network reliability is critical to our success and is a major tenet of our day-to-day operating philosophy. Our investment in and focus on future demand planning is intended to ensure that network performance is never a barrier to customer satisfaction. We have continually made ongoing investments in our legacy and acquired systems, increasing our broadband capacity and reliability. We have invested nearly $1.2 billion over the last three years to bring fast, reliable high-speed data service to our markets. We expect to continue to invest in strategic capital projects, including those associated with newly acquired operations and market expansions, because we believe the competitive benefits will be significant, particularly for data services. We also made the following capital investments in 2023:
•We continued to decrease the average number of data customers per unique service group by aggressively splitting service areas (fiber nodes), which substantially improves data throughput during periods of peak usage, minimizing disruptions in data access speeds to our customers.
•We continued to invest in plant upgrade projects, which have enhanced reliability and allowed us to stay ahead of the consumption curve related to broadband capacity and utilization, and plant extension projects, which have expanded the number of serviceable homes and businesses.

•We continued to deploy 10 Gbps-capable fiber-to-the-premises technology for both residential and business customers across multiple markets, placing fiber deeper into the network and closer to customers.
We anticipate that the projects we have invested in over the last several years will facilitate sustained increases in residential data and business services revenues and customer satisfaction.
Low cost structure and competitive pricing. We believe our operating costs, taken as a whole, are as low as or lower than any major service provider. We attribute our low-cost structure to a committed focus on retaining our higher value customers and our focus on our higher margin product lines over our video product, which requires increasingly costly programming fees. In addition, because we operate our residential and business data services with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.
Integration acumen. We believe a variety of acquisition targets continue to provide attractive accretive opportunities. We also continue to learn and adopt best practices and solutions from our acquired operations. Whether it’s our company-wide incentive program we implemented from NewWave, the innovative video chat solution from Fidelity that proved essential to connecting and servicing customers during the pandemic, the adoption of Hargray’s human resources platform or the talented associates who have joined our company across all of our acquisitions, the valuable experience and tangible and intangible gains from these acquisitions has sharpened our expertise in applying our best in class operating model, leading to meaningful synergy realizations and margin expansion beginning shortly after the completion of each acquisition.
Continuous process improvement mindset. From transactional improvements to large scale innovations, continuous process improvement permeates all that we do to thrive in an increasingly competitive marketplace and remain a cost-efficient operator. Through the use of an industrial engineering framework and agile mindset, we are able to quickly and effectively react to developments in our markets and implement new initiatives to maximize our operating performance. For example, we recently launched our automated field maintenance program and our automated truck roll recommendation engine which provide efficiencies to enable our associates to better serve our customers. The automated field maintenance program monitors our plant and creates work orders prior to a customer experiencing an issue. This further improves the reliability of our service while driving efficient routing for our internal workforce, allowing them to shift from reactive to proactive maintenance of our network. Our automated truck roll recommendation engine is a machine learning system that analyzes cable modem signals to determine if a customer’s device is not performing optimally and cannot be fixed via remote troubleshooting. This new system enables our associates and customers to bypass time-consuming steps in the process and move directly to an onsite technician.
Customer satisfaction. We have a customer-focused approach, influencing how we organize, how we sell our services and how we service our customers. A significant majority of our associates live and work in the communities that we serve and are neighbors to our customers. We believe that our dedication to providing a differentiated customer experience is an important driver of our overall value proposition and creates loyalty, improves customer retention and drives increased demand for our services. We focus on customer satisfaction, with an emphasis on consistently benchmarking our customer satisfaction over time and relative to our competitors based on internally and externally generated customer satisfaction data. We continue to focus on making the lives of our customers easier by providing value-added services, such as expanding customer self-service options through improved residential and business online portals and creating a more personalized experience in updated and refreshed local offices. In addition, we provide 24/7 network monitoring and support to ensure our customers experience the highest quality and most reliable service possible.
Associate satisfaction. Associates are the heart of Cable One. Our operating success is driven by engaged and committed associates. We believe our customers’ satisfaction is tightly linked to our associates’ satisfaction, which has been consistently high throughout the past decade. We currently measure our associate satisfaction annually along with conducting multiple periodic associate surveys. In 2023, for the third year in a row, we were named to Forbes' America's Best Midsize Employers list.
Experienced management team. Our senior management team is comprised of executives who have significant experience in our industry. Our executive officers have an average industry tenure of nearly 23 years and an average tenure at Cable One (or its predecessors) of over 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.

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
Focus on non-metropolitan markets. We believe our decision over two decades ago to concentrate on non-metropolitan markets has served us well, and we intend to continue to focus on offering our products primarily in these markets. The economics of non-metropolitan markets, for which we have optimized our strategy and our operations, are different from operations in major cities and have yielded positive operating results for our business. The dynamics of non-metropolitan markets, which tend to have less vigorous competition than more densely populated metropolitan markets, enable us to operate at attractive margins and earn substantial returns, while remaining consistent with our focus on meeting customer demand for attractive product offerings at great value.
Prioritize higher growth, higher margin opportunities. We concentrate on opportunities that maximize Adjusted EBITDA less capital expenditures and provide the best path for profitable growth. We believe residential video and residential voice face long-term declines. With respect to our video product, programmers and broadcasters are charging higher rates and retransmission fees for content to distributors providing video services (often for content for which viewership is declining), and distributors have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings has given customers new alternatives to traditional video offerings. In addition, customer demand for wireless voice services has reduced demand for residential voice services for us and others in our industry. As a result, we have reduced our focus on these two products and prioritized higher growth, higher margin opportunities in residential data and business services.
We have declined to cross-subsidize our video business with cash flow from our higher growth, higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our residential video PSUs decreased by 21.6% when comparing 2023 versus 2022 and 34.7% when comparing 2022 versus 2021. While this strategy runs contrary to the historical, conventional wisdom in our industry, which put heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business customers is far more important than maximizing the number of customers who choose triple-play packages combining data, video and voice services.
Drive growth in residential data and business services. We believe our residential data and business services products provide attractive future growth opportunities. Our disciplined prioritization of residential data and business services is generally reflected in all aspects of our business strategy, including pricing, the allocation of sales, marketing and customer service resources, capital spending and supplier negotiations. During 2023, we continued to diversify our revenue streams away from video as residential data and business services represented 76.5% of our total revenues versus 72.7% for 2022 and 71.3% for 2021. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically were marketed as a package. We focus on selling data-only packages to new customers rather than cross-selling video services to these customers, and a majority of our residential customers are data-only.
Our business services revenues decreased $0.8 million, or 0.2%, in 2023 compared to 2022. While our business services revenues for 2023 was largely flat when compared to 2022, we expect to grow business services over the long term by leveraging and investing in our existing infrastructure capabilities and footprint to offer higher broadband speeds, more choice and greater value than other providers in our markets and to expand our business services to attract more small, medium-sized and enterprise business customers.
Continue our culture of cost leadership. We believe our total combined operating and capital costs per customer over the past decade have been among the lowest of any publicly traded internet service provider and that our operating margins compare very favorably with those of larger companies in our industry. This is the antithesis of normal economies-of-scale expectations, where higher volumes are expected to create lower costs per customer and increase operating margins. Rather than increasing our size and seeking cost savings through economies-of-scale, we have achieved our lower cost structure over many years by focusing on:
•serving primarily non-metropolitan, secondary and tertiary markets, which contain different customer dynamics from those in metropolitan markets and would require us to implement additional operational components;

•the adoption of new technologies only after they have been tested by other companies, rather than incurring the level of capital expenditures and risk necessary to be an early adopter of most new technologies;
•implementing a virtually centralized call center to receive inbound customer service calls and dispatch technicians across all of our markets, while keeping the majority of our call center associates in our non-metropolitan markets;
•standardizing our programming offerings across most of our markets, which reduces our customer service costs, in contrast to other service providers that offer different programming packages in different markets;
•aligning our resources to emphasize increased sales of residential data services and sales to business customers and continuing our disciplined cost management approach, rather than committing resources equally to sales of all of our products;
•investing in self-service channels to improve customer satisfaction by allowing us to meet changing customer expectations for around-the-clock service while also avoiding unnecessary wait times;
•implementation of digital transformation initiatives that include automation and customer self-service within our processes, which enables us to better allocate resources to more value-added activities and enables our customers and associates to thrive in an increasingly digital world; and
•engineering process improvements throughout the organization, such as process mapping and standardization; demand and resource planning, including with third party vendors; process step reductions; and internal associate surveys to identify training gaps and process choke points.
We believe our strategy has produced positive results for our customers, associates and stockholders and we have been applying this strategy in our acquired operations. Our strategy has allowed us to continually decrease customer service calls and truck rolls. We have achieved these operational efficiencies at the same time that our customer base grew rapidly, while simultaneously maintaining customer satisfaction scores.
Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions, internal and external investments, capital structure optimization and return of capital in order to build long-term stockholder value. We proactively invest in our network, within both existing markets and in near-adjacent areas. We also assess available inorganic opportunities through either full acquisitions of, or strategic investments in, complementary companies as we believe part of our strategy is to be the natural aggregator of rural broadband assets in small cities and large towns. When identifying and assessing acquisition targets, we look for providers with a data-centric product mix, comparable market demographics, geographic alignment, attractive competitive positions, visible growth and margin expansion opportunities, stable financial performance, leading broadband technologies and similar cultures. When evaluating strategic investment opportunities, we look for companies that we would consider acquiring in the future that have proven operating leaders alongside trusted financial partners. We have historically returned capital to shareholders through dividends, opportunistic share repurchases and the paydown of outstanding debt.
Employ rigorous data analytics. In order to gain our deep understanding of our customers and drive profitable decision making throughout the organization, we have implemented a suite of business intelligence tools that enable us to identify and capitalize on profitable business opportunities. We use data analytics to help refine our go-to-market strategy, identify customers likely to produce higher relative value over the life of their service relationships with us and combat competitive threats in our markets through more targeted pricing and product offerings. Our investments in business intelligence have enabled us to integrate, analyze and visualize increasingly complex data sets, in near real-time, and in a format that drives strategic and operational decisions. As a result, our organization has more rapidly identified, modeled, tested, analyzed and implemented initiatives that align with our strategic focus of attracting and retaining higher relative value customers, supplemented by the targeting of a broader scope of incremental customers, including those who are more value-conscious. Business intelligence also enables us to be more predictive with customer habits and industry-wide trends. For example, our decision to focus on data-only customers was guided by such data analytics.

Our Products
Residential Data Services
Residential data services represented 58.4%, 54.8% and 52.0% of our total revenues for 2023, 2022 and 2021, respectively. We offer simplified data plans with lower pricing and higher speeds across our premium tiers, with download speeds up to 1 Gbps available to nearly all of our residential customers. In certain markets, we have rolled out multi-Gigabit download service offerings with further multi-Gigabit rollouts planned in the future. We also offer unlimited data options on most of our plans across most of our markets. Further, to meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we offer most of our customers our advanced Wi-Fi service combining state-of-the-art technology solutions with certified technicians, who locate and configure hardware based on individual customer needs. This service provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.
Business Services
We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 18.1%, 17.9% and 19.2% of our total revenues for 2023, 2022 and 2021, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers. We believe we will continue to experience growth in sales to business customers over the long term given the sizeable total addressable market within our footprint and our history of expanding penetration rates.
Our offerings for small businesses are provided over both our fiber and HFC networks, with all new buildouts being fiber. Our data services offer various options with download speeds ranging from 25 Mbps up to 2 Gbps over HFC, with varying upload speeds, along with managed Wi-Fi. Our small business voice solutions include hosted voice with unified communications as a service from one line to multi-line options, including the availability of popular calling features like simultaneous ring, hunt groups and selective call forwarding. Business video packages range from a basic service tier to a comprehensive selection including variety, news and sports programming in high-definition. Our small- and medium-sized business customers experience up to 6 Gbps symmetrical speeds over fiber in select markets.
We offer delivery of data and voice services using fiber-to-the-premises technology primarily for mid-market customers. This shared fiber architecture provides for symmetrical data speeds ranging from 50 Mbps to 6 Gbps. We expect to expand this technology to additional areas and markets each year for the foreseeable future, especially in our competitive locations.
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
Residential Video Services
Residential video services represented 15.4%, 19.1% and 21.2% of our total revenues for 2023, 2022 and 2021, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. We now offer Sparklight TV, an IPTV video service that allows customers to stream our video channels from the cloud through a new app on supported devices, such as the Amazon Firestick, Apple TV and Android-based smart televisions, and provides a cloud-based DVR feature that does not require the use of a set-top box.
Residential Voice Services
Residential voice services represented 2.2%, 2.5% and 3.0% of our total revenues for 2023, 2022 and 2021, respectively. The majority of our residential voice service offerings transmit digital voice signals over our network and are interconnected Voice over Internet Protocol (“VoIP”) services. We also offer traditional telecommunications services through some of our subsidiaries.

Competition
We operate in a highly competitive, subscriber-driven and rapidly changing industry and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, telephone companies that offer data and video services through digital subscriber line (“DSL”) technology or fiber-to-the-node networks, municipalities and cooperatives with fiber-based networks, regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market where we operate.
We also face increasing competition from wireless telephone companies for our residential voice services, as our customers continue to replace our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including FWA data providers that are deploying high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost. To date we have not experienced meaningful FWA-triggered customer losses. However, new value-conscious customer acquisitions have been impacted by the presence of FWA providers in certain of our markets. As FWA data providers enter our markets, we believe we will be in a strong long-term competitive position as our wired infrastructure provides for speeds and capacity far in excess of what any FWA offering can provide given the limitations of the technology.
In approximately half of our footprint, we do not have a wired competitor that offers residential broadband download speeds of 100 Mbps or higher, which is only a third of the speed of our flagship 300 Mbps residential high-speed data offering.
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
While not an area of strategic focus for us, our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime Video, Apple TV+, Disney+, Max, Hulu, Netflix, Paramount+, Peacock, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content over the internet, which may result in less demand for the video services we provide. Despite the negative impact this competition has on our video business, these services also generate additional demand for our residential data business due to customers’ continued growing need for data services.
In addition, federal and state governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC's Rural Digital Opportunity Fund ("RDOF") auction in 2020, The American Rescue Plan Act of 2021 (“ARPA”) and The Infrastructure Investment and Jobs Act of 2021 (the “Infrastructure Act”). In some cases, we are the recipient of these subsidies, and in others, we have opposed or challenged grants of such subsidies to competitors when directed to areas we already serve. Our challenge efforts may not always be successful and efforts to use governmental funds to subsidize the deployment of broadband in areas we already serve could result in increased competition.

Human Capital Resources
Associate Metrics
As of December 31, 2023, we had 2,993 full-time and part-time associates, compared to 3,132 full-time and part-time associates at December 31, 2022. None of our associates were represented by a union as of December 31, 2023 or 2022.
Associate Engagement, Retention and Compensation Programs and Benefits
We believe our associates are our most important resource and are critical to our continued success. We strive to attract, develop, motivate and retain associates with an emphasis on performance and productivity. We seek to maintain alignment, foster accountability and encourage long-term focus throughout all levels of associates at our Company. Our average associate tenure at Cable One (or its predecessors) is nearly 11 years.
Our senior management team is comprised of executives who have significant experience in our industry. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years. Our executive officers have an average industry tenure of nearly 23 years and an average tenure at Cable One (or its predecessors) of over 10 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets.
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
To prepare associates for current and future leadership roles at our Company, we invest heavily in leadership development programs for everyone from frontline leaders to executive leadership through both in-house and third-party learning courses. Company leaders receive training on leadership expectations, developing associates, building great teams and competing to win to ensure we continue developing future leaders for Cable One.
We have a long track record of promoting associates from within, including Julia M. Laulis, our Chair of the Board, President and Chief Executive Officer, who has been with Cable One for nearly 25 years and began her Cable One career as a Director of Marketing.
Health and Safety
Our safety team is responsible for company-wide safety education and training programs. In an effort to minimize or eliminate hazards, we regularly analyze indicators and areas where risks and injuries can occur. We also have mandatory compliance and safety training for associates, who completed more than 32,000 instructional hours in 2023 in total.

Equality
We are an equal opportunity employer that strives to provide an inclusive and respectful environment for a wide range of backgrounds, cultures, perspectives and experiences. We are committed to fostering an environment in which all associates and customers are valued. We foster a diverse and inclusive culture by offering competitive compensation, a comprehensive rewards program and opportunities for all of our associates to grow personally and professionally. Our Inclusion and Diversity Advisory Board (the “I&D Advisory Board”) is made up of individuals across the organization from frontline associates to members of management. The I&D Advisory Board was created to further strengthen a culture of respect and inclusion at Cable One. Members of our I&D Advisory Board cultivate resources that are accessible on our intranet, bring in outside speakers and host events to inform, educate and provide all associates with a voice to share their unique experiences, perspectives and viewpoints. In 2023, a total of 2,437 participants joined different sessions.
Available Information and Website
Our internet address is www.sparklight.com. We make available free of charge through our investor relations website, ir.cableone.net, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Printed copies of these documents will be furnished without charge (except exhibits) to any stockholder upon written request addressed to our Secretary at 210 E. Earll Drive, Phoenix, Arizona 85012. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
The contents of these websites are not incorporated by reference into this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.
Information About Our Executive Officers
The following table presents certain information, as of February 22, 2024, concerning our executive officers.

Name	Age	Position
Julia M. Laulis	61	Chair of the Board, President and Chief Executive Officer
Michael E. Bowker	55	Chief Growth Officer
Todd M. Koetje	47	Chief Financial Officer
Kenneth E. Johnson	60	Chief Technology and Innovation Officer
Megan M. Detz	47	Chief People Officer
Peter N. Witty	56	Chief Legal and Administrative Officer
Matthew Armstrong	41	Senior Vice President, Residential Services
Christopher D. Boone	41	Senior Vice President, Business Services and Emerging Markets
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
Ms. Laulis serves on the boards of The AES Corporation, CableLabs and C-SPAN.

Michael E. Bowker
Mr. Bowker has been Chief Growth Officer of Cable One since October 2023.
Mr. Bowker joined Cable One in 1999 as Advertising Regional Sales Manager. Mr. Bowker has been a Vice President of Cable One since 2005. He was named Vice President of Sales in 2012, was promoted to Senior Vice President, Chief Sales and Marketing Officer in 2014 and was promoted to Chief Operating Officer in 2017.
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
Kenneth E. Johnson
Mr. Johnson has been Chief Technology and Innovation Officer of Cable One since October 2023. He previously served as Senior Vice President, Technology Services from May 2018 through December 2022 and Chief Technology and Digital Officer from January 2023 through September 2023.
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
Megan M. Detz
Ms. Detz has been Chief People Officer of Cable One since October 2023.
Ms. Detz joined Cable One following the Hargray Acquisition in May 2021 and served as Senior Vice President, Human Resources through September 2023.
Prior to joining Cable One, Ms. Detz served as Senior Vice President, Human Resources & Administration at Hargray. Prior to Hargray, Ms. Detz was Chief People Officer at VARIDESK and Senior Vice President, Human Capital at NTT DATA, Inc.
Peter N. Witty
Mr. Witty has been Chief Legal and Administrative Officer of Cable One since October 2023.
Mr. Witty joined Cable One in 2018 as Senior Vice President, General Counsel and Secretary.
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
Matthew Armstrong
Mr. Armstrong has been Senior Vice President, Residential Services of Cable One since September 2023.

Mr. Armstrong joined Cable One in 2010 as the Director of Strategic Analysis and was promoted to Vice President of Finance and Strategic Planning in 2012. Mr. Armstrong left Cable One in 2014 and held various finance and operations roles in pre-initial public offering consumer companies, including Lending Club and Shift Technologies. Prior to rejoining Cable One in 2023, he was the co-founder and CEO of Unlocked, a real estate company.
Prior to joining Cable One in 2010, Armstrong worked at Bain Capital and Bain & Company.
Christopher D. Boone
Mr. Boone has been Senior Vice President, Business Services and Emerging Markets of Cable One since January 2021.
Mr. Boone joined Cable One in 2010 as a Business Sales Manager. He was named Vice President of Business Services in 2016.
Prior to joining Cable One, Mr. Boone was with Cox Communications, where he served in various sales management roles.
Regulation and Legislation
General
Our data, video and voice operations are subject to various requirements imposed by U.S. federal, state and local governmental authorities. Certain legislative, regulatory and judicial matters discussed in this section have the potential to adversely affect our data, video and voice businesses. The following discussion does not purport to be a complete summary of all the provisions of federal, state and local law that may affect our operations. Proposals for additional or revised regulations and requirements are pending before Congress, state legislatures and federal and state regulatory agencies. We generally cannot predict whether new legislation or regulations, court action or a change in the extent of application or enforcement of current laws and regulations would have an adverse impact on our operations.
Broadband Internet Access Services
Broadband internet access service, which we currently offer in all our systems, is subject to some regulation at the federal level and is not subject to state or local government regulation at this time, except for the state net neutrality laws discussed below.
Regulatory Reclassification and Net Neutrality Regulation. In 2017, the FCC adopted the Restoring Internet Freedom Order (the “Internet Freedom Order”), which reinstated broadband internet access service as an “information service” under Title I of the Communications Act of 1934, as amended (the “Communications Act”). The Internet Freedom Order rescinded the majority of the open internet rules adopted by the FCC in 2015 in the Open Internet Order, with the exception of enhanced disclosure requirements that require broadband internet access service providers to disclose information regarding network management, performance and commercial terms of the service to their customers. In October 2020, the FCC reaffirmed its previous findings about the Internet Freedom Order after certain issues were remanded to it by the U.S. Court of Appeals for the District of Columbia Circuit. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that encouraged the FCC to consider adopting net neutrality rules similar to those originally adopted in 2015. In October 2023, the FCC initiated a new rulemaking proceeding, which proposes to reclassify broadband internet access service as a “telecommunications service” under Title II of the Communications Act and to impose certain requirements on broadband internet access service providers intended to safeguard the open internet, advance national security and protect public safety. The FCC also has proposed certain conduct rules for providers, but has proposed to forbear from application of other rules typically imposed on Title II services. Comments on the FCC’s proposals were filed in December 2023 and January 2024. We cannot predict whether or when the FCC will act on its proposals. Any such action by the FCC likely would be subject to further judicial review.
Numerous states, including Arizona, Minnesota and Missouri (where we have subscribers), also have proposed administrative actions and/or legislation in the past or currently are considering such actions, which could lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. The FCC is reviewing the extent to which states may continue to impose regulations on broadband internet access services if the FCC’s proposals are adopted. We cannot predict whether or to what extent state requirements will be applied to our data services in the future.

Net neutrality obligations adopted at either the federal or state level could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or when any future changes to the regulatory framework for broadband internet access services will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.
The FCC has proposed to forbear from application of Federal Universal Service Fund (“USF”) contribution obligations to providers of broadband internet access services. However, there have been several bills introduced in Congress that would require providers to contribute to the Federal USF on the basis of their broadband internet access service revenues. We cannot predict whether such contribution obligations will apply to our data services in the future or whether or how the imposition of such contribution obligations will affect our operations and business.
The FCC also has tentatively concluded that reclassification of broadband internet access service would enhance the FCC’s ability to ensure resilient and reliable communications networks by allowing the FCC to access outage information for broadband internet access services. In a separate proceeding, the FCC is considering whether to impose outage reporting requirements on broadband internet access service providers. We cannot predict whether outage reporting obligations will apply to our data services in the future or whether or how the imposition of such obligations will affect our operations and business.
Disclosure and Non-Discrimination Requirements. As stated above, the FCC’s current rules require broadband internet access service providers to disclose certain information regarding network management, performance and commercial terms of the service to their customers. As part of the Infrastructure Act, Congress ordered the FCC to conduct a rulemaking to consider imposing additional consumer disclosure requirements on broadband internet access service providers using “broadband labels.” The majority of the FCC's new broadband label requirements are scheduled to take effect on April 10, 2024. In addition, the Infrastructure Act required the FCC to adopt rules to facilitate equal access to broadband internet access service and prevent digital discrimination of access, including the development of model policies and best practices, and a process to accept public complaints relating to digital discrimination. In November 2023, the FCC adopted rules prohibiting broadband internet access service providers from adopting, implementing or utilizing policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on their income level, race, ethnicity, color, religion or national origin or are intended to have such differential impact, and established a complaint process. These new rules are effective March 22, 2024, except for certain rules that require approval by the Office of Management and Budget. Compliance with these new obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or to what extent these changes may affect our operations or impose additional costs on our business.
Emergency Broadband Benefit and Affordable Connectivity Programs. In 2021, we participated in the FCC’s Emergency Broadband Benefit (“EBB”) program, which provided qualifying low-income consumers a discount on certain of our broadband internet access services for which we received reimbursement from the FCC. On December 31, 2021, the EBB program transitioned to the Affordable Connectivity Program (“ACP”) as required by the Infrastructure Act. The ACP allows us to seek reimbursement for certain broadband internet access service discounts provided to qualifying low-income consumers. We are subject to various compliance obligations in connection with our participation in the EBB program and the ACP, which may cause us to incur additional compliance costs. The funding for the ACP authorized under the Infrastructure Act is expected to be depleted by April 2024 although Congress recently introduced a bill to extend the funding. We cannot predict whether Congress will provide additional funding to extend the ACP, or on what terms, or whether the FCC will be forced to end the program for lack of funding. We also cannot predict whether or when any future changes to the ACP may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business.
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
We are also subject to federal and state laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services that require certain notifications to be given when breaches occur. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on our business.
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
Video Services
Title VI of the Communications Act establishes the principal federal regulatory framework for our operation of cable systems and the provision of our video services. The Communications Act allocates primary responsibility for enforcing the federal policies among the FCC and state and local governmental authorities.
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
In August 2019, the FCC issued an order that limits the scope of demands state and local authorities may require in exchange for issuing or renewing a franchise. The FCC’s order clarified that state and local franchising authorities are prohibited from using their video franchising authority to regulate the provision of non-cable services, including broadband, Wi-Fi and VoIP services delivered over “mixed use” systems that offer a variety of services. The FCC also held that non-monetary in-kind contributions required by a franchising authority count as franchise fees subject to the 5% cap on such fees. The majority of the FCC’s order was upheld by the Sixth Circuit on appeal, and the U.S. Supreme Court denied review of the case. Local government representatives have been lobbying the FCC to further modify its franchising rules, including the "mixed use" rule. We cannot predict whether or to what extent any revised rules may affect our operations or impose costs on our business.

The FCC has adopted rules designed to expedite the process of awarding competitive franchises and relieving applicants for competing franchises of some locally imposed franchise obligations. These rules are especially beneficial to new entrants and are expected to continue to accelerate competition we are experiencing in the video service marketplace.
Rate Regulation and Disclosures. FCC regulations prohibit LFAs or the FCC from regulating the rates cable systems charge for certain levels of video service, equipment and service calls when those cable systems are subject to “effective competition.” FCC regulations contain a presumption that all cable systems are subject to the effective-competition exemption unless proven otherwise.
The FCC has proposed to prohibit cable operators from imposing early termination fees (a fee for terminating a contract prior to its expiration date) and billing cycle fees (requiring a subscriber to pay for a complete billing cycle if the subscriber terminates service prior to the end of that billing cycle) on subscribers. The FCC also is considering whether to require cable operators to specify the “all-in” price (the total cost including fees) for service in their promotional materials and on subscriber bills. We cannot predict whether the FCC will adopt these proposals or to what extent the final rules may affect our operations or impose costs on our business.
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
The FCC has had an open proceeding since 2014 to review whether streaming platforms should be subject to the same carriage and retransmission consent regulations as traditional cable operators. In recent months, members of Congress and local broadcasters have asked the FCC to refresh the record of this proceeding given the changes in the marketplace in the past ten years. The FCC also is considering whether to adopt rules that would require cable operators to notify the FCC when television station blackouts occur due to failure to reach an agreement on retransmission consent, and rules that would require cable operators to refund subscribers affected by programming blackouts due to retransmission consent negotiations. We cannot predict whether or when the FCC may act on these proposals or to what extent any revised rules may affect our operations or impose costs on our business.
Media Ownership Rules. The FCC is required to review its media ownership rules every four years. The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. These changes will likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay broadcasters for retransmission consent. The FCC recently concluded its regular review of its media ownership rules in which it retained the existing rules and adopted minor modifications to better tailor the rules to the current media marketplace. The FCC’s action likely will be subject to further judicial review. We cannot predict the outcome of future reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.

Pole Attachments. Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits. Federal law also requires those entities to charge reasonable rates to cable operators for utilizing space on such poles or in such underground conduits. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments which took effect in August 2020. The FCC’s rules do not apply in states that have chosen to adopt their own pole attachment rules, which may make it more difficult to obtain access to poles in those states. In December 2023, the FCC further modified its pole attachment rules to make the pole attachment process faster, more transparent and more cost effective for the deployment of broadband services. We cannot predict how these changes, or any future changes, to the pole attachment rules may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.
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

The FCC has held that VoIP services are internet protocol-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s federal jurisdiction and not to state regulation. This decision was upheld on appeal, although the FCC has an ongoing proceeding to consider whether VoIP services provided by service providers are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for service providers that provide interconnected VoIP services, including us. Although the FCC has yet to ascribe a regulatory definition to interconnected VoIP services, the FCC nevertheless has imposed numerous obligations on interconnected VoIP service providers, some of which are discussed more fully below.
In 2017, the U.S. District Court for the District of Minnesota held that the VoIP service of another cable operator was an “information service” which prevented the Minnesota Public Utilities Commission from regulating VoIP as a telecommunications service in Minnesota. The district court’s decision was upheld on appeal and the U.S. Supreme Court denied review of the case. We cannot predict whether other states will attempt to subject VoIP services to entry and rate regulation, the outcome of such proceedings or how those proceedings may affect our operations or impose costs on our business.
State Regulation of Telecommunications Services. We offer telecommunications services as competitive local exchange carriers (“CLECs”) through several of our subsidiaries. Providers of telecommunications services usually are required to obtain licenses or authorizations from state regulatory commissions prior to offering intrastate telecommunications services. We hold CLEC licenses to provide telecommunications services in Alabama, Arkansas, Georgia, Kansas, Missouri, Oklahoma, South Carolina and Texas, and have an application pending in Arizona. We also are required to comply with state reporting, fee payment, tariffing and other obligations imposed on telecommunications services. Many states require prior approval for corporate and financial transactions, and compliance with these requirements could delay and increase the cost we incur to complete such transactions. Failure to comply with requirements applicable to telecommunications services could subject us to fines, penalties or other enforcement consequences.
Incumbent Local Exchange Carrier Regulation. We offer telecommunications services as an incumbent local exchange carrier (“ILEC”) in Georgia, Missouri and South Carolina through our subsidiaries. ILECs generally are subject to more stringent regulation than CLECs. Federal law imposes a variety of duties on all telecommunications carriers providing local telephone services, including requirements to interconnect with other telecommunications carriers; establish reciprocal compensation arrangements for the completion of calls; permit the resale of services; permit users to retain their telephone numbers when changing carriers; and provide competing carriers access to poles, ducts, conduits and rights-of-way. ILECs are subject to additional duties to offer interconnection at any technologically feasible point within their networks on non-discriminatory, cost-based terms; offer co-location of competitors’ equipment at their premises on a non-discriminatory basis; make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, on non-discriminatory, cost-based terms; and offer wholesale versions of their retail services for resale at discounted rates. Our ILEC subsidiaries are currently exempt from certain of these obligations because they qualify as “rural telephone companies” under federal law. Failure to comply with requirements applicable to ILEC operations could subject us to fines, penalties or other enforcement consequences.
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

Universal Service Contributions. The FCC has determined that interconnected VoIP service providers must contribute to the USF. Providers of telecommunications service also are required to contribute to the Federal USF. The amount of a company’s USF contribution is based on a percentage of revenues earned from end-user interstate and international telecommunications and/or interconnected VoIP services. We are permitted to recover these contributions from our customers. In 2012, the FCC initiated a proceeding that focused on reforming the nature and manner in which entities should contribute to the USF and at what levels. As noted above, some have suggested that Federal USF contribution requirements be imposed on broadband internet access service providers. We cannot predict whether and how such reform will occur and the extent to which it may affect providers of VoIP, telecommunications and broadband internet access services, including us and our competitors.
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
Federal Subsidies and Grants. The FCC has adopted rules intended to transition the USF so that it supports the build out of broadband rather than telecommunications facilities. Certain of our subsidiaries providing telecommunications services and/or interconnected VoIP services have been designated as eligible telecommunications carriers and as such receive or will receive federal and state funds for operations in Georgia, Idaho, Illinois (pending), Louisiana, Missouri, Oklahoma and South Carolina. We also receive reimbursement from the schools and libraries universal service support program, commonly known as E-rate, and from the Rural Health Care Fund for discounted services provided throughout our service territory. The FCC has several proceedings pending that could affect our ability to continue receiving such federal funding. We cannot predict whether or how these programs will be changed, or how such changes will affect our operations or business. Some of our ILEC subsidiaries also receive disbursements from the federal USF under Phase 2 of the FCC’s Alternative Connect America Cost Model ("ACAM") program and the FCC's recently adopted Enhanced ACAM program. To continue to receive such disbursements, we are required to meet certain build-out milestones over the next ten years and provide broadband internet access services at certain FCC-defined speeds. We are also a grant recipient under the FCC’s RDOF program, which requires us to meet certain build-out and public service obligations over a ten-year period. While we intend to satisfy these build-out obligations within the required timeframes, there can be no assurance that we will complete the build-out in a timely manner or at all. We also cannot predict what impact the costs of complying with the build-out obligations will have on our operations.
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
Intercarrier Compensation. The FCC regulates switched access service rates imposed by local telecommunications carriers on interexchange carriers for the origination and termination of long-distance telecommunications traffic. The FCC has adopted intercarrier compensation rules under which switched access service rates for all traffic that interconnects with the PSTN were reduced and a uniform bill-and-keep framework for both intrastate and interstate terminating access traffic will result. The reforms required by the FCC’s rules were phased in over a multi-year period. Future FCC determinations regarding the rates, terms and conditions for transporting and terminating such traffic could have a profound and material effect on the profitability of providing voice and data services.
Customer Proprietary Network Information. Telecommunications services and interconnected VoIP services are subject to customer proprietary network information ("CPNI") protections, which extend CPNI protection requirements to the customers of such providers. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally increase the cost of providing voice service, as providers must implement various safeguards to protect CPNI from unauthorized disclosure. The FCC recently adopted new reporting and notice requirements for security breaches of CPNI and certain personally identifiable information. We cannot predict the impact these new requirements will have on our operations or business.

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
Service Discontinuance and Outage Obligations. The FCC has adopted rules subjecting providers of interconnected VoIP services to the same service discontinuance requirements applicable to providers of wireline telecommunication services. The FCC has also adopted mandatory outage reporting requirements for interconnected VoIP service providers, which apply when customers of interconnected VoIP service lose service or connectivity and, as a result, are unable to access 911 service. Telecommunications services are subject to similar requirements. Along with other FCC actions described herein that impose legacy telecom obligations on interconnected VoIP providers, this development subjects our interconnected VoIP services to greater regulation and, therefore, greater burdens and costs. As noted above, the FCC also has proposed applying similar outage reporting requirements to providers of broadband internet access services, which could further affect our cost of doing business.
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
State and Local Taxes
The Internet Tax Freedom Act prohibits most states and localities from imposing taxes on internet access service charges. The FCC's proposal to reclassify broadband internet access service as a telecommunications service could result in some states and localities seeking to impose additional taxes and fees on our data services. Legislative and administrative proceedings in some states and localities have imposed or are considering adopting changes to general business taxes, central assessments for property tax and new taxes and fees applicable to our services. Certain competitors that deliver their services over the internet do not face similar state tax and fee burdens.

ITEM 1A.    RISK FACTORS
You should carefully consider all of the information in this Annual Report on Form 10-K and each of the risks described below, which we believe are the principal risks that we face. Some risks relate principally to the securities markets and ownership of our common stock.
Any of the following risks could materially and adversely affect our business, financial results, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K or in our other public disclosures. In addition, other risks and uncertainties either not presently known or not currently believed to be material may also adversely affect our business, financial results, financial condition and results of operations and the actual outcome of matters as to which we have made forward-looking statements.
Risks Relating to Our Business
We face significant competition from other service providers, as well as other well-capitalized entrants in the video and data services industry, which could reduce our market share and lower our profits.
We operate in a highly competitive, subscriber-driven and rapidly changing industry and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, telephone companies that offer data and video services through DSL technology or fiber-to-the-node networks, municipalities with fiber-based networks, regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market in which we are already operating.
Our systems generally operate pursuant to franchises, permits and similar authorizations issued by state and local governments. As these franchises are typically non-exclusive, state and local governments can grant additional franchises to other entities and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. As of December 31, 2023, approximately half of our footprint has been overbuilt by wired competitors offering high-speed data services with speeds of 100 Mbps or higher. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. We also face increasing competition from wireless telephone companies for residential voice services, as our customers continue to replace our residential voice services with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including FWA data providers deploying high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost. Historically, we have focused on retaining customers who are likely to produce higher relative value over the life of their service relationship with us, are less attracted to discounting, require less support and churn less. However, in response to increasing competition in our markets, we are also seeking to supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, through more targeted pricing and product offerings. While these efforts are intended to grow our customer base, they may adversely impact the ARPU and profit margins of our residential data services and lead to increased average churn rates for our residential data customers.
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

Our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime Video, Apple TV+, Disney+, Hulu, Max, Netflix, Paramount+, Peacock, YouTube TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, we anticipate that they will continue to invest resources in increasing the availability of video content on the internet, which may result in less demand for the video services we provide. In addition, companies that offer OTT content in certain markets also provide data services, such as Alphabet, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic.
Competition for dedicated fiber-optic services for enterprise business customers is also intense as both local telephone companies and regional overbuilders offer data and voice services over dedicated fiber connections.
In addition, in recent years, federal and state governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, the ARPA and the Infrastructure Act. In some cases, we are the recipient of these subsidies, and in others, we have opposed or challenged grants of such subsidies to competitors when directed to areas we already serve. Our challenge efforts may not always be successful and efforts to use governmental funds to subsidize the deployment of broadband in areas we already serve could adversely affect our business and results of operations.
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
The ability of some of our competitors to introduce new technologies, products and services more quickly than we are able to may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services that we currently offer to customers separately or at a premium.
In addition, we generally seek to leverage overall industry experience before rolling out new technology in order to avoid investing in technology that has not been proven successful in other markets. We implement this approach to avoid costly mistakes made by early adopters of new technology that does not provide expected returns. However, this approach exposes us to the risk that our competitors may adopt successful new technology before us and leverage this new technology to attract our customers, increasing the level of customer attrition we experience and adversely affecting our business.

Business services sales increasingly contribute to our results of operations, and we face risks as we attempt to further focus on sales to our business customers.
Organic growth in revenue from sales to our business customers has slowed during the past three years as compared to the organic growth rates experienced from 2011 (when we started focusing on business services sales) through 2019. The COVID-19 pandemic and the government's associated responses, as well as recent economic conditions, have resulted in suppressed sales growth from small business customers. We may encounter additional challenges as we continue our initiative to expand sales of data, voice and video services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel toward our business customers in future years. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business services revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet our service level requirements, or more broadly, the expectations of our business customers, or if economic-related headwinds associated with business sales continue, our business sales may not increase and our results of operations may be materially negatively affected.
The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins and/or decreased demand for our video products.
Over the past few years, the sales margins on our residential video services, which accounted for 15.4%, 19.1% and 21.2% of our total revenues in 2023, 2022 and 2021, respectively, have generally decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers continue to seek higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins, adversely impact our revenues and revenue growth rates, and adversely impact our business.
We may not be able to obtain necessary hardware, software and operational support.
We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone, the modems we lease to our customers and the delivery of our IPTV video service. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties (including due to general adverse economic conditions); they experience shortages of electronic components as a result of labor or other supply constraints; they significantly increase the amount we must pay for necessary products or services or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material adverse impact on our operations, business, financial results and financial condition.
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
We completed the NewWave acquisition in May 2017, the Clearwave acquisition in January 2019, the Fidelity acquisition in October 2019, the MBI investment in November 2020, the Hargray Acquisition in May 2021, the CableAmerica acquisition in December 2021 and the Clearwave Fiber Contribution in January 2022. In addition, we have made and may make other acquisitions and strategic investments (each such acquired business or investee, a “Strategic Acquiree” and, collectively, the “Strategic Acquirees”). Such acquisitions and strategic investments could involve a number of risks and uncertainties, including:
•uncertainties as to the timing of any acquisition or strategic investment and the risk that such transactions may not be completed in a timely manner or at all;
•the possibility that any or all of the conditions to the consummation of any acquisition or strategic investment may not be satisfied or waived, including failure to receive any required regulatory approvals (or any conditions, limitations or restrictions placed in connection with such approvals);
•uncertainties related to our ability to obtain any necessary financing, or to obtain financing on favorable terms, to complete any acquisition or strategic investment;
•the difficulty in integrating new Strategic Acquirees and their operations in an efficient and effective manner;
•the challenge in achieving strategic objectives, cost savings and other anticipated benefits;
•the potential loss of key associates of a Strategic Acquiree and the difficulties of integrating personnel;
•the potential diversion of senior management’s attention from our ongoing operations;
•the difficulty of maintaining relationships with the customers, suppliers and other business partners of a Strategic Acquiree;
•the potential loss of brand recognition, customer loyalty or reputation from any rebranding efforts;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, such as claims from terminated employees, customers, former stockholders or other third parties;
•the difficulty and amount of time necessary to realize expected synergies and other benefits of the acquisitions or strategic investments;
•the risks associated with integrating financial reporting and internal control systems as well as with creating uniform standards, procedures, policies and information systems;
•the difficulty in adapting and expanding information technology systems and other business processes to incorporate the Strategic Acquirees;
•potential future impairments of goodwill associated with the Strategic Acquirees;
•in some cases, the potential for increased regulation;
•risks relating to minority ownership positions in our strategic investments, including our initial minority ownership position in MBI, such as our ability to appoint only a minority of members of the board of managers of MBI, the fact that the board of managers of MBI do not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders and the limited category of transactions for which our consent will be needed under MBI’s operating agreement;
•risks relating to our strategic investment in Clearwave Fiber, including the fact that the board of managers of Clearwave Fiber do not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders, and we do not control the vote of the Clearwave Fiber board of managers with respect to most significant transactional and operational matters under the terms of Clearwave Fiber's operating agreement; and

•uncertainties related to the exercise of the Call Option or the Put Option (each as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity" in this Annual Report on Form 10-K) relating to our MBI investment, including, if the Put Option is exercised, the difference between the purchase price under the Put Option and the fair value of the underlying equity interests in MBI at the time the Put Option is exercised and our ability to finance the purchase price of the Put Option on terms acceptable to us or at all.
If a Strategic Acquiree fails to operate as anticipated or cannot be successfully integrated with our existing business, our operations, business, results of operations and financial condition could be materially negatively affected.
Implementation of our new ERP and billing systems could have a material adverse impact on our operations, business, financial results and financial condition.
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
We are also planning to implement a new billing system beginning in 2024. The implementation will require significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation will result in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our provisioning, servicing, billing, accounting and reporting processes. The new billing system will require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If technical problems or other significant issues arise in connection with the implementation or operation of the new billing system, it could have a material adverse impact on our operations, business, financial results and financial condition.
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
Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or more severe and/or frequent weather events that could arise as a result of long-term climate change), pandemics, terrorist attacks and similar events, and the individuals responsible for such systems may also be imperiled by certain such events. For example, prior to 2018, the damage to our network infrastructure caused by Hurricanes Harvey and Katrina and the Joplin, Missouri tornado each created a significant disruption in our ability to provide services in affected areas. Any similar events could have an adverse impact on us and our customers in the future, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment, data and reputation. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events or damage in the future. Further, the impacts associated with extreme weather, such as intensified storm activity, may cause increased business interruptions.

Security breaches and other disruptions, including cyber-attacks, and our actual or perceived failure to adequately protect business and consumer data could give rise to liability or reputational harm.
In the ordinary course of our business, we electronically maintain confidential, proprietary and personal information in our information technology systems and networks and those of third-party vendors, including customer, personnel and vendor data. These systems have been, and may continue to be, targets of attack by cyber criminals or other wrongdoers seeking to steal such information for financial gain or to harm our business operations or reputation. The loss, misuse, compromise, leakage, falsification or accidental release of such information has resulted, and may in the future result, in costly investigations, remediation efforts and notification to affected consumers, personnel and/or vendors. For example, in 2019 we identified an information security incident that could have affected the personal information of some of our current and former associates as well as, in some cases, their dependents, beneficiaries and others. Cyber-attacks have consumed, and may in the future consume, internal resources, and they could also adversely affect our operating results and result in government investigations, fines and penalties, litigation or potential liability for us and otherwise harm our business.
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
The majority of our Adjusted EBITDA less capital expenditures comes from residential data services, and a majority of our residential customers are data-only. We have aligned our resources to emphasize increased sales of data services as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including the option of charging our data subscribers higher rates based on the speed as well as overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by regulations attached to new government funding programs or any new net neutrality requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could see a materially negative impact. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that encouraged the FCC to consider adopting net neutrality rules similar to those originally adopted in 2015. In October 2023, the FCC initiated a new rulemaking proceeding, which proposes to reclassify broadband internet access service as a “telecommunications service” under Title II of the Communications Act and to impose certain requirements on broadband internet access service providers intended to safeguard the open internet, advance national security, and protect public safety. The FCC also proposed certain conduct rules for providers, but proposed to forbear from application of other rules typically imposed on Title II services. Comments on the FCC’s proposals were filed in December 2023 and January 2024. We cannot predict whether or when the FCC will act on its proposals. Any such action by the FCC likely would be subject to further judicial review. Further numerous states, including Arizona, Minnesota and Missouri (where we have subscribers) have proposed administrative actions and/or legislation in the past or are currently considering actions, which could lead to increased regulation of our provision of data services. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. The FCC is reviewing the extent to which states may continue to impose regulations on broadband internet access services if the FCC’s proposals are adopted. We cannot predict whether or to what extent state requirements will be applied to our data services in the future. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.
In November 2023, the FCC adopted rules prohibiting broadband internet access service providers from adopting, implementing, or utilizing policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers' access to broadband internet access service based on income level, race, ethnicity, color, religion, or national origin or are intended to have such differential impact, and established a complaint process. These new rules will take effect in March 2024 or later. Compliance with these obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely impact our business. We cannot predict whether or to what extent these changes may affect our operations or impose additional costs on our business.
The regulation of broadband activities, including the net neutrality, non-discrimination and other obligations described above or under "Business – Regulation and Legislation – Broadband Internet Access Services," and any related court decisions could cause us to incur additional compliance costs, restrict our ability to profit from our existing broadband network, limit the return we can expect to achieve on past and future investments in our broadband networks and adversely affect our business. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business.
Our video and voice services are subject to additional regulation by federal, state and local authorities, which may impose additional costs and restrictions on our businesses.
Our video services business operates in a highly regulated environment. Our systems generally operate pursuant to franchises, permits and similar authorizations issued by states or local governments controlling the public rights-of-way, which typically are non-exclusive and limited in time, contain various conditions and limitations and provide for the payment of fees to a local authority, determined generally as a percentage of revenues. Failure to comply with all of the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.
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
In addition, certain of our franchise agreements require that the applicable LFA approve a transfer of control of the Company or an assignment of a franchise to another entity. Although FCC rules provide that a transfer application shall be deemed granted if not acted upon within 120 days after submission, as a practical matter, cable operators often waive the deadline if the LFA has not completed its review to facilitate discussions and thereby avoid an LFA denying the transfer of control. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these franchise agreements in the event of a potential transfer of control of the Company or transfers of individual franchises to another entity.
We may encounter increased pole attachment costs.
Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits at reasonable rates. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments and rules intended to facilitate the rapid deployment of broadband services. The FCC’s rules do not apply in states that have chosen to adopt their own pole attachment rules, which may make it more difficult to obtain access to poles in those states. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs and materially negatively impact our operations, business, financial condition and results of operations.

Changes in broadcast carriage regulations could impose significant additional costs.
Although we would likely choose to carry all primary video feeds of local broadcast stations in the markets in which we operate voluntarily, so-called “must carry” rules could require us to carry some local broadcast television signals on some of our systems that we might not otherwise carry. If the FCC seeks to revise or expand the “must carry” rules, such as to require carriage of multicast streams, we would be forced to carry video programming that we would not otherwise carry and potentially drop other, more popular programming in order to free capacity for the required programming, which could make us less competitive. Moreover, if the FCC adopts rules that are not competitively neutral, cable operators could be placed at a disadvantage versus other video providers.
The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. After numerous court proceedings, the FCC’s rules were upheld by the U.S. Supreme Court in April 2021. These changes relaxing media ownership rules will likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent. The FCC recently concluded its regular review of its media ownership rules in which it retained the existing rules and adopted minor modifications to better tailor the rules to the current media marketplace. The FCC's action likely will be subject to further judicial review. We cannot predict the outcome of future reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.
Additional government-mandated broadcast carriage obligations, including those related to the FCC’s enhanced technical broadcasting option (Advanced Television Systems Committee 3.0), could disrupt existing programming commitments and increase our costs of carrying such programming. Our costs also could increase if the FCC requires us to refund subscribers affected by programming blackouts due to retransmission consent negotiations.
Changes in or elimination of the FCC’s Affordable Connectivity Program could affect the profitability of our data services.
The market for our data services could be affected by consumer participation in and the general availability of the FCC’s ACP, which offers federal subsidies to certain low-income consumers for the purchase of internet access service. We have participated in the ACP (and the predecessor EBB program) since 2021. The FCC regulates the terms on which we provide ACP services, including restrictions on our ability to refuse service to prospective eligible customers based upon their credit or payment history. We also are subject to compliance obligations in connection with our participation in ACP. At this time, only a relatively small percentage of our customers receive ACP services, however, that number could grow. We cannot predict the extent to which eligible households will opt to use their ACP benefit towards our data services. Further, the funding for the ACP authorized under the Infrastructure Act is expected to be depleted by April 2024, although Congress recently introduced a bill to extend the funding. In the light of the projected end of the ACP, the program is no longer open to new enrollees effective February 8, 2024, and the FCC projects April 2024 will be the last month providers will be eligible to receive full reimbursement for discounts passed through to ACP households. We cannot predict whether Congress will provide additional funding to extend the ACP. Termination of the program could affect the profitability of our residential data services and also result in the loss of residential data customers. We also cannot predict whether or when any future changes to the ACP may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business.
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
The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our ability to take some or all of the following actions:
•incur or guarantee additional indebtedness or sell disqualified or preferred stock;
•pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;
•make acquisitions or investments;
•sell, transfer or otherwise dispose of certain assets;
•create or allow to exist liens;
•enter into sale/leaseback transactions;
•enter into agreements restricting the ability to pay dividends or make other intercompany transfers;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;
•enter into transactions with affiliates;
•prepay, repurchase or redeem certain kinds of indebtedness;
•issue or sell stock of our subsidiaries; and/or
•significantly change the nature of our business.
As a result of all of these restrictions, we may be:
•limited in how we conduct our business and pursue our strategy;
•unable to raise additional debt financing to operate during general economic or business downturns; and/or
•unable to compete effectively or to take advantage of new business opportunities, including acquisitions and strategic investments.
A breach of any of these covenants, if applicable, could result in an event of default under the terms of our indebtedness. If an event of default occurs, the lenders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other of our debt to which a cross-default or cross-acceleration provision applies. Furthermore, we have pledged our assets as collateral for our repayment obligations under a portion of our indebtedness. If we were unable to repay any amount of this indebtedness when due and payable, the lenders of this indebtedness could proceed against the collateral that secures this indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness and our financial condition will be materially negatively affected.

We have variable rate indebtedness that subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2023, we had approximately $1.8 billion of outstanding term loans and an additional $338.0 million of revolving credit borrowings under the New Credit Agreement (as defined elsewhere in this Annual Report on Form 10-K). The loans outstanding under the New Credit Agreement accrue interest at a variable rate and as a result expose us to interest rate risks. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease.
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
Our inability to raise funds necessary to repurchase, or settle conversions of, either series of our convertible notes upon a fundamental change as described in the applicable indenture, may lead to defaults under such indenture and under agreements governing our existing or future indebtedness.
If we repurchase the Convertible Notes (as defined elsewhere in this Annual Report on Form 10-K) for cash, which holders may require upon a fundamental change as described in the applicable Convertible Note Indenture (as defined elsewhere in this Annual Report on Form 10-K), or settle such Convertible Notes by cash or by a combination of cash and shares of our common stock in the event a holder elects to convert their Convertible Notes following a fundamental change, we will be required to make cash payments with respect to the Convertible Notes being converted or repurchased.
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
Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our Board or certain stockholders holding a significant percentage of the voting power of our outstanding voting stock. These include provisions that:
•do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders;
•provide that only our Chief Executive Officer and a majority of our directors, and not our stockholders, may call a special meeting of our stockholders;
•require the approval of our Board or the affirmative vote of stockholders holding a majority of the voting power of our capital stock to amend our Amended and Restated By-laws; and
•limit our ability to enter into business combination transactions with certain stockholders.
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
Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, heightened inflation, increased unemployment levels and higher interest rates, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products and services, electing to use fewer higher margin products and services or obtaining lower cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. Also, our ability to gain new customers is to a certain extent dependent on the pace of households moving residences and new housing construction within our markets, which are influenced by both national and local economic conditions. In addition, adverse economic conditions may lead to an increased number of our residential and business customers becoming unable to pay for services. If any of these events were to occur, it could have a material negative effect on our operations, business, financial condition and results of operations.
Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, have, and may in the future, disrupt our business and operations, which could materially affect our business, financial condition, results of operations and cash flows.
The occurrence of pandemics, epidemics or disease outbreaks, including the reemergence of the COVID-19 pandemic in severity, could materially affect our business, financial condition, results of operations and cash flows, including due to negative impacts on the global economy, disruptions to global supply chains and workforce participation, and volatility and disruption of financial markets. For example, the outbreak of the COVID-19 pandemic initially caused us to modify our operations, including, among other things, restricting our technicians from entering customer homes and businesses; closing or limiting access to local offices and our corporate headquarters for associates, customers and others; instituting an expanded work-from-home program, including enhancing our technological capabilities to support such efforts; and implementing several compensation related enhancements, which resulted in higher labor costs and other operating expenses. Additionally, we temporarily suspended data overage fees, late charges and reconnect fees. If a new pandemic, epidemic or disease outbreak were to occur, we could experience broad and varied impacts similar to the impact of COVID-19.
The demand for our residential data and business services products may be lower than we expect.
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
The market price of our common stock may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results due to factors related to our business;
•success or failure of our business strategies;
•our quarterly or annual earnings, or those of other companies in our industry;
•our ability to obtain financing as needed;
•announcements by us or our competitors of significant acquisitions, dispositions or strategic investments;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the failure of securities analysts to cover, or maintain coverage of, our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•investor perception of the Company and our industry;

•overall market fluctuations;
•results from any material litigation or government investigation;
•changes in laws and regulations (including tax laws and regulations) affecting our business;
•changes in capital gains taxes and taxes on dividends affecting stockholders; and
•general economic conditions and other external factors.
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
Your percentage ownership in the Company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other associates. In addition, we may issue equity as all or part of the financing or consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to fund our ongoing operations. We also had $920.0 million of Convertible Notes outstanding as of December 31, 2023 that may further dilute your percentage ownership in the Company in the future if such Convertible Notes are converted.
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
We may need to seek additional financing for our general corporate purposes or for acquisitions and strategic investments in the future, including our obligations under the Call Option or the Put Option relating to our investment in MBI (as described under “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity”). We may be unable to obtain additional indebtedness on terms favorable to us, or at all, including because of the terms of our current indebtedness. If adequate funds are not available on acceptable terms, we may be unable to fund our future activities, which could negatively affect our business. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, if we issue any debt securities in the future that are convertible into shares of our common stock, our existing stockholders could suffer significant dilution upon conversion of such convertible debt securities.

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
Our Amended and Restated Certificate of Incorporation contains a provision permitted under the DGCL relating to the liability of directors. This provision eliminates a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty; provided that such provision will not eliminate or limit a director’s liability:
•for any breach of the director’s duty of loyalty;
•for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
•under Section 174 of the DGCL (including for unlawful dividends); or
•for any transaction from which the director derives an improper personal benefit.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
We employ a layered security approach leveraging people, process and technology — structuring our cybersecurity program to align with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"). We also intend that our cybersecurity program aligns with applicable laws and regulatory requirements. Our program and the related controls we employ are designed to identify and assess risk with the aim of preventing, detecting or mitigating cybersecurity risks to avoid material harm to our business, customers, associates and other stakeholders.
Our program addresses physical threats caused by infrastructure failures, logical threats caused by threat-actors and viruses, as well as other threats we identify by auditing our operations. We conduct annual assessments of our internal control over financial reporting as required for compliance with the Sarbanes-Oxley Act of 2002. Additionally, we conduct annual self-assessments and annual third-party penetration testing of our cybersecurity controls such as for compliance with Payment Card Industry ("PCI") standards, and otherwise where applicable. Our cybersecurity team also monitors supply chain and third-party cybersecurity risks to minimize the likelihood of business disruption, as well as conducts annual incident response plan rehearsals and risk assessments based on NIST standards, including the CSF.
We have a dedicated internal cybersecurity team that maintains our readiness and security posture by overseeing our cybersecurity program’s information security policies and standards. In doing so, our cybersecurity team works with independent external cybersecurity advisors to develop appropriate standards to identify, assess, mitigate and remediate material cyber risks and issues. For example, PCI standards include quarterly external vulnerability scans that are conducted by a vendor approved by the PCI security standards council. Further, as part of our annual risk assessment controls, we obtain and review the SSAE (SOC-1 Type 2) reports of our key third-party service providers. The annual assessment includes consideration of materiality, identification and prioritization of financial reporting elements ("FREs") using quantitative and qualitative risk factors (including fraud risk), and identification of business processes and information technology systems linked to FREs. The reports are reviewed to identify and evaluate subservice providers, key reports, exceptions and complementary user entity controls and determines the appropriate response on any identified concerns.
We also incorporate intelligence sharing about emerging threats through collaboration with other companies in our industry, consultants and public-private partnerships with government intelligence agencies, such as the Arizona Cyber Threat Response Alliance ("ACTRA") and The Internet and Television Association ("NCTA").

As part of our cybersecurity program, we provide regular training on our information security policies and standards to help further prevent, detect and mitigate cybersecurity risks. We require mandatory cybersecurity, privacy and information handling training for all new associates upon onboarding and annually thereafter for all associates. We also conduct regular training throughout the year for our associates, as well as third-party contractors, on cybersecurity topics. We conduct training on phishing, social engineering and general cybersecurity awareness. To validate the effectiveness of our training, simulated phishing campaigns are conducted periodically for all associates. Additionally, third party software vendors and service providers who have access to our data or systems are obligated to adhere to our information security policies and standards as part of their service agreements.
Cybersecurity Governance
Our Board of Directors (the “Board”) employs a principles-based approach to identify and monitor the myriad of risks impacting the Company, including cybersecurity risks. The executive leadership team monitors our risk environment, including attempting to identify potential unknown risks, and regularly reports on such matters to our Board or committees thereof. We have an enterprise risk management ("ERM") program designed to identify, assess, prioritize, manage and mitigate major risk exposures that could affect our ability to execute on our corporate strategy and fulfill our business objectives. Our ERM program is administered by a risk council made up of members of senior management supported by subject matter experts within our organization. The Board fulfills certain risk oversight functions through its standing committees. Representatives of the risk council report to the Audit Committee on risk exposure, management and tolerance, and related matters. The Audit Committee oversees the risks related to the integrity of the Company’s financial statements and receives an ERM report at least annually. Further, the Company’s Disclosure Controls Committee reports directly to the Audit Committee on certain matters relating to our public disclosures. Our Nominating and Governance Committee has the responsibility of periodically monitoring, reviewing and discussing with management the Company’s cybersecurity preparedness, vulnerabilities, defenses and planned responses, including related risk management programs and practices.
As discussed above, our cybersecurity team oversees information security, cyber and technology risk and IT compliance. As of December 31, 2023, our cybersecurity team consisted of 13 associates with an average of approximately 14 years of cybersecurity experience, all of whom hold college degrees, including three that hold a master’s degree (two of which are in the field of information security), along with 52 professional certifications in aggregate. Our cybersecurity team is led by a Senior Director of Cybersecurity, who reports through one of our Vice Presidents to our Chief Technology and Innovation Officer, who is a member of the executive team.
At least quarterly, our cybersecurity team provides a report to our Nominating and Governance Committee and, at least annually, to the full Board regarding our technology and cybersecurity risk profile, programs and key initiatives, including the maturity of our cybersecurity framework and how we compare to selected industry benchmarks.
Our risk oversight activities, including those related to cybersecurity, are supported by internal reporting structures. These structures include protocols in the event of an incident, including the escalation by the cybersecurity team through its reporting structure to the executive team, our Disclosure Controls Committee, our risk council made up of members of our senior management supported by subject matter experts within our organization that administers our ERM program, our Nominating and Governance Committee and the Board, depending on the level of the threat or incident.
For additional information regarding how cybersecurity threats are reasonably likely to materially affect our business strategy, results of operations or financial condition, see "Risk Factors — Risks Relating to Our Business — We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), pandemics, terrorist attacks, accidental releases of information or similar events, may disrupt our business" and "Risk Factors — Risks Related to Our Business — Security breaches and other disruptions, including cyber-attacks, and our actual or perceived failure to adequately protect business and consumer data could give rise to liability or reputational harm."

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
The physical components of our broadband network require maintenance and periodic upgrades to improve performance and capacity and support existing and new services and products. We also operate a network operations center that monitors our network at all times.
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
Holders
As of February 16, 2024, there were approximately 750 holders of record of our common stock.
Dividends
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board.
Performance Graph
The following graph compares the cumulative total stockholder return of our common stock between December 31, 2018 and December 31, 2023 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index (the “Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on December 31, 2018 and that dividends, if any, were reinvested. The Peer Group of data, video and voice services companies consists of Altice USA, Inc.; Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc.
Comparison of 60 Month Cumulative Return

$400
$300
$200
$100
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Cable One, Inc.
S&P 500 Index
Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Cable One, Inc.	$100.00	$182.82	$275.01	$218.88	$89.27	$71.10
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Peer Group	$100.00	$145.72	$183.18	$174.76	$111.76	$139.13
Source: S&P Global Market Intelligence
© 2024

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
Purchases of Equity Securities by the Issuer
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2023 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2023(2)	102	$615.64	—	$143,104
November 1 to 30, 2023(2)	59	$550.05	—	$143,104
December 1 to 31, 2023(2)	1	$526.40	—	$143,104
Total	162	$591.20	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of stock appreciation rights under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company's common stock on the applicable vesting or exercise measurement date.
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
Overview
We are a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2023, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million homes passed as of December 31, 2023. Of these customers, approximately 1,059,000 subscribed to data services, 142,000 subscribed to video services and 119,000 subscribed to voice services as of December 31, 2023.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2023, they are residential data (58.4%), business services (data, voice and video provided to businesses: 18.1%) and residential video (15.4%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
In 2023, our Adjusted EBITDA margins for residential data and business services were approximately four and five times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 63% and 65% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per PSU basis.
We focus on growing our higher margin businesses, namely residential data and business services. Our strategy acknowledges the industry-wide trends of declining profitability of residential video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy has focused on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long-term.

Excluding the effects of recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We have experienced significant growth in residential data customers and revenues since 2013 and we expect growth for this product line to continue over the long-term. We believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi support service and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue to grow ARPU from our existing customers over the long-term and capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. During the fourth quarter of 2023, our average residential data customer used 705 Gigabytes of data per month, with nearly 25% of our customers using over 1 Terabyte of data per month. We believe that the capacity and reliability of our networks exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers. We experienced elevated growth in residential data revenues during the first two years of the COVID-19 pandemic, but have seen more subdued growth in recent quarters due in part to macroeconomic headwinds and continued competition in certain areas of our footprint.
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
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business services while de-emphasizing our residential video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We now offer Sparklight TV, an IPTV video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; FWA data providers; and OTT video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 69% of our total capital expenditures since 2017 focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to certain markets and currently offer Gigabit download data service to nearly all of our homes passed. We have also deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business services product lines.
We expect to continue to devote financial resources to infrastructure improvements in existing and newly acquired markets as well as to expand high-speed data service in areas adjacent to our existing network. We believe these investments are necessary to continually meet our customers’ needs and remain competitive. The capital enhancements associated with acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back-office functions such as billing, accounting and service provisioning; migrating products to Cable One's platforms; and expanding our high-capacity fiber network.

Our primary goals are to continue growing residential data and business services revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures over the long-term. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value, supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, combat competitive threats in our markets through more targeted pricing and product offerings and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also plan to seek broadband-related acquisition and strategic investment opportunities in rural markets in addition to the pursuit of organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business services product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.
During the fourth quarter of 2023, we increased our efforts to supplement the growth of our residential data customer base by targeting a broader scope of incremental customers, including those who are more value-conscious, through more targeted pricing and product offerings. These efforts contributed to the growth in our residential data PSUs during the fourth quarter of 2023, as compared to the third quarter of 2023, while also contributing to the reduction in residential data services ARPU for the quarter.
Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. Thus, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. The FCC currently is considering several initiatives, including proposed rules regarding net neutrality that could lead to increased regulation of our data and video services. Numerous states, including Arizona, Minnesota and Missouri (where we have subscribers), also have proposed administrative actions and/or legislation in the past or currently are considering such actions, which could lead to increased regulation of our provision of data services. Several states, including Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.
We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our technologically advanced fiber-based infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber-to-the-premises or HFC network with ample unused capacity, and nearly all of our homes passed have access to Gigabit download speeds, including certain markets that have access to multi-Gigabit download speeds, which we believe meaningfully distinguishes our offerings from certain competitors in our markets. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition, we began the deployment of symmetrical Gigabit speeds over our data network in select markets during 2023 and plan to begin deploying DOCSIS 4.0 by the end of 2024. These upgrades will allow us to further increase plant capacity in support of ongoing increases in consumer demand. We believe these investments will reinforce our competitive strength in this area.
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

In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested a combined $634.9 million in CTI, Nextlink, Wisper and MBI and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested a combined $95.8 million in Point Broadband, Tristar and Nextlink. In 2022, we contributed certain fiber operations to Clearwave Fiber in exchange for an approximately 58% equity interest in Clearwave Fiber valued at $440.0 million as of the closing date, divested our Tallahassee, Florida system and certain other non-core assets and invested a combined $41.8 million (including the $7.0 million fair value of our Tallahassee, Florida system) in Point Broadband, MetroNet, Visionary and Ziply. In 2023, our strategic investment and divestiture activities consisted of the following:
•We invested an additional $1.6 million in Visionary.
•We invested an additional $27.8 million in Ziply.
•In July 2023, we redeemed our equity investment in Wisper for total cash proceeds of $35.9 million, which resulted in the recognition of a $1.8 million gain.
•In July 2023, we divested our equity investment in Tristar for total cash proceeds of $20.9 million, which resulted in the recognition of a $3.4 million loss.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion and analysis of our financial condition and results of operations for 2022 compared to 2021 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues	$1,678,081	$1,706,043	$(27,962)	(1.6)%
Total costs and expenses	$1,151,178	$1,167,054	$(15,876)	(1.4)%
Income from operations	$526,903	$538,989	$(12,086)	(2.2)%
Net income	$267,436	$234,118	$33,318	14.2%
Cash flows from operating activities	$663,170	$738,040	$(74,870)	(10.1)%
Cash flows from investing activities	$(341,904)	$(448,267)	$106,363	(23.7)%
Cash flows from financing activities	$(346,127)	$(463,425)	$117,298	(25.3)%
Adjusted EBITDA	$916,944	$911,851	$5,093	0.6%
Capital expenditures	$371,028	$414,095	$(43,067)	(10.4)%

PSU and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2023	2022	Change	% Change
Residential data PSUs	960.5	963.7	(3.3)	(0.3)%
Residential video PSUs	134.2	171.2	(37.1)	(21.6)%
Residential voice PSUs	79.2	91.3	(12.1)	(13.3)%
Total residential PSUs	1,173.8	1,226.3	(52.4)	(4.3)%

Business data PSUs	98.8	96.6	2.2	2.3%
Business video PSUs	8.1	10.3	(2.2)	(21.7)%
Business voice PSUs	39.5	40.8	(1.3)	(3.1)%
Total business services PSUs	146.4	147.7	(1.3)	(0.9)%

Total data PSUs	1,059.3	1,060.4	(1.1)	(0.1)%
Total video PSUs	142.3	181.5	(39.3)	(21.6)%
Total voice PSUs	118.7	132.1	(13.4)	(10.1)%
Total PSUs	1,320.2	1,374.0	(53.8)	(3.9)%

Residential customer relationships	994.4	1,010.2	(15.8)	(1.6)%
Business customer relationships	102.6	101.6	1.1	1.1%
Total customer relationships	1,097.0	1,111.7	(14.7)	(1.3)%

Homes passed	2,774.9	2,704.3	70.6	2.6%
In recent years, our customer mix has shifted away from double- and triple-play packages combining data, video and/or voice services, which is in line with our strategy of focusing on our higher margin residential data and business services product lines. This is largely because some residential video customers have switched to OTT offerings and households continue to discontinue residential voice services. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.
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
2023 Compared to 2022
Revenues
Revenues decreased $28.0 million, or 1.6%, due primarily to decreases in residential video and residential voice revenues, partially offset by an increase in residential data revenues.
Revenues by service offering for 2023 and 2022, together with the percentages of total revenues that each item represented for the years presented, were as follows (dollars in thousands):

	Year Ended December 31,
	2023		2022		2023 vs. 2022
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$979,296	58.4%	$934,564	54.8%	$44,732	4.8%
Residential video	257,966	15.4%	325,200	19.1%	(67,234)	(20.7)%
Residential voice	37,088	2.2%	43,096	2.5%	(6,008)	(13.9)%
Business services	304,527	18.1%	305,286	17.9%	(759)	(0.2)%
Other	99,204	5.9%	97,897	5.7%	1,307	1.3%
Total revenues	$1,678,081	100.0%	$1,706,043	100.0%	$(27,962)	(1.6)%
Residential data service revenues increased $44.7 million, or 4.8%, due primarily to increased customer subscriptions to premium tiers, migration of existing customers to higher tiers and a rate adjustment implemented during the second quarter of 2023.
Residential video service revenues decreased $67.2 million, or 20.7%, due primarily to a decrease in residential video subscribers.
Residential voice service revenues decreased $6.0 million, or 13.9%, due primarily to a decrease in residential voice subscribers.
Business services revenues decreased $0.8 million, or 0.2%, due primarily to the divestiture of certain operations that generated $3.5 million of business service revenues during 2022 and a decrease in business video and voice subscribers, largely offset by an increase in business data subscribers.
Other revenues increased $1.3 million, or 1.3%, due primarily to an increase in regulatory revenues.

ARPU for the indicated service offerings for 2023 and 2022 were as follows:

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Residential data	$84.57	$81.12	$3.45	4.3%
Residential video	$140.63	$130.06	$10.57	8.1%
Residential voice	$36.20	$36.60	$(0.40)	(1.1)%
Business services	$248.55	$252.19	$(3.64)	(1.4)%
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $440.9 million for 2023 and decreased $30.0 million, or 6.4%, compared to 2022. The decrease in operating expenses was primarily attributable to $49.9 million of lower programming and franchise fees as a result of video customer losses, partially offset by increases of $10.9 million in property taxes, $2.9 million in rent expense, $2.5 million in health insurance costs and $2.0 million in maintenance costs. Operating expenses as a percentage of revenues were 26.3% and 27.6% for 2023 and 2022, respectively.
Selling, general and administrative expenses were $354.7 million for 2023 and increased $4.4 million, or 1.2%, compared to 2022. The increase in selling, general and administrative expenses was primarily attributable to increases of $9.3 million in marketing costs, $5.4 million in labor and other compensation-related costs and $4.2 million in software expense, partially offset by decreases of $9.4 million in property taxes, $4.3 million in health insurance costs and $3.2 million in professional services fees. Selling, general and administrative expenses as a percentage of revenues were 21.1% and 20.5% for 2023 and 2022, respectively.
Depreciation and amortization expense was $342.9 million for 2023 and decreased $7.6 million, or 2.2%, compared to 2022. The decrease in depreciation and amortization expense was primarily due to lower intangible asset amortization expense of $10.4 million driven by the use of accelerated amortization methods for certain customer relationship intangible assets. Depreciation and amortization expense as a percentage of revenues was 20.4% and 20.5% for 2023 and 2022, respectively.
We recognized a net loss on asset sales and disposals of $12.7 million and $9.2 million in 2023 and 2022, respectively.
We recognized a $22.1 million non-cash gain associated with the Clearwave Fiber Contribution and $8.3 million in non-cash losses associated with the dispositions of our Tallahassee, Florida system and certain other non-core assets during 2022.
Interest Expense
Interest expense was $170.1 million for 2023 and increased $32.4 million, or 23.6%, compared to 2022, driven primarily by higher interest rates.
Other Income (Expense), Net
Other income, net, was $54.6 million for 2023 and consisted primarily of a $28.0 million non-cash gain on fair value adjustment associated with the MBI Net Option, $18.6 million of interest and investment income, a $12.3 million non-cash mark-to-market gain on the investment in Point Broadband and a $1.8 million gain on the redemption of the Wisper equity investment, partially offset by a $3.4 million loss on the sale of the Tristar equity investment and $3.3 million of debt issuance costs written off in connection with the entry into the New Credit Agreement. Other expense, net, was $25.9 million for 2022 and consisted primarily of a $40.7 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by $13.7 million of interest and investment income.
Income Tax Provision
Income tax provision was $89.7 million for 2023 and decreased $36.6 million, or 29.0%, compared to 2022. Our effective tax rate was 21.8% and 33.7% for 2023 and 2022, respectively. The decrease in the effective tax rate was due primarily to decreases of $16.5 million in income tax expense related to a change in the valuation allowance associated with the MBI Net Option (as defined and described in note 6 to the consolidated financial statements) and $16.1 million in deferred income tax expense related to state blended rate changes.

Net Income
Net income was $267.4 million for 2023 compared to $234.1 million for 2022.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax was $13.3 million for 2023 compared to an unrealized gain on cash flow hedges and other, net of tax of $132.8 million for 2022. The $146.1 million year-over-year change was due to smaller increases in forward interest rates during 2023 compared to the prior year.
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
We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the New Credit Agreement and the Senior Notes Indenture (as defined elsewhere in this Annual Report on Form 10-K) to determine compliance with the covenants contained in the New Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure that we have used in our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Year Ended December 31,		2023 vs. 2022
(dollars in thousands)	2023	2022	$ Change	% Change
Net income	$267,436	$234,118	$33,318	14.2%

Plus: Interest expense	170,147	137,713	32,434	23.6%
Income tax provision	89,704	126,332	(36,628)	(29.0)%
Depreciation and amortization	342,891	350,462	(7,571)	(2.2)%
Equity-based compensation	29,420	22,514	6,906	30.7%
Severance and contract termination costs	2,890	—	2,890	NM
(Gain) loss on deferred compensation	—	(154)	154	(100.0)%
Acquisition-related costs	1,331	3,208	(1,877)	(58.5)%
(Gain) loss on asset sales and disposals, net	12,708	9,199	3,509	38.1%
System conversion costs	801	1,466	(665)	(45.4)%
(Gain) loss on sales of businesses, net	—	(13,833)	13,833	(100.0)%
Equity method investment (income) loss, net	54,256	14,913	39,343	NM
Other (income) expense, net	(54,640)	25,913	(80,553)	NM

Adjusted EBITDA	$916,944	$911,851	$5,093	0.6%

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
As part of our 45% minority equity interest in MBI, we acquired the right, but not the obligation, to purchase all but not less than all of the remaining equity interests in MBI that we do not already own between January 1, 2023 and June 30, 2024 (the "Call Option"). Investors affiliated with GTCR LLC, a private equity firm based in Chicago, have the right, but not the obligation, to sell (and to cause all members of MBI other than us to sell) to us and, in such case, we are obligated to purchase all but not less than all of the direct and indirect equity interests in MBI that we do not already own between July 1, 2025 through September 30, 2025 (the "Put Option"). The purchase price payable upon the exercise of the Call Option or the Put Option, as applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA as specified in the documentation governing our investment in MBI in 2020. We have not yet obtained the capital that we believe will be necessary to pay the purchase price if either the Call Option or the Put Option are exercised. At this time, we do not expect to exercise the Call Option.
The following table shows a summary of our net cash flows for the years indicated (dollars in thousands):

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$663,170	$738,040	$(74,870)	(10.1)%
Net cash used in investing activities	(341,904)	(448,267)	106,363	(23.7)%
Net cash used in financing activities	(346,127)	(463,425)	117,298	(25.3)%
Change in cash and cash equivalents	(24,861)	(173,652)	148,791	(85.7)%
Cash and cash equivalents, beginning of period	215,150	388,802	(173,652)	(44.7)%
Cash and cash equivalents, end of period	$190,289	$215,150	$(24,861)	(11.6)%
The $74.9 million year-over-year decrease in net cash provided by operating activities was primarily attributable to increases in cash paid for income taxes and interest along with unfavorable changes in the timing of working capital balances compared to the prior year, partially offset by a $5.1 million increase in Adjusted EBITDA
The $106.4 million year-over-year decrease in net cash used in investing activities was due primarily to $56.7 million of proceeds received from sales of equity investments in 2023, a $43.1 million decrease in cash paid for capital expenditures and a $21.0 million decrease in new debt and equity investments, partially offset by $9.2 million of proceeds received from the dispositions of our Tallahassee, Florida system and certain other non-core assets in the prior year.
The $117.3 million year-over-year decrease in net cash used in financing activities from the prior year was due primarily to the receipt of net proceeds of $629.9 million from long-term debt borrowings in 2023 and a $253.7 million reduction in share repurchases, partially offset by $768.8 million of higher debt repayments. Refer to the following section for further information on our financing activity.

On July 1, 2015, the Board authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of our common stock). On May 20, 2022, the Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock). We exhausted the share repurchase authorization under the 2015 authorization during the second quarter of 2022 and had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2023. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through the end of 2023, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million, including 141,551 shares purchased at an aggregate cost of $99.6 million during 2023 under our share repurchase programs. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors.
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2023, the Board approved a quarterly dividend of $2.95 per share of common stock, which was paid on December 15, 2023, bringing total dividends distributed during 2023 to $66.3 million. On February 6, 2024, the Board approved a quarterly dividend of $2.95 per share of common stock to be paid on March 8, 2024 to holders of record as of February 20, 2024.
Financing Activity
Senior Credit Facilities
Prior to February 22, 2023, we had in place the third amended and restated credit agreement among us and our lenders, dated as of October 30, 2020 (as amended prior to February 22, 2023, the "Credit Agreement"), that provided for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”), $625.0 million maturing in 2027 (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
On February 22, 2023, we entered into the fourth amended and restated credit agreement with our lenders to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing our outstanding term loans as of December 31, 2023); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our then outstanding Term Loan A-2. In July 2023, we transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
We repaid $150.0 million of outstanding Revolving Credit Facility borrowings during 2023, reducing the outstanding balance to $338.0 million as of December 31, 2023. In February 2024, we repaid an additional $50.0 million of the outstanding Revolving Credit Facility borrowings.
As of December 31, 2023, the interest margins applicable to the Senior Credit Facilities are, at our option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.

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
As of December 31, 2023, we had approximately $1.8 billion of aggregate outstanding term loan borrowings and $338.0 million of borrowings and $662.0 million available for borrowing under the Revolving Credit Facility. A summary of the term loans outstanding under the New Credit Agreement as of December 31, 2023 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$238,125	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.71%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	749,223	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.71%
Term Loan B-4	5/3/2021	800,000	1.0%	780,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	7.47%
Total		$1,825,000		$1,767,348		$1,674,445

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
Other Debt-Related Information
In connection with the refinancing transaction completed during 2023, we capitalized $7.8 million of debt issuance costs and wrote-off to other expense $3.3 million of existing unamortized debt issuance costs. We recorded debt issuance cost amortization of $4.7 million and $5.3 million for 2023 and 2022, respectively, within interest expense in the consolidated statements of operations and comprehensive income.
Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2023	2022
Revolving Credit Facility portion:
Other noncurrent assets	$3,087	$1,904
Term loans and Notes portion:
Long-term debt (contra account)	22,532	23,913
Total	$25,619	$25,817
Unamortized debt discount associated with the Convertible Notes was $12.0 million and $16.3 million as of December 31, 2023 and 2022, respectively. We recorded debt discount amortization of $4.3 million during both 2023 and 2022 within interest expense in the consolidated statement of operations and comprehensive income.
On May 3, 2022, we entered into a letter of credit agreement with MUFG Bank, Ltd. which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2023, $10.5 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.0% per annum.
We were in compliance with all debt covenants as of December 31, 2023.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $29.0 million and expense of $11.9 million on interest rate swaps for 2023 and 2022, respectively, which were reflected within interest expense in the consolidated statements of operations and comprehensive income.

Refer to notes 10 and 12 to the consolidated financial statements for further details regarding our financing activity, outstanding debt and interest rate swaps.
Capital Expenditures
We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations and the expansion of our high-capacity fiber network. We are entering the final year of capital enhancements associated with acquired operations, which has been focused on upgrading any remaining low-capacity markets and migrating products and billing systems to Cable One platforms. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.
Our capital expenditures by category for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Customer premise equipment(1)	$62,066	$101,252
Commercial(2)	38,893	34,282
Scalable infrastructure(3)	54,097	52,086
Line extensions(4)	51,466	52,839
Upgrade/rebuild(5)	60,898	87,284
Support capital(6)	103,608	86,352
Total	$371,028	$414,095

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

Contractual Obligations and Contingent Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2023 (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2024	$101,275	$4,875	$18,244	$53,441	$177,835
2025	46,467	3,827	18,244	16,300	84,838
2026	13,435	2,854	593,244	11,532	621,065
2027	—	2,008	18,244	1,273	21,525
2028	—	1,309	1,441,244	1,136	1,443,689
Thereafter	—	3,357	1,586,128	3,920	1,593,405
Total	$161,177	$18,230	$3,675,348	$87,602	$3,942,357

(1)Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2023 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.
(2)Lease payments include payment obligations related to our outstanding finance and operating lease arrangements as of December 31, 2023.
(3)Debt payments include principal repayment obligations for our outstanding debt instruments as of December 31, 2023, including $338.0 million of current outstanding Revolving Credit Facility borrowings that mature in 2028 (which may be repaid before then).
(4)Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in our consolidated balance sheet.
We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:
•We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $15.0 million and $12.3 million for 2023 and 2022, respectively.
•Fees imposed on us by various governmental authorities, including franchise fees, are passed through monthly to our customers and are periodically remitted to authorities. These fees were $26.9 million and $31.2 million for 2023 and 2022, respectively. As we act as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.
•We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $29.8 million and $52.1 million as of December 31, 2023 and 2022, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.
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
Long-lived Assets
A long-lived asset or asset group is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment may include:
•a significant decrease in the market value of the asset;
•a significant change in the extent or manner in which an asset is used or a significant change in the physical condition of the asset;
•a significant adverse change in legal factors or in the business climate that could affect the value of an asset, including an adverse action or assessment by a regulator;
•an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset;
•a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset; and
•a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its estimated useful life.
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
Goodwill and Indefinite-Lived Intangible Assets
We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2023	2022
Goodwill and indefinite-lived intangible assets	$3,029,493	$3,030,293
Total assets	$6,846,933	$6,913,890
Goodwill and indefinite-lived intangible assets as a percentage of total assets	44.2%	43.8%

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
Indefinite-Lived Intangible Asset Unit of Accounting. Our intangible asset with an indefinite life is from franchise agreements that we have with state and local governments. Franchise agreements allow us to contract and operate our business within specified geographic areas. We expect our franchise agreements to provide substantial benefit for a period that extends beyond the foreseeable horizon, and we have historically been able to obtain renewals and extensions of such agreements without material modifications to the agreements for nominal costs. These costs are expensed as incurred.
We assess our indefinite-lived intangible asset for impairment as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. We have identified a single unit of accounting for our franchise agreements for use in impairment assessments based on our current operations and the use of our assets.
Property, Plant and Equipment
Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2023	2022
Property, plant and equipment, net	$1,791,120	$1,701,755
Total assets	$6,846,933	$6,913,890
Property, plant and equipment, net as a percentage of total assets	26.2%	24.6%

	Year Ended December 31,
	2023	2022	2021
Cash paid for property, plant and equipment	$367,704	$410,737	$384,527
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2023, our market risk sensitive instruments consisted of our Senior Credit Facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition: Liquidity and Capital Resources — Financing Activity” and notes 10 and 12 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.
Outstanding borrowings under our Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either SOFR or a base rate, in each case plus an applicable credit spread adjustment and interest rate margin, were approximately $2.1 billion at December 31, 2023. We are also party to two interest rate swap agreements to effectively convert the variable rate interest to fixed base rates of 2.595% and 2.691% for $850.0 million and $350.0 million of such outstanding debt, respectively. Based on the principal outstanding under our Senior Credit Facilities with exposure to SOFR at December 31, 2023, assuming, hypothetically, that the SOFR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $9.1 million.
Additionally, as of December 31, 2023, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of December 31, 2023, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $529.8 million, $491.6 million and $263.9 million, respectively.
As of December 31, 2022, outstanding borrowings under our Senior Credit Facilities were approximately $2.3 billion and the notional amount of our effective interest rate swap agreement was $1.2 billion. Based on the principal then-outstanding under our Senior Credit Facilities with exposure to LIBOR at December 31, 2022, assuming, hypothetically, that the LIBOR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have been $10.7 million higher in 2022.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, the related notes thereto and the report of the independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference herein.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions or Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of February 22, 2024 are incorporated by reference from the section of this Annual Report on Form 10-K entitled “Business — Information About Our Executive Officers.”
The other information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2024 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2024 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2024 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2024 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
(1)Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Annual Report on Form 10-K are filed as a part of this Annual Report on Form 10-K.
(2)Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.
(b)Exhibits.

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

10.2	Cable One, Inc. Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.3	Cable One, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K of Cable One, Inc. filed on June 11, 2015).+

10.4	Form of Stock Appreciation Right Agreement for grants during 2017 (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2017).+

10.5
Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.6
Form of Non-Employee Director Restricted Stock Unit Agreement for grants during 2017 through 2019 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on May 4, 2017).+

10.7	Form of Stock Appreciation Right Agreement for grants during 2018 (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.8
Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees during 2018 and 2019 (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Cable One, Inc. filed on March 1, 2018).+

10.9	Peter N. Witty Offer Letter dated February 12, 2018 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 10, 2019).+

10.10	Form of Stock Appreciation Right Agreement for grants during 2019 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2019).+

10.11
Form of Stock Appreciation Right Agreement for grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.12
Form of Restricted Stock Award Agreement for performance-based restricted stock grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.13
Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.14
Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants during 2020 and 2021 (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 28, 2020).+

10.15
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

10.17
Second Amended and Restated Limited Liability Company Agreement, dated as of November 12, 2020, by and among Mega Broadband Investments Holdings LLC, Cable One, Inc., and the other unitholders party thereto (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 26, 2021).†

10.18	James A. Obermeyer Offer Letter dated January 22, 2020. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 7, 2021).+

10.19	Cable One, Inc. 2022 Senior Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2022).+

10.20	Megan M. Detz Offer Letter dated February 12, 2021 (incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.21	Megan M. Detz Offer Letter dated March 5, 2021 (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.22	Todd M. Koetje Offer Letter dated May 27, 2021 (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.23	Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.24
Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2022 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.25
Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2022 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.26
Form of Restricted Stock Award Agreement for time-based proportional-vest restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.27
Form of Restricted Stock Award Agreement for time-based cliff-vest restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.28
Form of Stock Appreciation Right Award Agreement for grants beginning in 2022 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.29
Form of Restricted Stock Award Agreement for performance-based restricted stock grants beginning in 2022 (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.30
Form of Executive Service-Based Three-Year Proportional Vest Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

10.31
Form of Executive Service-Based Three-Year Cliff Vest Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

10.32
Form of Performance-Based Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

10.33
Fourth Restatement Agreement, dated as of February 22, 2023, to the Third Amended and Restated Credit Agreement, dated as of October 30, 2020, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on February 24, 2023).

10.34
Amendment No. 1, dated as of May 22, 2023, to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2023, among Cable One, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 4, 2023).

10.35
Form of Non-Employee Director Restricted Stock Unit Award Agreement (2022 Plan) for annual equity grants beginning in 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 23, 2023).+

10.36
Form of Non-Employee Director Restricted Stock Unit Award Agreement (2022 Plan) for grants in lieu of cash fees beginning in 2023 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on May 23, 2023).+

10.37
Form of Executive Service-Based Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 3, 2023).+

10.38
Form of Performance-Based Restricted Stock Unit Award Agreement for grants beginning in 2024 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 2, 2024).+

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Incentive Compensation Recovery Policy required by Section 10D of the Securities Exchange Act of 1934.*+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
____________________
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

CABLE ONE, INC. (Registrant)

Date: February 22, 2024	By:	/s/ Julia M. Laulis
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
S-1

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	February 22, 2024
Julia M. Laulis	(Principal Executive Officer)

/s/ Todd M. Koetje	Chief Financial Officer	February 22, 2024
Todd M. Koetje	(Principal Financial Officer and Principal Accounting Officer)

/s/ P. Robert Bartolo	Director	February 22, 2024
P. Robert Bartolo

/s/ Brad D. Brian	Director	February 22, 2024
Brad D. Brian

/s/ Deborah J. Kissire	Director	February 22, 2024
Deborah J. Kissire

/s/ Mary E. Meduski	Director	February 22, 2024
Mary E. Meduski

/s/ Thomas O. Might	Director	February 22, 2024
Thomas O. Might

/s/ Sherrese M. Smith	Director	February 22, 2024
Sherrese M. Smith

/s/ Wallace R. Weitz	Director	February 22, 2024
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 22, 2024
Katharine B. Weymouth
S-2

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cable One, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Capitalization of Internal Labor Costs
As described in Note 2 and included within the property, plant and equipment balances in Note 7 to the consolidated financial statements, capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred where applicable, operational data and management judgment. Capitalized labor costs represent a portion of the consolidated balance of property, plant and equipment, net of $1.8 billion as of December 31, 2023.
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
Fair Value of Options Associated with the Mega Broadband Investment
As described in Notes 5, 6, and 13 to the consolidated financial statements, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC (“MBI”) in 2020. The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “net option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The fair values of the call and put options as of December 31, 2023 were liabilities of $15.2 million and $121.2 million, respectively, and were included within other noncurrent liabilities. The net option is remeasured at fair value on a quarterly basis resulting in a $28.0 million increase in fair value of the net option during the year ended December 31, 2023 which is reported within other income (expense), net.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 22, 2024
We have served as the Company’s auditor since 2014.

CABLE ONE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values)	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$190,289	$215,150
Accounts receivable, net	93,973	74,383
Prepaid and other current assets	58,116	57,172
Total Current Assets	342,378	346,705
Equity investments	1,125,447	1,195,221
Property, plant and equipment, net	1,791,120	1,701,755
Intangible assets, net	2,595,892	2,666,585
Goodwill	928,947	928,947
Other noncurrent assets	63,149	74,677
Total Assets	$6,846,933	$6,913,890

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$156,645	$164,518
Deferred revenue	27,169	23,706
Current portion of long-term debt	19,023	55,931
Total Current Liabilities	202,837	244,155
Long-term debt	3,626,928	3,752,591
Deferred income taxes	974,467	966,821
Other noncurrent liabilities	169,556	192,350
Total Liabilities	4,973,788	5,155,917

Commitments and contingencies (refer to note 18)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,616,987 and 5,766,011 shares outstanding as of December 31, 2023 and 2022, respectively)	62	62
Additional paid-in capital	607,574	578,154
Retained earnings	1,825,542	1,624,406
Accumulated other comprehensive income (loss)	36,745	50,031
Treasury stock, at cost (558,412 and 409,388 shares held as of December 31, 2023 and 2022, respectively)	(596,778)	(494,680)
Total Stockholders' Equity	1,873,145	1,757,973
Total Liabilities and Stockholders' Equity	$6,846,933	$6,913,890
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Revenues	$1,678,081	$1,706,043	$1,605,836
Costs and Expenses:
Operating (excluding depreciation and amortization)	440,916	470,916	455,352
Selling, general and administrative	354,663	350,310	347,058
Depreciation and amortization	342,891	350,462	339,025
(Gain) loss on asset sales and disposals, net	12,708	9,199	7,829
(Gain) loss on sales of businesses, net	—	(13,833)	—
Total Costs and Expenses	1,151,178	1,167,054	1,149,264
Income from operations	526,903	538,989	456,572
Interest expense	(170,147)	(137,713)	(113,449)
Other income (expense), net	54,640	(25,913)	(6,002)
Income before income taxes and equity method investment income (loss), net	411,396	375,363	337,121
Income tax provision	89,704	126,332	45,765
Income before equity method investment income (loss), net	321,692	249,031	291,356
Equity method investment income (loss), net	(54,256)	(14,913)	468
Net income	$267,436	$234,118	$291,824

Net Income per Common Share:
Basic	$47.34	$39.73	$48.49
Diluted	$45.14	$38.06	$46.49
Weighted Average Common Shares Outstanding:
Basic	5,648,934	5,892,077	6,017,778
Diluted	6,062,331	6,314,148	6,387,354

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(13,286)	$132,826	$57,888
Comprehensive income	$254,150	$366,944	$349,712
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	—	—	—	291,824	—	—	291,824
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	57,888	—	57,888
Equity-based compensation	—	—	20,054	—	—	—	20,054
Issuance of equity awards, net of forfeitures	22,569	—	—	—	—	—	—
Withholding tax for equity awards	(3,911)	—	—	—	—	(8,517)	(8,517)
Dividends paid to stockholders ($10.50 per common share)	—	—	—	(63,453)	—	—	(63,453)
Balance at December 31, 2021	6,046,362	62	555,640	1,456,543	(82,795)	(136,355)	1,793,095
Net income	—	—	—	234,118	—	—	234,118
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	132,826	—	132,826
Equity-based compensation	—	—	22,514	—	—	—	22,514
Issuance of equity awards, net of forfeitures	16,753	—	—	—	—	—	—
Repurchase of common stock	(294,062)	—	—	—	—	(353,289)	(353,289)
Withholding tax for equity awards	(3,042)	—	—	—	—	(5,036)	(5,036)
Dividends paid to stockholders ($11.20 per common share)	—	—	—	(66,255)	—	—	(66,255)
Balance at December 31, 2022	5,766,011	62	578,154	1,624,406	50,031	(494,680)	1,757,973
Net income	—	—	—	267,436	—	—	267,436
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(13,286)	—	(13,286)
Equity-based compensation	—	—	29,420	—	—	—	29,420
Issuance of equity awards, net of forfeitures	(3,874)	—	—	—	—	—	—
Repurchases of common stock	(141,551)	—	—	—	—	(99,614)	(99,614)
Withholding tax for equity awards	(3,599)	—	—	—	—	(2,484)	(2,484)
Dividends paid to stockholders ($11.60 per common share)	—	—	—	(66,300)	—	—	(66,300)
Balance at December 31, 2023	5,616,987	$62	$607,574	$1,825,542	$36,745	$(596,778)	$1,873,145
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$267,436	$234,118	$291,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,891	350,462	339,025
Non-cash interest expense, net	9,019	9,518	9,157
Equity-based compensation	29,420	22,514	20,054
Write-off of debt issuance costs	3,340	—	2,131
Change in deferred income taxes	11,479	68,378	28,993
(Gain) loss on asset sales and disposals, net	12,708	9,199	7,829
(Gain) loss on sales of businesses, net	—	(13,833)	—
Equity method investment (income) loss, net	54,256	14,913	(468)
Fair value adjustments	(39,514)	40,400	48,027
Gain on step acquisition	—	—	(33,406)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,590)	2,734	19,656
Prepaid and other current assets	(2,227)	(3,971)	(5,595)
Accounts payable and accrued liabilities	(10,664)	(157)	(23,184)
Deferred revenue	3,463	(389)	2,543
Other	1,153	4,154	(2,245)
Net cash provided by operating activities	663,170	738,040	704,341

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	—	(2,065,982)
Cash paid for debt and equity investments	(29,410)	(50,385)	(95,800)
Dividends received	—	—	68,706
Proceeds from sales of equity investments	56,730	—	5,325
Capital expenditures	(371,028)	(414,095)	(391,934)
Change in accrued expenses related to capital expenditures	3,324	3,358	7,407
Purchase of wireless licenses	(2,750)	—	—
Proceeds from sales of property, plant and equipment	1,230	3,628	708
Proceeds from sales of operations	—	9,227	—
Net cash used in investing activities	(341,904)	(448,267)	(2,471,570)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	638,000	—	1,695,850
Payment of debt issuance costs	(8,096)	—	(13,742)
Payments on long-term debt	(807,633)	(38,845)	(30,501)
Repurchases of common stock	(99,614)	(353,289)	—
Payment of withholding tax for equity awards	(2,484)	(5,036)	(8,517)
Dividends paid to stockholders	(66,300)	(66,255)	(63,453)
Deposits received for asset construction	—	—	1,485
Net cash provided by (used in) financing activities	(346,127)	(463,425)	1,581,122

Change in cash and cash equivalents	(24,861)	(173,652)	(186,107)
Cash and cash equivalents, beginning of period	215,150	388,802	574,909
Cash and cash equivalents, end of period	$190,289	$215,150	$388,802

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$160,224	$127,158	$102,891
Cash paid for income taxes, net of refunds received	$92,456	$23,379	$(1,243)
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 24 Western, Midwestern and Southern U.S. states. At the end of 2023, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,059,000 subscribed to data services, 142,000 subscribed to video services and 119,000 subscribed to voice services.
On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray Acquisition Holdings, LLC, a data, video and voice services provider ("Hargray"), that it did not already own for approximately $2.0 billion in cash on a debt-free basis (the "Hargray Acquisition"). The transaction was funded through a combination of cash on hand and proceeds from new indebtedness.
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
The Company also engaged in other various strategic equity investment activity during 2021, 2022 and 2023.
Refer to notes 3 and 6 for further details on the Company's acquisitions and equity investments, respectively.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The Company’s results of operations for the years ended December 31, 2023, 2022 and 2021 may not be indicative of the Company’s future results. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company also generally receives an allocation of scheduled advertising time as part of its distribution agreements with cable and broadcast networks, which the Company sells to local, regional and national advertisers under contracts with terms that are typically less than one year. In instances where the available advertising time is sold directly by the Company’s internal sales force, the Company is acting as principal in these arrangements and the advertising that is sold is reported as revenue on a gross basis. In instances where advertising time is sold by contracted third-party agencies, the Company is not acting as principal and the advertising sold is therefore reported net of agency fees. Advertising revenues are recognized when the related advertisements are aired.
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
Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $51.7 million, $42.4 million and $40.1 million in 2023, 2022 and 2021, respectively.
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

For each of the Company’s equity investments, the Company assesses each investment for indicators of impairment on a quarterly basis based primarily on the investee’s most recently available financial and operating information. If it is determined that the fair value of an investment has fallen below its carrying value, the carrying value is adjusted down to fair value and an impairment loss equal to the amount of the adjustment is recognized within the period’s consolidated statement of operations and comprehensive income.
Upon the sale of an equity investment, the difference between the proceeds received and carrying value of the investment is recognized as a gain (loss) within other income (expense) in the consolidated statement of operations and comprehensive income.
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

(1)The weighted average useful life of cable distribution systems is approximately 12 years.
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

Indefinite-Lived Intangible Assets. The Company’s intangible asset with an indefinite life is from franchise agreements that it has with state and local governments. Franchise agreements allow the Company to contract and operate its business within specified geographic areas. The Company expects its franchise agreements to provide substantial benefit for a period that extends beyond the foreseeable horizon, and the Company has historically been able to obtain renewals and extensions of such agreements without material modifications to the agreements for nominal costs. These costs are expensed as incurred.
The Company has identified a single unit of accounting for its franchise agreements for use in impairment assessments based on the Company’s current operations and use of its assets.
The Company assesses its indefinite-lived intangible asset for impairment as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. The Company evaluates the unit of accounting used to test for impairment periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The impairment assessment may first consider qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, the Company estimates the fair value of its franchise agreements primarily based on a multi-period excess earnings method (“MPEEM”) analysis which involves significant judgment. When analyzing the fair value indicated under the MPEEM approach, the Company also considers multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) generated by the underlying assets, current market transactions and profitability information. If the fair value of the indefinite-lived intangible asset was determined to be less than the carrying amount, the Company would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset.
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
Recently Adopted Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) and other reference rates that are to be discontinued. The Company applied the updated guidance when it transitioned certain of its debt instruments and interest rate swaps from LIBOR to the Secured Overnight Financing Rate ("SOFR") during 2023. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.
Recently Issued But Not Yet Adopted Accounting Pronouncements. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures around tax rate reconciliations, income taxes payments and other tax-related information. The ASU is effective for annual periods beginning after December 15, 2024 and can be applied on either a prospective or retrospective basis. The Company currently plans to adopt ASU 2023-09 in the first quarter of 2025 on a prospective basis and does not expect the updated guidance to have a material impact on its consolidated financial statements.
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
Acquisition costs incurred by the Company are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. The Company incurred $1.3 million, $3.2 million and $10.8 million of acquisition-related costs in 2023, 2022 and 2021, respectively. These costs are included within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income.
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

(1)Consists of approximately $2.0 billion of cash for the additional approximately 85% equity interest in Hargray that the Company did not already own and the $146.6 million May 3, 2021 fair value of the Company’s existing approximately 15% equity investment in Hargray. The Company recognized a $33.4 million non-cash gain within other income in the consolidated statement of operations and comprehensive income upon the acquisition in 2021, representing the difference between the existing equity investment’s fair value and $113.2 million carrying value. The fair value of the existing investment was calculated as approximately 15% of the fair value of Hargray’s total equity value (determined using the discounted cash flow method of the income approach, less debt), excluding the impact of any synergies or control premium that would be realized by a controlling interest.
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

The following unaudited pro forma combined results of operations information has been prepared as if the Hargray Acquisition had occurred on January 1, 2021 (in thousands, except per share data):

(Unaudited)
Year Ended
December 31, 2021
Revenues	$1,708,734
Net income	$230,685
Net income per common share:
Basic	$38.33
Diluted	$36.51
The unaudited pro forma combined results of operations information reflects the following pro forma adjustments (dollars in thousands):

(Unaudited)
Year Ended
December 31, 2021
Depreciation and amortization	$(6,152)
Interest expense	$(2,804)
Acquisition costs	$(15,403)
Gain on step acquisition	$(33,400)
Income tax provision	$33,577
Weighted average common shares outstanding - diluted	71,219
The unaudited pro forma combined results of operations information is provided for informational purposes only and is not necessarily intended to represent the results that would have been achieved had the Hargray Acquisition been consummated on January 1, 2020 or indicative of the results that may be achieved in the future.
4.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Residential:
Data	$979,296	$934,564	$835,725
Video	257,966	325,200	339,707
Voice	37,088	43,096	47,519
Business services	304,527	305,286	308,767
Other	99,204	97,897	74,118
Total revenues	$1,678,081	$1,706,043	$1,605,836

Franchise and other regulatory fees	$26,864	$31,226	$31,418
Deferred commission amortization	$5,676	$5,092	$5,405
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

Net accounts receivable from contracts with customers totaled $68.0 million and $45.8 million at December 31, 2023 and 2022, respectively.
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
Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of December 31, 2023, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. The $23.7 million of current deferred revenue at December 31, 2022 was recognized within revenues in the consolidated statement of operations and comprehensive income during 2023. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.
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
5.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2023	2022
Trade receivables	$72,076	$48,958
Income taxes receivable	—	1,668
Other receivables(1)	26,006	26,948
Less: Allowance for credit losses	(4,109)	(3,191)
Total accounts receivable, net	$93,973	$74,383

(1)Balances include amounts due from Clearwave Fiber for services provided under a transition services agreement of $3.7 million and $15.6 million as of December 31, 2023 and 2022, respectively. The 2023 balance also includes a $11.4 million receivable from the federal government under the Secure and Trusted Communications Networks Reimbursement Program.

The changes in the allowance for credit losses were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$3,191	$2,541	$1,252
Additions - charged to costs and expenses	9,816	9,170	5,965
Deductions - write-offs	(13,885)	(13,998)	(10,587)
Recoveries collected	4,987	5,478	5,911
Ending balance	$4,109	$3,191	$2,541
Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid repairs and maintenance	$2,596	$4,059
Software implementation costs	1,812	1,349
Prepaid insurance	3,507	3,506
Prepaid rent	2,227	2,125
Prepaid software	9,762	8,897
Deferred commissions	5,371	4,596
Interest rate swap asset	24,511	25,794
Prepaid income tax payments	5,470	—
All other current assets	2,860	6,846
Total prepaid and other current assets	$58,116	$57,172
Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$10,650	$11,325
Deferred commissions	9,793	8,916
Software implementation costs	7,115	6,472
Debt issuance costs	3,087	1,904
Debt investment	2,228	2,102
Assets held for sale	889	914
Interest rate swap asset	24,453	40,289
All other noncurrent assets	4,934	2,755
Total other noncurrent assets	$63,149	$74,677

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accounts payable	$45,025	$39,554
Accrued programming costs	18,453	20,456
Accrued compensation and related benefits	20,149	26,515
Accrued sales and other operating taxes	14,518	14,541
Accrued franchise fees	2,952	3,902
Deposits	5,954	6,236
Operating lease liabilities	3,391	3,924
Accrued insurance costs	5,167	5,525
Cash overdrafts	12,058	9,445
Interest payable	6,340	5,801
Income taxes payable	2,579	13,006
All other accrued liabilities	20,059	15,613
Total accounts payable and accrued liabilities	$156,645	$164,518
Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Operating lease liabilities	$6,768	$6,733
Accrued compensation and related benefits	8,847	8,973
Deferred revenue	15,066	8,070
MBI Net Option (as defined in note 6)(1)	136,360	164,350
All other noncurrent liabilities	2,515	4,224
Total other noncurrent liabilities	$169,556	$192,350

(1)Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 6), consisting of liabilities of $15.2 million and $121.2 million, respectively, as of December 31, 2023 and liabilities of $6.5 million and $157.9 million, respectively, as of December 31, 2022. Refer to notes 6 and 13 for further information on the MBI Net Option (as defined in note 6).

6.    EQUITY INVESTMENTS
On May 3, 2021, the Company acquired the remaining approximately 85% equity interest in Hargray that it did not already own for an approximately $2.0 billion cash purchase price, which implied a $2.2 billion total enterprise value for Hargray on a debt-free basis, and recognized a $33.4 million non-cash gain as a result of the fair value remeasurement of the Company’s existing equity interest on the acquisition date. On October 1, 2021, the Company made a minority equity investment for a less than 10% ownership interest in Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband"), for $25.0 million. On October 18, 2021, the Company completed a minority equity investment for a less than 10% ownership interest in Tristar Acquisition I Corp, a special-purpose acquisition company ("Tristar"), for $20.8 million. On November 5, 2021, the Company invested an additional $50.0 million to acquire preferred units in AMG Technology Investment Group, LLC, a wireless internet service provider (“Nextlink”), increasing its equity interest to approximately 17%.
On January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber. The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended December 31, 2021. The Company's approximately 58% investment in Clearwave Fiber was valued at $440.0 million as of the closing date. The Company recognized a non-cash gain of $22.1 million associated with this transaction. On March 24, 2022, the Company invested an additional $5.4 million in Point Broadband. On April 1, 2022, the Company contributed its Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million. On June 1, 2022, the Company completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million. On September 6, 2022, the Company entered into a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"), under which the Company agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. The Company funded $22.2 million in November 2022.
The Company invested an additional $1.6 million in Visionary in 2023 and funded the remaining $27.8 million under the subscription agreement with Ziply during 2023. In July 2023, the Company's equity investment in Wisper ISP, LLC, a wireless internet service provider ("Wisper"), was redeemed for total cash proceeds of $35.9 million (the "Wisper Redemption"), which resulted in the recognition of a $1.8 million gain. Also in July 2023, the Company divested its equity investment in Tristar for total cash proceeds of $20.9 million, which resulted in the recognition of a $3.4 million loss.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair value assessments as of their respective acquisition dates.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	December 31, 2023		December 31, 2022
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet	<10%	$7,000	<10%	$7,000
Nextlink	<20%	77,245	<20%	77,245
Point Broadband	<10%	42,623	<10%	30,373
Tristar	—	—	<10%	23,413
Visionary	<10%	8,822	<10%	7,190
Ziply	<10%	50,000	<10%	22,222
Others	<10%	13,926	<10%	13,624
Total cost method investments		$199,616		$181,067

Equity Method Investments
Clearwave Fiber	~58%	$359,876	~58%	$409,514
MBI(1)	45.0%	565,955	45.0%	571,075
Wisper	—	—	40.4%	33,565
Total equity method investments		$925,831		$1,014,154

Total equity investments		$1,125,447		$1,195,221

(1)The Company holds a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), that the Company does not already own between January 1, 2023 and June 30, 2024. Certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the "MBI Net Option") are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $136.4 million and $164.4 million as of December 31, 2023 and December 31, 2022, respectively, and was included within other noncurrent liabilities in the consolidated balance sheets. Refer to note 13 for further information on the MBI Net Option.
On December 28, 2021, the Company received a $68.7 million dividend distribution from MBI, which resulted in a corresponding decrease to the carrying value of the MBI investment. The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by approximately $487.5 million and $497.8 million as of December 31, 2023 and 2022, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, along with certain other operating information, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Equity Method Investment Income (Loss)
Clearwave Fiber	$(49,638)	$(30,486)	$—
MBI(1)	(5,120)	13,361	(4,258)
Wisper	502	2,212	4,726
Total	$(54,256)	$(14,913)	$468

Other Income (Expense), Net
Mark-to-market adjustments(2)	$13,082	$330	$2,283
Gain (loss) on sale of equity investments, net	$(1,558)	$—	$—
MBI Net Option change in fair value	$27,990	$(40,730)	$(50,310)

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. The Company recognized $5.7 million, $26.9 million and $10.3 million of its pro rata share of MBI’s net income and $10.8 million, $13.5 million and $14.5 million of its pro rata share of basis difference amortization during 2023, 2022 and 2021, respectively.
(2)Amount for 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.
The following tables present summarized financial information for our equity method investments (in thousands):

	As of December 31,
	2023(1)	2022
Current assets	$40,592	$115,476
Noncurrent assets	1,796,600	1,772,135
Total assets	$1,837,192	$1,887,611

Current liabilities	$86,241	$101,763
Noncurrent liabilities	952,395	859,727
Total liabilities	$1,038,636	$961,490

(1)Balances as of December 31, 2023 do not include Wisper, as the Wisper Redemption occurred in July 2023.

	Year Ended December 31,
	2023(1)	2022	2021
Revenues	$403,438	$383,435	$287,355
Total costs and expenses	$383,294	$342,752	$227,656
Income from operations	$20,144	$40,683	$59,699
Net income (loss)	$(71,872)	$12,732	$34,576

(1)Amounts for the year ended December 31, 2023 only include Wisper for the period prior to the July 2023 Wisper Redemption.
The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Cable distribution systems	$2,491,903	$2,454,452
Customer premise equipment	380,820	339,132
Other equipment and fixtures	376,847	450,301
Buildings and improvements	140,063	138,467
Capitalized software	70,928	58,740
Construction in progress	188,774	230,644
Land	13,641	12,541
Right-of-use assets	10,789	11,323
Property, plant and equipment, gross	3,673,765	3,695,600
Less: Accumulated depreciation and amortization	(1,882,645)	(1,993,845)
Property, plant and equipment, net	$1,791,120	$1,701,755
The Company contributed $280.0 million of property, plant and equipment, net, to the Clearwave Fiber joint venture on January 1, 2022, and recognized a $22.1 million non-cash gain on the transaction. The Company divested $6.8 million of property, plant and equipment, net, in the dispositions of the Tallahassee, Florida system and certain other non-core assets during the second quarter of 2022 and recognized an $8.3 million net loss.
The Company classified $0.9 million of property, plant and equipment as held for sale as of both December 31, 2023 and 2022. Such assets are included within other noncurrent assets in the condensed consolidated balance sheets.
Depreciation and amortization expense for property, plant and equipment was $269.4 million, $266.6 million and $264.4 million in 2023, 2022 and 2021, respectively.
8.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $928.9 million as of both December 31, 2023 and 2022. The change in carrying value of goodwill during 2022 was due to the following (in thousands):

Goodwill
Balance at December 31, 2021	$967,913
Clearwave Fiber contribution	(39,942)
Hargray measurement period adjustments	2,739
Other divestitures	(1,762)
Balance at December 31, 2022	$928,947
The Company has not historically recorded any impairment of goodwill.

Intangible assets consisted of the following (dollars in thousands):

		December 31, 2023			December 31, 2022
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$784,381	$295,817	$488,564	784,381	225,445	558,936
Trademarks and trade names	2.7 – 4.2	11,846	8,782	3,064	11,846	6,675	5,171
Wireless licenses	10 – 15	4,169	451	3,718	1,418	286	1,132
Total finite-lived intangible assets		$800,396	$305,050	$495,346	$797,645	$232,406	$565,239

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,100,546
Trademark and trade names				—			800
Total indefinite-lived intangible assets				$2,100,546			$2,101,346

Total intangible assets, net				$2,595,892			$2,666,585
Intangible asset amortization expense was $73.5 million, $83.9 million and $74.6 million in 2023, 2022 and 2021, respectively.
The future amortization of existing finite-lived intangible assets as of December 31, 2023 was as follows (in thousands):

Year Ending December 31,	Amount
2024	$66,103
2025	61,115
2026	55,601
2027	51,720
2028	48,121
Thereafter	212,686
Total	$495,346
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.
9.    LEASES
As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for buildings and fiber optic networks. These leases have remaining lease terms ranging from less than one year to 42 years, with some including an option to extend the lease for up to ten additional years and some including an option to terminate the lease within one year.
As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from less than one year to six years, with some including a lessee option to extend the leases for up to three additional years and some including an option to terminate the lease within one year.

Significant judgment is required when determining whether a fiber optic network access contract contains a lease, defining the duration of the lease term and selecting an appropriate discount rate, as discussed below:
•The Company concluded it was the lessee or lessor for fiber optic network access arrangements only when the asset is specifically identifiable and both substantially all the economic benefit is obtained by the lessee and the lessee’s right to direct the use of the asset exists.
•The Company’s lease terms are only for periods in which there are enforceable rights. For accounting purposes, a lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without requiring permission from the other party with no more than an insignificant penalty. The Company’s lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
•Most of the Company’s leases do not contain an implicit interest rate. Therefore, the Company held discussions with lenders, evaluated its published credit rating and incorporated interest rates on currently held debt in determining discount rates that reflect what the Company would pay to borrow on a collateralized basis over similar terms for its lease obligations.
As of December 31, 2023, additional operating leases that have not yet commenced were not material. Additionally, lessor accounting disclosures were not material as of and for the years ended December 31, 2023, 2022 and 2021.
Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
ROU Assets
Property, plant and equipment, net:
Finance leases	$6,909	$8,054
Other noncurrent assets:
Operating leases	$10,650	$11,325

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$3,391	$3,924
Current portion of long-term debt:
Finance leases	$779	$923
Long-term debt:
Finance leases	$4,381	$3,921
Other noncurrent liabilities:
Operating leases	$6,768	$6,733
Total:
Finance leases	$5,160	$4,844
Operating leases	$10,159	$10,657

The components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease expense:
Amortization of right-of-use assets	$1,138	$987	$945
Interest on lease liabilities	347	335	369
Operating lease expense	4,989	5,318	6,362
Short-term lease expense	544	—	—
Variable lease expense	23	4	—
Total lease expense	$7,041	$6,644	$7,676
Amortization of ROU assets is included within depreciation and amortization expense; interest on lease liabilities is included within interest expense; and operating, short-term and variable lease expense is included within operating expenses and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Supplemental lessee financial information is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$1,077	$859	$770
Finance leases - operating cash flows	$347	$335	$369
Operating leases - operating cash flows	$4,807	$5,180	$6,190
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases(1)	$(8)	$82	$1,089
Operating leases(2)	$4,244	$4,054	$7,700

(1)The amount for 2023 includes a $2.3 million reversal as a result of the remeasurement of an ROU asset due to a change in estimated remaining renewal periods.
(2)The amount for 2021 includes $4.3 million of ROU assets acquired in the Hargray Acquisition.

	As of December 31,
	2023	2022
Weighted average remaining lease term:
Finance leases (in years)	8.7	10.1
Operating leases (in years)	3.7	3.8
Weighted average discount rate:
Finance leases	7.23%	6.04%
Operating leases	4.86%	3.59%

As of December 31, 2023, the future maturities of existing lease liabilities were as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2024	$1,100	$3,775
2025	978	2,849
2026	857	1,997
2027	617	1,391
2028	551	758
Thereafter	3,018	339
Total	7,121	11,109
Less: Present value discount	(1,961)	(950)
Lease liability	$5,160	$10,159
10.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2023	2022
Senior Credit Facilities (as defined below)	$2,105,348	$2,273,904
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	5,160	4,844
Total debt	3,680,508	3,848,748
Less: Unamortized debt discount	(12,025)	(16,313)
Less: Unamortized debt issuance costs	(22,532)	(23,913)
Less: Current portion of long-term debt	(19,023)	(55,931)
Total long-term debt	$3,626,928	$3,752,591
Senior Credit Facilities. Prior to February 22, 2023, the Company had in place the third amended and restated credit agreement among the Company and its lenders, dated as of October 30, 2020 (as amended prior to February 22, 2023, the “Credit Agreement”) that provided for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”), $625.0 million maturing in 2027 (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”).
On February 22, 2023, the Company entered into the fourth amended and restated credit agreement with its lenders to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing the Company's outstanding term loans as of December 31, 2023); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2. In July 2023, the Company transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.

As of December 31, 2023, the interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors. The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to the greater of $700.0 million and 75.0% of Annualized Operating Cash Flow (as defined in the New Credit Agreement) plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Credit Agreement) is no greater than 3.5 to 1.0.
The Senior Credit Facilities contain customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Senior Credit Facilities also require the Company to maintain specified ratios of total net indebtedness and first lien net indebtedness to consolidated operating cash flow. The Senior Credit Facilities also contain customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of other material debt of the Company and of its restricted subsidiaries, bankruptcy or insolvency, the entry against the Company or any of its restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.
The Revolving Credit Facility gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio. No letters of credit were issued under the Revolving Credit Facility as of December 31, 2023.
The Company repaid $150.0 million of outstanding Revolving Credit Facility borrowings during 2023.
As of December 31, 2023, the Company had approximately $1.8 billion of aggregate outstanding term loan borrowings and $338.0 million of borrowings and $662.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans under the Senior Credit Facilities as of December 31, 2023 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$238,125	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.71%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	749,223	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.71%
Term Loan B-4	5/3/2021	800,000	1.0%	780,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	7.47%
Total		$1,825,000		$1,767,348		$1,674,445

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

Notes.
Senior Notes
In November 2020, the Company issued $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees the Company obligations under the Credit Agreement or that guarantees its certain capital markets debt or a guarantor in an aggregate principal amount in excess of $250.0 million.
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(6,610)	(5,415)	(12,025)	(9,610)	(6,703)	(16,313)
Less: Unamortized debt issuance costs	(180)	(153)	(333)	(262)	(189)	(451)
Net carrying amount	$568,210	$339,432	$907,642	$565,128	$338,108	$903,236
Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$3,881	$3,881	$—	$3,881	$3,881
Amortization of discount	3,000	1,288	4,288	3,001	1,288	4,289
Amortization of debt issuance costs	82	36	118	82	36	118
Total interest expense	$3,082	$5,205	$8,287	$3,083	$5,205	$8,288

Effective interest rate	0.5%	1.5%		0.5%	1.5%
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
Other. In connection with various financing transactions completed during 2023 and 2021, the Company capitalized $7.8 million and $13.7 million of debt issuance costs and wrote-off to other expense $3.3 million and $2.1 million of existing unamortized debt issuance costs, respectively. The Company recorded debt issuance cost amortization of $4.7 million, $5.3 million and $5.6 million for 2023, 2022 and 2021, respectively, within interest expense in the consolidated statements of operations and comprehensive income.
Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2023	2022
Revolving Credit Facility portion:
Other noncurrent assets	$3,087	$1,904
Term loans and Notes portion:
Long-term debt (contra account)	22,532	23,913
Total	$25,619	$25,817
The future maturities of outstanding borrowings as of December 31, 2023 were as follows (in thousands):

Year Ending December 31,	Amount
2024	$18,244
2025	18,244
2026	593,244
2027	18,244
2028	1,441,244
Thereafter	1,586,128
Total	$3,675,348
On May 3, 2022, the Company entered into a letter of credit agreement with MUFG Bank, Ltd. which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2023, $10.5 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.0% per annum.
The Company was in compliance with all debt covenants as of December 31, 2023.

11.    INCOME TAXES
The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2023
U.S. federal	$63,893	$4,888	$68,781
State and local	14,333	6,590	20,923
Total	$78,226	$11,478	$89,704

Year Ended December 31, 2022
U.S. federal	$45,982	$35,086	$81,068
State and local	12,994	32,270	45,264
Total	$58,976	$67,356	$126,332

Year Ended December 31, 2021
U.S. federal	$11,010	$36,514	$47,524
State and local	5,296	(7,055)	(1,759)
Total	$16,306	$29,459	$45,765
The income tax provision is different than the amount of income tax calculated by applying the U.S. federal statutory rate of 21.0% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	$86,363	$78,826	$70,902
State and local taxes, net of U.S. federal tax	10,357	10,813	(1,389)
Reversal of deferred tax liability on minority interest	—	—	(29,138)
Investment in Clearwave Fiber	—	5,829	—
State rate change	6,746	22,920	—
Equity-based compensation	2,297	(943)	(5,651)
Valuation allowance	(6,720)	9,678	10,111
Section 162(m) limitation	1,985	2,480	2,205
Equity method investments	(11,394)	(3,132)	98
Other items	70	(139)	(1,373)
Income tax provision	$89,704	$126,332	$45,765

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2023	2022
Other benefit obligations	$2,538	$2,659
Equity-based compensation	7,366	6,565
Net operating losses	5,145	5,666
Accrued bonus	2,152	3,909
Reserves	2,939	2,478
Lease liabilities	2,528	2,620
Capitalized research and development expenditures	6,451	2,665
State tax credit	4,066	3,353
Unrealized capital losses	19,340	26,212
Section 163(j) interest limitation	10,352	—
Other items	6,782	2,961
Deferred tax assets, gross	69,659	59,088
Less: Valuation allowance	(19,340)	(26,212)
Deferred tax assets, net	50,319	32,876

Property, plant and equipment	322,155	301,975
Goodwill and other intangible assets	554,098	549,605
Investments in subsidiaries and partnerships	126,867	122,650
ROU assets	3,881	4,405
Prepaid expenses	5,098	4,828
Interest rate swap	11,755	15,948
Other items	932	286
Deferred tax liabilities	1,024,786	999,697

Net deferred income tax liability	$974,467	$966,821
In 2020, the Company acquired an approximately 15% equity interest in Hargray, a partnership, and recognized a deferred tax liability as a result of a difference between GAAP and tax records on the partnership’s outside basis. After the Hargray Acquisition in 2021, the Company filed an election to treat Hargray, now wholly owned, as a corporation. Since the Company expects to recover its outside basis in Hargray through tax-free means the Company reversed its initial deferred tax liability, generating federal and state deferred income tax benefits of $29.1 million and $6.0 million, respectively, in 2021.
In 2022, the Company contributed certain component 2 goodwill to Clearwave Fiber, which is goodwill acquired in a prior transaction that did not receive a tax basis and for which ASC 740 precluded the recording of a deferred tax liability at the time. As the Company records deferred taxes on partnerships based on the outside basis difference between GAAP and tax records, and not based on the underlying assets contributed, the Company recognized $5.8 million in deferred income tax expense upon the establishment of the corresponding deferred tax liability.
In 2022, the acquired Hargray operations were deemed unitary with the rest of the Company for state income tax purposes, requiring the filing of combined state income tax returns in certain states. As a result, the Company revalued its net deferred tax liability to reflect the new state income tax rates at which the liability is expected to reverse, recognizing $22.9 million in deferred income tax expense during 2022.
In 2023, the Company revalued its net deferred tax liability to reflect the new state income tax rate at which the liability is expected to reverse, recognizing $6.7 million in deferred income tax expense during 2023.
The Company has concluded that it is more likely than not that it will realize all of its gross deferred tax assets, except for those that relate to unrealized capital losses associated with the MBI Net Option that may expire prior to the generation of offsetting capital gains. Valuation allowances have been recorded against such deferred tax assets.

The Company had $4.1 million of state tax credits and $5.1 million of tax-effected state net operating loss ("NOL") carryforwards at December 31, 2023, which have expiration dates at various points starting in 2032. Additionally, the Company had $10.4 million of tax-effected federal and state Section 163(j) disallowed interest expense carryforwards at December 31, 2023, which have an indefinite life.
The Company files corporate income tax returns with the federal government and with states where it conducts business. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service, with tax years 2015, 2016 and 2019 onward still subject to review. The 2015 and 2016 tax years are only subject to the examination of NOLs carried back from 2019 as a result of the Coronavirus Aid, Relief, and Economic Security Act. The Company’s state tax returns are subject to examination by local tax authorities for tax years 2019 onward, but NOL and credit carryforwards arising prior to then are also subject to adjustment.
The Company did not have any uncertain tax positions at December 31, 2023 and 2022.
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
The combined fair values of the Company’s interest rate swaps are reflected within the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2023	2022
Assets:
Current portion:
Prepaid and other current assets	$24,511	$25,794
Noncurrent portion:
Other noncurrent assets	24,453	40,289
Total interest rate swap asset	$48,964	$66,083

Stockholders’ Equity:
Accumulated other comprehensive income (loss)	$36,936	$50,221

The combined effect of the Company’s interest rate swaps on the consolidated statements of operations and comprehensive income was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest (contra-expense) expense	$(28,996)	$11,946	$31,311

Unrealized gain (loss) on cash flow hedges, gross	$(17,118)	$174,371	$77,716
Less: Tax effect	3,832	(42,277)	(19,499)
Unrealized gain (loss) on cash flow hedges, net of tax	$(13,286)	$132,094	$58,217
The Company does not hold any derivative instruments for speculative trading purposes.
13.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of December 31, 2023 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of December 31, 2023 were as follows (dollars in thousands):

	December 31, 2023
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$108,402	$108,402	Level 1
Other noncurrent assets (including current portion):
Interest rate swap asset	$48,964	$48,964	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$1,767,348	$1,762,930	Level 2
Revolver Credit Facility	$338,000	$335,465	Level 2
Senior Notes	$650,000	$529,750	Level 2
Convertible Notes	$920,000	$755,550	Level 2
Other noncurrent liabilities:
MBI Net Option	$136,360	$136,360	Level 3
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

The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	December 31, 2023		December 31, 2022
	Cable One	MBI	Cable One	MBI
Equity volatility	40.0%	30.0%	34.0%	31.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	7.5%	8.5%	7.5%	8.5%
Cost of debt	8.5%		7.5%
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
14.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Treasury shares of 558,412 held at December 31, 2023 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Programs. On July 1, 2015, the Company’s board of directors (the “Board”) authorized up to $250.0 million of share repurchases (subject to a total cap of 600,000 shares of common stock) (the "2015 Program"). On May 20, 2022, the Company's Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock) (the "2022 Program" and, together with the 2015 Program, the "Share Repurchase Programs"). The Company exhausted the share repurchase authorization under the 2015 Program during the second quarter of 2022 and had $143.1 million of remaining share repurchase authorization under the 2022 Program as of December 31, 2023. Additional purchases under the 2022 Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the inception of the Share Repurchase Programs through December 31, 2023, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million, including 141,551 shares purchased at an aggregate cost of $99.6 million during 2023.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock, vesting and distribution of restricted stock units ("RSUs") and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during 2023, 2022 and 2021 were $2.5 million, $5.0 million, and $8.5 million, for which the Company withheld 3,599, 3,042, and 3,911 shares of common stock, respectively.

15.    EQUITY-BASED COMPENSATION
The Company’s stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held on May 20, 2022. The 2022 Plan superseded and replaced the then existing Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan” and, together with the 2022 Plan, the "Incentive Compensation Plans"), provided, however, that any awards previously granted under the 2015 Plan will remain in effect pursuant to their respective terms. No further awards will be granted under the 2015 Plan. The Incentive Compensation Plans are designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers, employees and consultants of the Company are eligible to be granted one or more of the following types of awards under the Incentive Compensation Plans: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) RSUs, (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent units ("DEUs" and, together with restricted stock awards and RSUs, "Restricted Stock") and (9) other stock-based awards, including deferred stock units. At December 31, 2023, 417,657 shares were available for issuance under the 2022 Plan.
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

	Year Ended December 31,
	2023	2022	2021
Restricted Stock	$27,885	$19,987	$17,014
SARs	1,535	2,527	3,040
Total	$29,420	$22,514	$20,054
The Company recognized excess tax shortfalls of $2.0 million and excess tax benefits of $0.5 million and $6.7 million related to equity-based awards during 2023, 2022 and 2021, respectively. The deferred tax asset related to all outstanding equity-based awards was $7.4 million and $6.6 million as of December 31, 2023 and 2022, respectively.
Restricted Stock. The Company has granted restricted shares of Company common stock and restricted stock units subject to performance-based and/or service-based vesting conditions to certain employees of the Company. Restricted Stock generally cliff-vest on the three-year anniversary of the grant date or in three or four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), although certain individual awards have been granted with shorter vesting periods from time to time. Settlement of RSUs are in the form of one share of the Company’s common stock and, for employees, will follow vesting. Performance-based restricted shares are or were subject to performance metrics related primarily to year-over-year growth in Adjusted EBITDA and annual adjusted capital expenditures as a percentage of total revenues or Adjusted EBITDA. Performance-based restricted stock units are subject to a performance metric related to year-over-year growth in Adjusted EBITDA less capital expenditures and a market metric related to three-year cumulative total shareholder return relative to a peer group. Restricted Stock is subject to the terms and conditions of the Incentive Compensation Plans and are otherwise subject to the terms and conditions of the applicable award agreement.
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

A summary of Restricted Stock activity is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	34,944	$1,037.83
Granted	12,525	$2,144.03
Forfeited	(1,468)	$1,414.01
Vested and issued	(11,975)	$872.38
Outstanding as of December 31, 2021	34,026	$1,487.02
Granted	19,109	$1,678.06
Forfeited	(2,008)	$1,874.06
Vested and issued	(8,660)	$1,206.02
Outstanding as of December 31, 2022	42,467	$1,611.99
Granted	70,949	$740.39
Forfeited(1)	(7,854)	$1,609.26
Vested and issued	(14,130)	$1,505.58
Outstanding as of December 31, 2023	91,432	$952.33

Vested and deferred as of December 31, 2023	5,769	$862.43

(1)Includes 4,093 shares forfeited upon the final achievement determination in 2023 for certain performance-based restricted stock awards.
At December 31, 2023, there was $38.8 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.4 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

2023
Risk-free interest rate	4.1%
Expected volatility	39.1%
Simulation term (in years)	2.99
Weighted average grant date fair value	$774.30
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

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2020	58,365	$866.54	$204.29	$79,446	7.3
Granted	5,500	$1,970.24	$530.05	$—	9.5
Exercised	(16,524)	$658.98	$148.76	$21,298	—
Forfeited	(1,601)	$834.92	$201.50
Outstanding as of December 31, 2021	45,740	$1,075.34	$263.62	$32,897	7.1
Granted	—	$—	$—	$—	—
Exercised	(2,500)	$707.16	$164.67	$1,504	—
Forfeited	(1,750)	$1,492.73	$375.76
Expired	(375)	$1,851.23	$469.52
Outstanding as of December 31, 2022	41,115	$1,072.88	$262.99	$591	6.1
Granted	—	$—	$—	$—	—
Exercised	(374)	$707.17	$169.54	$5	—
Forfeited	(375)	$1,274.05	$280.58
Expired	(4,875)	$936.78	$219.98
Outstanding as of December 31, 2023	35,491	$1,093.30	$269.69	$—	5.1

Exercisable as of December 31, 2023	31,116	$985.83	$239.18	$—	4.8
The grant date fair value of the Company’s SARs is measured using the Black-Scholes valuation model. The weighted average inputs used in the model for grants awarded during 2021 were as follows (no SARs were granted during 2023 or 2022):

2021
Expected volatility	27.44%
Risk-free interest rate	0.96%
Expected term (in years)	6.25
Expected dividend yield	0.53%
The Black-Scholes model used to estimate the grant date fair value of the Company’s SARs requires the input of highly subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s equity-based compensation expense could be materially different for future SAR grants. The assumptions for SAR grants are determined as follows:
•Fair Value of Common Stock — Valued by reference to the closing price of the Company’s publicly traded common stock on the date of grant.
•Expected Volatility — The Company estimated the expected future stock price volatility for its common stock by using its historical volatility based on daily price observations for the most recent historical period equal to the length of the instrument's expected term (discussed below).
•Risk-Free Interest Rate — The risk-free interest rate assumption was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the SARs being valued.
•Expected Term — The expected term represents the period that the Company’s SARs are expected to be outstanding. The expected term of the Company’s SARs is based on the “simplified method” which defines the expected term as the average of the contractual term and the weighted-average vesting period for all tranches.

•Expected Dividend Yield — The Company expects to continue to pay quarterly dividends in the future and, as such, the expected dividend yield was calculated as the Company’s current annual dividend divided by the Company’s closing stock price on the grant date.
At December 31, 2023, there was $1.3 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.8 years.
16.    OTHER INCOME AND EXPENSE
Other income (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gain on Hargray step acquisition	$—	$—	$33,406
MBI Net Option fair value adjustment	27,990	(40,730)	(50,310)
Write-off of debt issuance costs	(3,340)	—	(2,131)
Interest and investment income	18,569	13,670	11,580
Gain (loss) on sale of equity investments, net	(1,558)	—	—
Mark-to-market adjustments and other(1)	12,979	1,147	1,453
Other income (expense), net	$54,640	$(25,913)	$(6,002)

(1)Amount for 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.

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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income - basic	$267,436	$234,118	$291,824
Add: Convertible Notes interest expense, net of tax	6,215	6,216	5,136
Net income - diluted	$273,651	$240,334	$296,960

Denominator:
Weighted average common shares outstanding - basic	5,648,934	5,892,077	6,017,778
Effect of dilutive equity-based compensation awards(1)	9,149	17,823	36,547
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	333,029
Weighted average common shares outstanding - diluted	6,062,331	6,314,148	6,387,354

Net Income per Common Share:
Basic	$47.34	$39.73	$48.49
Diluted	$45.14	$38.06	$46.49

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	23,566	18,673	3,444

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
The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2023 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated effect and timing that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2024	$101,275	$4,875	$18,244	$53,441	$177,835
2025	46,467	3,827	18,244	16,300	84,838
2026	13,435	2,854	593,244	11,532	621,065
2027	—	2,008	18,244	1,273	21,525
2028	—	1,309	1,441,244	1,136	1,443,689
Thereafter	—	3,357	1,586,128	3,920	1,593,405
Total	$161,177	$18,230	$3,675,348	$87,602	$3,942,357

(1)Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2023 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.
(2)Lease payments include payment obligations related to the Company’s outstanding finance and operating lease arrangements as of December 31, 2023.
(3)Debt payments include principal repayment obligations for the Company’s outstanding debt instruments as of December 31, 2023, including $338.0 million of current outstanding Revolving Credit Facility borrowings that mature in 2028 (although which may be repaid before then).
(4)Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in the consolidated balance sheet.
The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:
•The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $15.0 million, $12.3 million and $11.5 million for 2023, 2022 and 2021, respectively.
•Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $26.9 million, $31.2 million and $31.4 million for 2023, 2022 and 2021, respectively. As the Company acts as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

•The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $29.8 million and $52.1 million as of December 31, 2023 and 2022, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.
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