Form 10-Q
period 2024-03-31
Cable One, Inc.
filed 2024-05-03
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of April 26, 2024
Common stock, par value $0.01	5,619,075

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”):
•rising levels of competition from historical and new entrants in our markets;
•recent and future changes in technology, and our ability to develop, deploy and operate new technologies, service offerings and customer service platforms;
•our ability to continue to grow our residential data and business data revenues and customer base;
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
•risks that the implementation of our new enterprise resource planning system and billing systems disrupt business operations;
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
•lower demand for our residential data and business data products;
•fluctuations in our stock price;
•dilution from equity awards, convertible indebtedness and potential future convertible debt and stock issuances;
•damage to our reputation or brand image;
•our ability to retain key employees (whom we refer to as associates);
•our ability to incur future indebtedness;
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described under "Risk Factors" in our 2023 Form 10-K.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$210,733	$190,289
Accounts receivable, net	60,530	93,973
Prepaid and other current assets	76,042	58,116
Total Current Assets	347,305	342,378
Equity investments	1,117,220	1,125,447
Property, plant and equipment, net	1,784,847	1,791,120
Intangible assets, net	2,579,969	2,595,892
Goodwill	928,947	928,947
Other noncurrent assets	81,895	63,149
Total Assets	$6,840,183	$6,846,933

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$140,589	$156,645
Deferred revenue	27,079	27,169
Current portion of long-term debt	19,018	19,023
Total Current Liabilities	186,686	202,837
Long-term debt	3,574,116	3,626,928
Deferred income taxes	978,032	974,467
Other noncurrent liabilities	174,608	169,556
Total Liabilities	4,913,442	4,973,788

Commitments and contingencies (refer to note 15)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,619,098 and 5,616,987 shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	62	62
Additional paid-in capital	615,039	607,574
Retained earnings	1,856,054	1,825,542
Accumulated other comprehensive income (loss)	55,019	36,745
Treasury stock, at cost (556,301 and 558,412 shares held as of March 31, 2024 and December 31, 2023, respectively)	(599,433)	(596,778)
Total Stockholders' Equity	1,926,741	1,873,145
Total Liabilities and Stockholders' Equity	$6,840,183	$6,846,933
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Revenues	$404,312	$421,894
Costs and Expenses:
Operating (excluding depreciation and amortization)	106,512	112,161
Selling, general and administrative	90,390	86,745
Depreciation and amortization	85,641	85,428
(Gain) loss on asset sales and disposals, net	1,907	5,456
Total Costs and Expenses	284,450	289,790
Income from operations	119,862	132,104
Interest expense, net	(35,784)	(37,222)
Other income (expense), net	(7,115)	1,353
Income before income taxes and equity method investment income (loss), net	76,963	96,235
Income tax provision	21,108	22,295
Income before equity method investment income (loss), net	55,855	73,940
Equity method investment income (loss), net	(8,513)	(16,514)
Net income	$47,342	$57,426

Net Income per Common Share:
Basic	$8.43	$10.04
Diluted	$8.11	$9.62
Weighted Average Common Shares Outstanding:
Basic	5,618,745	5,718,745
Diluted	6,026,462	6,128,594

Unrealized gain (loss) on cash flow hedges and other, net of tax	$18,274	$(17,942)
Comprehensive income	$65,616	$39,484
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	5,616,987	$62	$607,574	$1,825,542	$36,745	$(596,778)	$1,873,145
Net income	—	—	—	47,342	—	—	47,342
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	18,274	—	18,274
Equity-based compensation	—	—	7,465	—	—	—	7,465
Issuance of equity awards, net of forfeitures	4,439	—	—	—	—	—	—
Withholding tax for equity awards	(2,328)	—	—	—	—	(2,655)	(2,655)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(16,830)	—	—	(16,830)
Balance at March 31, 2024	5,619,098	$62	$615,039	$1,856,054	$55,019	$(599,433)	$1,926,741

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	5,766,011	$62	$578,154	$1,624,406	$50,031	$(494,680)	$1,757,973
Net income	—	—	—	57,426	—	—	57,426
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(17,942)	—	(17,942)
Equity-based compensation	—	—	5,585	—	—	—	5,585
Issuance of equity awards, net of forfeitures	(6,111)	—	—	—	—	—	—
Repurchases of common stock	(56,766)	—	—	—	—	(41,751)	(41,751)
Withholding tax for equity awards	(3,132)	—	—	—	—	(2,180)	(2,180)
Dividends paid to stockholders ($2.85 per common share)	—	—	—	(16,498)	—	—	(16,498)
Balance at March 31, 2023	5,700,002	$62	$583,739	$1,665,334	$32,089	$(538,611)	$1,742,613
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$47,342	$57,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,641	85,428
Non-cash interest expense, net	2,217	2,317
Equity-based compensation	7,465	5,585
Write-off of debt issuance costs	—	3,340
Change in deferred income taxes	(2,220)	3,143
(Gain) loss on asset sales and disposals, net	1,907	5,456
Equity method investment (income) loss, net	8,513	16,514
Fair value adjustments	7,154	(4,852)
Changes in operating assets and liabilities:
Accounts receivable, net	33,443	28,234
Prepaid and other current assets	(14,211)	(26,220)
Accounts payable and accrued liabilities	(9,910)	(14,004)
Deferred revenue	(90)	648
Other	(2,501)	(1,228)
Net cash provided by operating activities	164,750	161,787

Cash flows from investing activities:
Capital expenditures	(65,887)	(96,106)
Change in accrued expenses related to capital expenditures	(5,894)	(4,745)
Purchase of wireless licenses	(625)	—
Proceeds from sales of property, plant and equipment	2,434	137
Net cash used in investing activities	(69,972)	(100,714)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	638,000
Payment of debt issuance costs	—	(7,898)
Payments on long-term debt	(54,849)	(643,164)
Repurchases of common stock	—	(41,751)
Payment of withholding tax for equity awards	(2,655)	(2,180)
Dividends paid to stockholders	(16,830)	(16,498)
Net cash used in financing activities	(74,334)	(73,491)

Change in cash and cash equivalents	20,444	(12,418)
Cash and cash equivalents, beginning of period	190,289	215,150
Cash and cash equivalents, end of period	$210,733	$202,732

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$32,842	$33,914
Cash paid for income taxes, net of refunds received	$26,399	$43,386
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of March 31, 2024, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,066,000 subscribed to data services, 133,000 subscribed to video services and 115,000 subscribed to voice services.
Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the SEC. As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2023 Form 10-K.
The December 31, 2023 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2023 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.
Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Refer to note 13 for further details.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures around tax rate reconciliations, income taxes payments and other tax-related information. The ASU is effective for annual periods beginning after December 15, 2024 and can be applied on either a prospective or retrospective basis. The Company currently plans to adopt ASU 2023-09 in the first quarter of 2025 on a prospective basis and expects the adoption of the updated guidance to result in the additional disaggregation of certain tax information within the Company's income tax footnote disclosure.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting. The ASU requires additional disclosures regarding a reportable segment's financial information in which the reportable segment is regularly provided to the chief operating decision marker. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The Company currently plans to adopt ASU 2023-07 in the first quarter of 2025 on a retrospective basis and expects the adoption of the updated guidance to result in additional segment-related footnote disclosures within the notes to the consolidated financial statements.

2.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Residential:
Data	$235,820	$242,697
Video	60,358	70,286
Voice	8,561	9,748
Business:
Data	56,640	54,606
Other	19,185	21,654
Other	23,748	22,903
Total revenues	$404,312	$421,894

Franchise and other regulatory fees	$6,391	$7,101
Deferred commission amortization	$1,496	$1,303
Business other revenues include business video, voice and other ancillary service revenues. Other revenues are comprised primarily of regulatory revenues, advertising sales, late charges and reconnect fees.
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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of March 31, 2024, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $27.2 million of current deferred revenue at December 31, 2023, $21.6 million was recognized during the three months ended March 31, 2024. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.
3.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade receivables	$48,689	$72,076
Other receivables(1)	16,283	26,006
Less: Allowance for credit losses	(4,442)	(4,109)
Total accounts receivable, net	$60,530	$93,973

(1)Balances include amounts due from Clearwave Fiber (as defined in note 4) for services provided under a transition services agreement of $3.8 million and $3.7 million as of March 31, 2024 and December 31, 2023, respectively. The balances also include $7.4 million and $11.4 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of March 31, 2024 and December 31, 2023, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$4,109	$3,191
Additions - charged to costs and expenses	2,652	2,491
Deductions - write-offs	(3,763)	(3,451)
Recoveries collected	1,444	1,494
Ending balance	$4,442	$3,725
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid repairs and maintenance	$14,084	$2,596
Software implementation costs	2,186	1,812
Prepaid insurance	2,145	3,507
Prepaid rent	3,546	2,227
Prepaid software	10,280	9,762
Deferred commissions	5,461	5,371
Interest rate swap asset	28,226	24,511
Prepaid income tax payments	5,963	5,470
All other current assets	4,151	2,860
Total prepaid and other current assets	$76,042	$58,116
Other noncurrent assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$9,704	$10,650
Deferred commissions	9,891	9,793
Software implementation costs	7,548	7,115
Debt issuance costs	2,901	3,087
Debt investment	2,261	2,228
Assets held for sale	—	889
Interest rate swap asset	44,797	24,453
All other noncurrent assets	4,793	4,934
Total other noncurrent assets	$81,895	$63,149

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$37,280	$45,025
Accrued programming costs	17,691	18,453
Accrued compensation and related benefits	19,410	20,149
Accrued sales and other operating taxes	11,764	14,518
Accrued franchise fees	2,521	2,952
Deposits	6,025	5,954
Operating lease liabilities	3,139	3,391
Accrued insurance costs	5,160	5,167
Cash overdrafts	6,542	12,058
Interest payable	12,294	6,340
Income taxes payable	—	2,579
All other accrued liabilities	18,763	20,059
Total accounts payable and accrued liabilities	$140,589	$156,645
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities	$6,104	$6,768
Accrued compensation and related benefits	8,362	8,847
Deferred revenue	13,831	15,066
MBI Net Option (as defined in note 4)(1)	143,560	136,360
All other noncurrent liabilities	2,751	2,515
Total other noncurrent liabilities	$174,608	$169,556

(1)Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 4), consisting of liabilities of $25.3 million and $118.3 million, respectively, as of March 31, 2024 and liabilities of $15.2 million and $121.2 million, respectively, as of December 31, 2023. Refer to notes 4 and 9 for further information on the MBI Net Option (as defined in note 4).

4.    EQUITY INVESTMENTS
The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	March 31, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Nextlink(2)	<20%	77,245	<20%	77,245
Point Broadband(3)	<10%	42,623	<10%	42,623
Visionary(4)	<10%	8,822	<10%	8,822
Ziply(5)	<10%	50,000	<10%	50,000
Others	<10%	14,212	<10%	13,926
Total cost method investments		$199,902		$199,616

Equity Method Investments
Clearwave Fiber(6)	~58%	$351,678	~58%	$359,876
MBI(7)	45%	565,640	45%	565,955
Total equity method investments		$917,318		$925,831

Total equity investments		$1,117,220		$1,125,447

(1)MetroNet Systems, LLC, a fiber internet service provider ("MetroNet").
(2)AMG Technology Investment Group, LLC, a wireless internet service provider ("Nextlink").
(3)Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband").
(4)Visionary Communications, Inc., an internet service provider ("Visionary").
(5)Northwest Fiber Holdco., LLC, a fiber internet service provider ("Ziply").
(6)A joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, LLC and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber").
(7)The Company holds a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”) that the Company does not already own between January 1, 2023 and June 30, 2024. Certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $143.6 million and $136.4 million as of March 31, 2024 and December 31, 2023, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 9 for further information on the MBI Net Option.
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $486.8 million and $487.5 million as of March 31, 2024 and December 31, 2023, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and are recorded on a one quarter lag, along with certain other operating information, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Equity Method Investment Income (Losses)
Clearwave Fiber	$(8,198)	$(14,231)
MBI(1)	(315)	(2,403)
Wisper(2)	—	120
Total	$(8,513)	$(16,514)

Other Income (Expense), Net
Mark-to-market adjustments(3)	$46	$12,833
MBI Net Option change in fair value	$(7,200)	$(7,980)

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended March 31, 2024, the Company recognized $2.2 million of its pro rata share of MBI’s net income and $2.5 million of its pro rata share of basis difference amortization. For the three months ended March 31, 2023, the Company recognized $0.8 million of its pro rata share of MBI’s net income and $3.2 million of its pro rata share of basis difference amortization.
(2)Wisper ISP, LLC, a wireless internet service provider ("Wisper"). In July 2023, the Company redeemed its equity investment in Wisper.
(3)The amount for the three months ended March 31, 2023 included a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.
5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cable distribution systems	$2,522,275	$2,491,903
Customer premise equipment	393,625	380,820
Other equipment and fixtures	375,261	376,847
Buildings and improvements	139,993	140,063
Capitalized software	74,470	70,928
Construction in progress	170,219	188,774
Land	16,564	13,641
Right-of-use assets	10,599	10,789
Property, plant and equipment, gross	3,703,006	3,673,765
Less: Accumulated depreciation and amortization	(1,918,159)	(1,882,645)
Property, plant and equipment, net	$1,784,847	$1,791,120
The Company classified $0.9 million of property, plant and equipment as held for sale as of December 31, 2023. Such assets are included within other noncurrent assets in the condensed consolidated balance sheet. These assets were sold during the three months ended March 31, 2024 for total proceeds of $2.3 million, resulting in the recognition of a $1.4 million gain on the sale.
Depreciation and amortization expense for property, plant and equipment was $69.1 million and $67.3 million for the three months ended March 31, 2024 and 2023, respectively.

6.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $928.9 million as of both March 31, 2024 and December 31, 2023. The Company has not historically recorded any impairment of goodwill.
Intangible assets consisted of the following (dollars in thousands):

		March 31, 2024			December 31, 2023
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$784,381	$311,717	$472,664	$784,381	$295,817	$488,564
Trademarks and trade names	2.7 – 4.2	11,846	9,309	2,537	11,846	8,782	3,064
Wireless licenses	10 – 15	4,794	572	4,222	4,169	451	3,718
Total finite-lived intangible assets		$801,021	$321,598	$479,423	$800,396	$305,050	$495,346

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,100,546

Total intangible assets, net				$2,579,969			$2,595,892
Intangible asset amortization expense was $16.5 million and $18.2 million for the three months ended March 31, 2024 and 2023, respectively.
The future amortization of existing finite-lived intangible assets as of March 31, 2024 was as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining nine months)	$49,628
2025	61,182
2026	55,668
2027	51,787
2028	48,188
Thereafter	212,970
Total	$479,423
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

7.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Credit Facilities (as defined below)	$2,050,787	$2,105,348
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	4,873	5,160
Total debt	3,625,660	3,680,508
Less: Unamortized debt discount	(10,956)	(12,025)
Less: Unamortized debt issuance costs	(21,570)	(22,532)
Less: Current portion of long-term debt	(19,018)	(19,023)
Total long-term debt	$3,574,116	$3,626,928
Senior Credit Facilities. Prior to February 22, 2023, the Company had in place the third amended and restated credit agreement among the Company and its lenders, dated as of October 30, 2020 (as amended prior to February 22, 2023, the "Credit Agreement") that provided for senior secured term loans in original aggregate principal amounts of $700.0 million maturing in 2025 (the “Term Loan A-2”), $250.0 million maturing in 2027 (the “Term Loan B-2”), $625.0 million maturing in 2027 (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $500.0 million revolving credit facility maturing in 2025 (the “Revolving Credit Facility” and, together with the Term Loan A-2, the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
On February 22, 2023, the Company entered into the fourth amended and restated credit agreement with its lenders to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing the Company's outstanding term loans as of March 31, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2. In July 2023, the Company transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
As of March 31, 2024, the interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
The Company repaid $150.0 million of the outstanding Revolving Credit Facility borrowings during 2023. In February 2024, the Company repaid an additional $50.0 million of the outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $288.0 million as of March 31, 2024.

Refer to the table below summarizing the Company’s outstanding term loans as of March 31, 2024 and note 10 to the Company’s audited consolidated financial statements included in the 2023 Form 10-K for further details on the Senior Credit Facilities.
As of March 31, 2024, the Company had approximately $1.8 billion of aggregate outstanding term loans and $288.0 million of borrowings and $712.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of March 31, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$237,500	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.68%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	747,287	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.68%
Term Loan B-4	5/3/2021	800,000	1.0%	778,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	7.44%
Total		$1,825,000		$1,762,787		$1,674,445

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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(5,862)	(5,094)	(10,956)	(6,610)	(5,415)	(12,025)
Less: Unamortized debt issuance costs	(160)	(144)	(304)	(180)	(153)	(333)
Net carrying amount	$568,978	$339,762	$908,740	$568,210	$339,432	$907,642

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2024			2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970
Amortization of discount	748	321	1,069	740	318	1,058
Amortization of debt issuance costs	20	9	29	20	9	29
Total interest expense	$768	$1,300	$2,068	$760	$1,297	$2,057

Effective interest rate	0.5%	1.5%		0.5%	1.5%
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
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Revolving Credit Facility portion:
Other noncurrent assets	$2,901	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	21,570	22,532
Total	$24,471	$25,619
The Company recorded debt issuance cost amortization of $1.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. The Company capitalized $7.7 million and wrote-off $3.3 million of debt issuance costs during the three months ended March 31, 2023 in connection with the entry into the New Credit Agreement.

The future maturities of outstanding borrowings as of March 31, 2024 were as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining nine months)	$13,683
2025	18,244
2026	593,244
2027	18,244
2028	1,391,244
Thereafter	1,586,128
Total	$3,620,787
The Company has entered into a letter of credit agreement with MUFG Bank, Ltd. ("MUFG") which provides for an additional $75.0 million letter of credit issuing capacity. As of March 31, 2024, $10.5 million of letters of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of March 31, 2024.
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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Current portion:
Prepaid and other current assets	$28,226	$24,511
Noncurrent portion:
Other noncurrent assets	44,797	24,453
Total interest rate swap asset	$73,023	$48,964

Stockholders’ Equity:
Accumulated other comprehensive income	$55,210	$36,936
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest (income) expense	$(8,243)	$(5,644)

Unrealized gain (loss) on cash flow hedges, gross	$24,059	$(23,352)
Less: Tax effect	(5,785)	5,410
Unrealized gain (loss) on cash flow hedges, net of tax	$18,274	$(17,942)
The Company does not hold any derivative instruments for speculative trading purposes.
9.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2024 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of March 31, 2024 were as follows (in thousands):

	March 31, 2024
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$126,317	$126,317	Level 1
Other noncurrent assets (including current portion):
Interest rate swap asset	$73,023	$73,023	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$1,762,787	$1,749,566	Level 2
Revolving Credit Facility	$288,000	$285,120	Level 2
Senior Notes	$650,000	$505,375	Level 2
Convertible Notes	$920,000	$763,600	Level 2
Other noncurrent liabilities:
MBI Net Option	$143,560	$143,560	Level 3
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
The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	March 31, 2024		December 31, 2023
	Cable One	MBI	Cable One	MBI
Equity volatility	41.0%	29.0%	40.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	8.0%	8.5%	7.5%	8.5%
Cost of debt	9.5%		8.5%
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No material impairments were recorded during the three months ended March 31, 2024 or 2023.

10.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 556,301 held at March 31, 2024 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly traded in 2015 through March 31, 2024, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the three months ended March 31, 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended March 31, 2024 and 2023 were $2.7 million and $2.2 million, for which the Company withheld 2,328 and 3,132 shares of common stock, respectively.
11.    EQUITY-BASED COMPENSATION
Our stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), performance restricted stock units ("PRSUs"), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards, RSUs and PRSUs, “Restricted Stock”) and other stock-based awards, including deferred stock units and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At March 31, 2024, 334,922 shares were available for issuance under the 2022 Plan.
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

	Three Months Ended March 31,
	2024	2023
Restricted Stock	$7,303	$5,210
SARs	162	375
Total	$7,465	$5,585

The Company recognized excess tax shortfalls of $1.5 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively. The deferred tax asset related to all outstanding equity-based awards was $5.0 million and $7.4 million as of March 31, 2024 and December 31, 2023, respectively.

Restricted Stock. A summary of Restricted Stock activity during the three months ended March 31, 2024 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	91,432	$952.33
Granted	89,108	$578.96
Forfeited	(3,545)	$868.74
Vested and issued	(14,806)	$1,378.88
Outstanding as of March 31, 2024	162,189	$710.09

Vested and deferred as of March 31, 2024	5,781	$861.58
At March 31, 2024, there was $59.7 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 2.0 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

	2024	2023
Risk-free interest rate	4.0%	4.1%
Expected volatility	35.4%	39.1%
Simulation term (in years)	2.99 years	2.99 years
Weighted average grant date fair value	$603.73	$774.30
Stock Appreciation Rights. A summary of SARs activity during the three months ended March 31, 2024 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	35,491	$1,093.30	$269.69	$—	5.1
Forfeited	(500)	$1,540.92	$373.12
Outstanding as of March 31, 2024	34,991	$1,086.91	$268.22	$—	4.8

Exercisable as of March 31, 2024	31,491	$1,000.62	$243.29	$—	4.6
At March 31, 2024, there was $1.0 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.7 years.
12.    INCOME TAXES
The Company’s effective tax rate was 27.4% and 23.2% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $2.1 million resulting from lower equity method investment net losses in the current quarter.

13.    OTHER INCOME AND EXPENSE
The reclassification of interest and investment income from other income to interest expense, net, in the condensed consolidated statement of operations and comprehensive income has been reflected in prior period amounts to conform to the current year presentation.
Other income (expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
MBI Net Option fair value adjustment	$(7,200)	$(7,980)
Write-off of debt issuance costs	—	(3,340)
Mark-to-market adjustments and other(1)	85	12,673
Other income (expense), net	$(7,115)	$1,353

(1)Amount for the three months ended March 31, 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.
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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income - basic	$47,342	$57,426
Add: Convertible Notes interest expense, net of tax	1,551	1,543
Net income - diluted	$48,893	$58,969

Denominator:
Weighted average common shares outstanding - basic	5,618,745	5,718,745
Effect of dilutive equity-based compensation awards(1)	3,469	5,601
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248
Weighted average common shares outstanding - diluted	6,026,462	6,128,594

Net Income per Common Share:
Basic	$8.43	$10.04
Diluted	$8.11	$9.62

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	64,541	25,313

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
As of March 31, 2024, with the exception of debt payments (refer to note 7 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2023 Form 10-K.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2023 Form 10-K. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.
Overview
We are a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of March 31, 2024, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million homes passed as of March 31, 2024. Of these customers, approximately 1,066,000 subscribed to data services, 133,000 subscribed to video services and 115,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first three months of 2024, they are residential data (58.3%), business data (14.0%) and residential video (14.9%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
We focus on growing our higher margin businesses, namely residential data and business data services. Our strategy acknowledges the industry-wide trends of declining profitability of video services and declining revenues from residential voice services. The declining profitability of video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less. This strategy has focused on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long-term.

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:

•Residential data. We have experienced significant growth in residential data customers and revenues since 2013 and we expect growth for this product line to continue over the long-term. We believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi support service and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue to grow average monthly revenue per unit ("ARPU") from our existing customers over the long-term and capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises or hybrid fiber-coaxial network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. We believe that the capacity and reliability of our networks exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers. We experienced elevated growth in residential data revenues during the first two years of the COVID-19 pandemic, which has subsided in recent quarters due in part to macroeconomic headwinds and competition in certain areas of our footprint.

•Business data. We have experienced significant growth in business data customers and revenues since 2013. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise business customers. We expect to experience continued growth in business data customers and revenues over the long-term. Margins for products sold to business customers have remained attractive, which we expect will continue.
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business data while de-emphasizing our video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We offer Sparklight® TV, an internet protocol-based ("IPTV") video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless access data providers; and over-the-top video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to certain markets and currently offer Gigabit download data service to nearly all of our homes passed. We have deployed DOCSIS 3.1, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business data product lines.
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
Our primary goals are to continue growing residential data and business data revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures over the long-term. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value, supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, combat competitive threats in our markets through more targeted pricing and product offerings and follow through with further planned investments in broadband plant upgrades, including the deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also plan to seek broadband-related acquisition and strategic investment opportunities in rural markets in addition to the pursuit of organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business data product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger video customer bases.
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

Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$404,312	$421,894	$(17,582)	(4.2)%
Total costs and expenses	$284,450	$289,790	$(5,340)	(1.8)%
Income from operations	$119,862	$132,104	$(12,242)	(9.3)%
Net income	$47,342	$57,426	$(10,084)	(17.6)%
Cash flows from operating activities	$164,750	$161,787	$2,963	1.8%
Cash flows from investing activities	$(69,972)	$(100,714)	$30,742	(30.5)%
Cash flows from financing activities	$(74,334)	$(73,491)	$(843)	1.1%
Adjusted EBITDA(1)	$217,052	$228,774	$(11,722)	(5.1)%
Capital expenditures	$65,887	$96,106	$(30,219)	(31.4)%

(1)Adjusted EBITDA is a non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.
Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of March 31,		Annual Net Gain (Loss)
	2024	2023	Change	% Change
Residential data PSUs	967.4	966.0	1.4	0.1%
Residential video PSUs	125.6	157.6	(31.9)	(20.3)%
Residential voice PSUs	76.0	87.7	(11.7)	(13.4)%
Total residential PSUs	1,168.9	1,211.2	(42.3)	(3.5)%

Business data PSUs	99.1	97.5	1.6	1.6%
Business video PSUs	7.7	9.5	(1.8)	(19.0)%
Business voice PSUs	39.2	40.6	(1.4)	(3.4)%
Total business services PSUs	146.0	147.6	(1.6)	(1.1)%

Total data PSUs	1,066.4	1,063.5	2.9	0.3%
Total video PSUs	133.3	167.0	(33.7)	(20.2)%
Total voice PSUs	115.2	128.3	(13.1)	(10.2)%
Total PSUs	1,314.9	1,358.8	(43.9)	(3.2)%

Residential customer relationships	999.8	1,007.4	(7.6)	(0.8)%
Business customer relationships	102.6	101.8	0.8	0.8%
Total customer relationships	1,102.4	1,109.2	(6.8)	(0.6)%

Homes passed	2,794.9	2,719.7	75.3	2.8%

In recent years, our customer mix has shifted away from double- and triple-play packages combining data, video and/or voice services, which is in line with our strategy of focusing on our higher margin residential data and business data product lines. This is largely because some video customers have defected to direct broadcast satellite services and over-the-top offerings and households continue to discontinue residential voice services. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.
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
We believe homes passed, PSUs and customer relationship counts are useful to investors in evaluating our operating performance. Similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measures of homes passed, PSUs and customer relationships may not be directly comparable to similarly titled measures reported by other companies.
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
Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
Revenues
Revenues by service offering for the three months ended March 31, 2024 and 2023, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024		2023		2024 vs. 2023
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$235,820	58.3%	$242,697	57.5%	$(6,877)	(2.8)%
Residential video	60,358	14.9%	70,286	16.7%	(9,928)	(14.1)%
Residential voice	8,561	2.1%	9,748	2.3%	(1,187)	(12.2)%
Business data	56,640	14.0%	54,606	12.9%	2,034	3.7%
Business other	19,185	4.7%	21,654	5.1%	(2,469)	(11.4)%
Other	23,748	5.9%	22,903	5.4%	845	3.7%
Total revenues	$404,312	100.0%	$421,894	100.0%	$(17,582)	(4.2)%

Residential data service revenues decreased $6.9 million, or 2.8%, due primarily to a 2.7% decrease in ARPU as a result of the implementation of targeted pricing and product offerings in certain markets, including amongst value-conscious customers, partially offset by an increase in residential data subscribers.
Residential video service revenues decreased $9.9 million, or 14.1%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the three months ended March 31, 2024.
Residential voice service revenues decreased $1.2 million, or 12.2%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $2.0 million, or 3.7%, due primarily to an increase in business data subscribers.
Business other revenues decreased $2.5 million, or 11.4%, due primarily to a decrease in business video subscribers.
ARPU for the indicated service offerings for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Residential data	$81.33	$83.58	$(2.25)	(2.7)%
Residential video	$154.86	$142.29	$12.57	8.8%
Residential voice	$36.75	$36.23	$0.52	1.4%
Business services	$246.28	$250.01	$(3.73)	(1.5)%
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $106.5 million for the three months ended March 31, 2024 and decreased $5.6 million, or 5.0%, compared to the three months ended March 31, 2023. The decrease in operating expenses was primarily attributable to $9.2 million of lower programming costs as a result of video customer losses, partially offset by higher rent expense of $1.2 million, network backbone costs of $1.0 million and software costs of $0.9 million. Operating expenses as a percentage of revenues were 26.3% and 26.6% for the three months ended March 31, 2024 and 2023, respectively.
Selling, general and administrative expenses were $90.4 million for the three months ended March 31, 2024 and increased $3.6 million, or 4.2%, compared to the three months ended March 31, 2023. The increase in selling, general and administrative expenses was primarily attributable to $3.4 million of higher marketing costs. Selling, general and administrative expenses as a percentage of revenues were 22.4% and 20.6% for the three months ended March 31, 2024 and 2023, respectively.
Depreciation and amortization expense was $85.6 million for the three months ended March 31, 2024 and increased $0.2 million, or 0.2%, compared to the three months ended March 31, 2023. Depreciation and amortization expense as a percentage of revenues was 21.2% and 20.2% for the three months ended March 31, 2024 and 2023, respectively.
Interest Expense, Net
Interest expense, net, was $35.8 million for the three months ended March 31, 2024 and decreased $1.4 million, or 3.9%, compared to the three months ended March 31, 2023. The decrease in net interest expense was due primarily to higher interest and investment income.
Other Income (Expense), Net
Other expense, net, was $7.1 million for the three months ended March 31, 2024 and consisted primarily of a $7.2 million non-cash loss on fair value adjustment associated with the MBI Net Option. Other income, net, was $1.4 million for the three months ended March 31, 2023 and consisted primarily of a $12.3 million non-cash mark-to-market gain on the investment in Point Broadband, partially offset by a $8.0 million non-cash loss on fair value adjustment associated with the MBI Net Option and $3.3 million of debt issuance costs written off in connection with the entry into the New Credit Agreement.

Income Tax Provision
Income tax provision was $21.1 million and $22.3 million for the three months ended March 31, 2024 and 2023, respectively, and our effective tax rate was 27.4% and 23.2% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $2.1 million resulting from lower equity method investment net losses in the current quarter.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $8.5 million for the three months ended March 31, 2024 and consisted of our $8.2 million and $0.3 million pro rata share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $16.5 million for the three months ended March 31, 2023 and consisted primarily of our $14.2 million and $2.4 million pro rata share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income
Net income was $47.3 million for the three months ended March 31, 2024 compared to $57.4 million for the three months ended March 31, 2023.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax was $18.3 million for the three months ended March 31, 2024 compared to a $17.9 million unrealized loss for the three months ended March 31, 2023. The $36.2 million change was due to smaller increases in forward interest rates for the three months ended March 31, 2024 compared to the prior year period.
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
Adjusted EBITDA is defined as net income plus net interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, net equity method investment (income) loss, net other (income) expense and other unusual items, as provided in the reconciliation tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the New Credit Agreement and the Senior Notes Indenture to determine compliance with the covenants contained in the New Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure that we have used in connection with our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	Three Months Ended March 31,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
Net income	$47,342	$57,426	$(10,084)	(17.6)%

Plus: Interest expense, net	35,784	37,222	(1,438)	(3.9)%
Income tax provision	21,108	22,295	(1,187)	(5.3)%
Depreciation and amortization	85,641	85,428	213	0.2%
Equity-based compensation	7,465	5,585	1,880	33.7%
Severance and contract termination costs	1,103	—	1,103	NM
Acquisition-related costs	389	201	188	93.5%
(Gain) loss on asset sales and disposals, net	1,907	5,456	(3,549)	(65.0)%
System conversion costs	685	—	685	NM
Equity method investment (income) loss, net	8,513	16,514	(8,001)	(48.4)%
Other (income) expense, net	7,115	(1,353)	8,468	NM

Adjusted EBITDA	$217,052	$228,774	$(11,722)	(5.1)%

NM = Not meaningful.
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
As part of our 45% minority equity interest in MBI, we acquired the right, but not the obligation, to purchase all but not less than all of the remaining equity interests in MBI that we do not already own between January 1, 2023 and June 30, 2024 (the "Call Option"). Investors affiliated with GTCR LLC, a private equity firm based in Chicago, have the right, but not the obligation, to sell (and to cause all members of MBI other than us to sell) to us and, in such case, we are obligated to purchase all but not less than all of the direct and indirect equity interests in MBI that we do not already own between July 1, 2025 through September 30, 2025 (the "Put Option"). The purchase price payable upon the exercise of the Call Option or the Put Option, as applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA as specified in the definitive documentation governing our investment in MBI. We have not yet obtained the capital that we believe will be necessary to pay the purchase price if either the Call Option or the Put Option are exercised. At this time, we do not expect to exercise the Call Option.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$164,750	$161,787	$2,963	1.8%
Net cash used in investing activities	(69,972)	(100,714)	30,742	(30.5)%
Net cash used in financing activities	(74,334)	(73,491)	(843)	1.1%
Change in cash and cash equivalents	$20,444	$(12,418)	$32,862	NM
Cash and cash equivalents, beginning of period	190,289	215,150	(24,861)	(11.6)%
Cash and cash equivalents, end of period	$210,733	$202,732	$8,001	3.9%

NM = Not meaningful.
The $3.0 million year-over-year increase in net cash provided by operating activities was primarily attributable to favorable changes in working capital, partially offset by a decrease in Adjusted EBITDA.
The $30.7 million decrease in net cash used in investing activities from the prior year period was due primarily to a $29.1 million decrease in cash paid for capital expenditures and $2.3 million of proceeds from the sale of certain buildings held for sale during the first quarter of 2024.
The $0.8 million increase in net cash used in financing activities from the prior year period was due primarily to a $41.8 million increase in net debt repayments, and higher withholding taxes for equity awards, partially offset by $41.8 million of share repurchases during the first quarter of 2023 that did not recur.
On May 20, 2022, our Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through March 31, 2024, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors. We did not repurchase any shares during the three months ended March 31, 2024.
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the first quarter of 2024, the Board approved a quarterly dividend of $2.95 per share of common stock, which was paid on March 8, 2024, resulting in a total dividend distribution of $16.8 million.
Financing Activity
Senior Credit Facilities
Prior to February 22, 2023, the Credit Agreement provided for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.

On February 22, 2023, we amended and restated the Credit Agreement to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million; (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing our outstanding term loans as of March 31, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our outstanding Term Loan A-2. In July 2023, we transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
As of March 31, 2024, the interest margins applicable to the Senior Credit Facilities are, at our option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
We repaid $150.0 million of the outstanding Revolving Credit Facility borrowings during 2023. In February 2024, we repaid an additional $50.0 million of the outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $288.0 million as of March 31, 2024. In April 2024, we repaid another $50.0 million of the outstanding Revolving Credit Facility borrowings, further reducing the outstanding balance to $238.0 million.
As of March 31, 2024, we had approximately $1.8 billion of aggregate outstanding term loans and $288.0 million of borrowings and $712.0 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of March 31, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$237,500	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.68%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	747,287	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.68%
Term Loan B-4	5/3/2021	800,000	1.0%	778,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	7.44%
Total		$1,825,000		$1,762,787		$1,674,445

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

Senior Notes
In November 2020, we completed the offering of $650.0 million aggregate principal amount of Senior Notes due 2030. The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under our New Credit Agreement or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.
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
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Revolving Credit Facility portion:
Other noncurrent assets	$2,901	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	21,570	22,532
Total	$24,471	$25,619
We recorded debt issuance cost amortization of $1.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. During 2023, we capitalized $7.7 million and wrote-off $3.3 million of debt issuance costs during the three months ended March 31, 2023 in connection with the entry into the New Credit Agreement.
The unamortized debt discount associated with the Convertible Notes was $11.0 million and $12.0 million as of March 31, 2024 and December 31, 2023, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended March 31, 2024 and 2023 within interest expense in the condensed consolidated statements of operations and comprehensive income.
We have entered into a letter of credit agreement with MUFG which provides for an additional $75.0 million of letter of credit issuing capacity, of which $10.5 million was utilized as of March 31, 2024.
We were in compliance with all debt covenants as of March 31, 2024.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $8.2 million and $5.6 million on interest rate swaps during the three months ended March 31, 2024 and 2023, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.
Refer to notes 10 and 12 to our audited consolidated financial statements included in the 2023 Form 10-K and notes 7 and 8 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.
Capital Expenditures
We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations and the expansion of our high-capacity network. We are entering the final year of capital enhancements associated with acquired operations, which has been focused on upgrading any remaining low-capacity markets and migrating products and billing systems to Cable One platforms. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.
Our capital expenditures by category for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Customer premise equipment(1)	$3,629	$21,325
Commercial(2)	8,235	7,227
Scalable infrastructure(3)	8,534	15,859
Line extensions(4)	15,262	9,707
Upgrade/rebuild(5)	8,231	21,815
Support capital(6)	21,995	20,173
Total	$65,887	$96,106

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
Contractual Obligations and Contingent Commitments
As of March 31, 2024, with the exception of debt payments (refer to note 7 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2023 Form 10-K.
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
There have been no material changes to our critical accounting policy and estimate disclosures described in our 2023 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2023 Form 10-K other than as set forth below.
As of March 31, 2024, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of March 31, 2024, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $505.4 million, $503.1 million and $260.5 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2024 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2024 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2024(2)	2,328	$541.35	—	$143,104
February 1 to 29, 2024	—	$—	—	$143,104
March 1 to 31, 2024	—	$—	—	$143,104
Total	2,328	$541.35	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer
Date: May 2, 2024

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: May 2, 2024