Form 10-Q
period 2024-06-30
Cable One, Inc.
filed 2024-08-02
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of July 26, 2024
Common stock, par value $0.01	5,619,085

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, market expansion plans, announced organizational changes, dividend policy, capital allocation, financing strategy, ability to fund the purchase price payable if the put option associated with the remaining equity interests in Mega Broadband Investments Holdings LLC (“MBI”) is exercised, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”):
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
•risks relating to existing or future acquisitions and strategic investments by us, including risks associated with the potential exercise of the put option associated with the remaining equity interests in MBI;
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$201,518	$190,289
Accounts receivable, net	66,051	93,973
Prepaid and other current assets	71,177	58,116
Total Current Assets	338,746	342,378
Equity investments	1,128,363	1,125,447
Property, plant and equipment, net	1,785,765	1,791,120
Intangible assets, net	2,563,427	2,595,892
Goodwill	928,947	928,947
Other noncurrent assets	82,393	63,149
Total Assets	$6,827,641	$6,846,933

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$142,297	$156,645
Deferred revenue	26,270	27,169
Current portion of long-term debt	18,898	19,023
Total Current Liabilities	187,465	202,837
Long-term debt	3,521,450	3,626,928
Deferred income taxes	972,144	974,467
Other noncurrent liabilities	182,958	169,556
Total Liabilities	4,864,017	4,973,788

Commitments and contingencies (refer to note 15)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,619,200 and 5,616,987 shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	62	62
Additional paid-in capital	622,150	607,574
Retained earnings	1,886,596	1,825,542
Accumulated other comprehensive income (loss)	54,326	36,745
Treasury stock, at cost (556,199 and 558,412 shares held as of June 30, 2024 and December 31, 2023, respectively)	(599,510)	(596,778)
Total Stockholders' Equity	1,963,624	1,873,145
Total Liabilities and Stockholders' Equity	$6,827,641	$6,846,933
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Revenues	$394,461	$424,024	$798,774	$845,918
Costs and Expenses:
Operating (excluding depreciation and amortization)	105,845	112,804	212,357	224,969
Selling, general and administrative	90,770	86,173	181,160	172,914
Depreciation and amortization	85,314	87,240	170,955	172,668
(Gain) loss on asset sales and disposals, net	2,395	2,767	4,303	8,222
Total Costs and Expenses	284,324	288,984	568,775	578,773
Income from operations	110,137	135,040	229,999	267,145
Interest expense, net	(34,964)	(38,737)	(70,748)	(75,960)
Other income (expense), net	(641)	(6,593)	(7,756)	(5,240)
Income before income taxes and equity method investment income (loss), net	74,532	89,710	151,495	185,945
Income tax provision	17,774	20,949	38,882	43,244
Income before equity method investment income (loss), net	56,758	68,761	112,613	142,701
Equity method investment income (loss), net	(9,109)	(13,515)	(17,622)	(30,029)
Net income	$47,649	$55,246	$94,991	$112,672

Net Income per Common Share:
Basic	$8.48	$9.76	$16.90	$19.80
Diluted	$8.16	$9.36	$16.27	$18.98
Weighted Average Common Shares Outstanding:
Basic	5,620,592	5,660,751	5,619,669	5,689,588
Diluted	6,029,382	6,070,996	6,027,923	6,099,635

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(693)	$21,711	$17,581	$3,769
Comprehensive income	$46,956	$76,957	$112,572	$116,441
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	5,619,098	$62	$615,039	$1,856,054	$55,019	$(599,433)	$1,926,741
Net income	—	—	—	47,649	—	—	47,649
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(693)	—	(693)
Equity-based compensation	—	—	7,111	—	—	—	7,111
Issuance of equity awards, net of forfeitures	178	—	—	—	—	—	—
Withholding tax for equity awards	(76)	—	—	—	—	(77)	(77)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,107)	—	—	(17,107)
Balance at June 30, 2024	5,619,200	$62	$622,150	$1,886,596	$54,326	$(599,510)	$1,963,624

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	5,700,002	$62	$583,739	$1,665,334	$32,089	$(538,611)	$1,742,613
Net income	—	—	—	55,246	—	—	55,246
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	21,711	—	21,711
Equity-based compensation	—	—	5,999	—	—	—	5,999
Issuance of equity awards, net of forfeitures	2,134	—	—	—	—	—	—
Repurchases of common stock	(60,910)	—	—	—	—	(41,369)	(41,369)
Withholding tax for equity awards	(170)	—	—	—	—	(121)	(121)
Dividends paid to stockholders ($2.85 per common share)	—	—	—	(16,339)	—	—	(16,339)
Balance at June 30, 2023	5,641,056	$62	$589,738	$1,704,241	$53,800	$(580,101)	$1,767,740
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	5,616,987	$62	$607,574	$1,825,542	$36,745	$(596,778)	$1,873,145
Net income	—	—	—	94,991	—	—	94,991
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	17,581	—	17,581
Equity-based compensation	—	—	14,576	—	—	—	14,576
Issuance of equity awards, net of forfeitures	4,617	—	—	—	—	—	—
Withholding tax for equity awards	(2,404)	—	—	—	—	(2,732)	(2,732)
Dividends paid to stockholders ($5.90 per common share)	—	—	—	(33,937)	—	—	(33,937)
Balance at June 30, 2024	5,619,200	$62	$622,150	$1,886,596	$54,326	$(599,510)	$1,963,624

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	5,766,011	$62	$578,154	$1,624,406	$50,031	$(494,680)	$1,757,973
Net income	—	—	—	112,672	—	—	112,672
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	3,769	—	3,769
Equity-based compensation	—	—	11,584	—	—	—	11,584
Issuance of equity awards, net of forfeitures	(3,977)	—	—	—	—	—	—
Repurchases of common stock	(117,676)	—	—	—	—	(83,119)	(83,119)
Withholding tax for equity awards	(3,302)	—	—	—	—	(2,302)	(2,302)
Dividends paid to stockholders ($5.70 per common share)	—	—	—	(32,837)	—	—	(32,837)
Balance at June 30, 2023	5,641,056	$62	$589,738	$1,704,241	$53,800	$(580,101)	$1,767,740
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$94,991	$112,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,955	172,668
Amortization of debt discount and issuance costs	4,406	4,591
Equity-based compensation	14,576	11,584
Write-off of debt issuance costs	—	3,340
Change in deferred income taxes	(7,848)	4,497
(Gain) loss on asset sales and disposals, net	4,303	8,222
Equity method investment (income) loss, net	17,622	30,029
Fair value adjustments	15,514	1,656
Changes in operating assets and liabilities:
Accounts receivable, net	27,922	(228)
Prepaid and other current assets	(10,130)	(17,368)
Accounts payable and accrued liabilities	(6,350)	(9,626)
Deferred revenue	(899)	4,507
Other	(4,764)	4,807
Net cash provided by operating activities	320,298	331,351

Cash flows from investing activities:
Cash paid for debt and equity investments	(20,000)	(14,704)
Capital expenditures	(137,479)	(177,613)
Change in accrued expenses related to capital expenditures	(7,643)	(7,915)
Purchase of wireless licenses	(625)	—
Proceeds from sales of property, plant and equipment	3,009	702
Net cash used in investing activities	(162,738)	(199,530)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	638,000
Payment of debt issuance costs	—	(8,096)
Payments on long-term debt	(109,662)	(697,883)
Repurchases of common stock	—	(83,119)
Payment of withholding tax for equity awards	(2,732)	(2,302)
Dividends paid to stockholders	(33,937)	(32,837)
Net cash used in financing activities	(146,331)	(186,237)

Change in cash and cash equivalents	11,229	(54,416)
Cash and cash equivalents, beginning of period	190,289	215,150
Cash and cash equivalents, end of period	$201,518	$160,734

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$76,447	$80,093
Cash paid for income taxes, net of refunds received	$52,748	$61,268
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of June 30, 2024, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,063,000 subscribed to data services, 126,000 subscribed to video services and 112,000 subscribed to voice services.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures around tax rate reconciliations, income taxes payments and other tax-related information. The ASU is effective for annual periods beginning after December 15, 2024 and can be applied on either a prospective or retrospective basis. The Company plans to adopt ASU 2023-09 in the first quarter of 2025 on a prospective basis and expects the adoption of the updated guidance to result in the additional disaggregation of certain tax information within the Company's income tax footnote disclosure.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting. The ASU requires additional disclosures regarding a reportable segment's financial information in which the reportable segment is regularly provided to the chief operating decision marker. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The Company plans to adopt ASU 2023-07 in the first quarter of 2025 on a retrospective basis and expects the adoption of the updated guidance to result in additional segment-related footnote disclosures within the notes to the consolidated financial statements.

2.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Residential:
Data	$230,404	$246,840	$466,223	$489,537
Video	57,178	66,137	117,536	136,423
Voice	8,203	9,507	16,763	19,254
Business:
Data	56,687	55,792	113,328	110,399
Other	18,663	21,020	37,849	42,674
Other	23,326	24,728	47,075	47,631
Total revenues	$394,461	$424,024	$798,774	$845,918

Franchise and other regulatory fees	$6,150	$6,859	$12,541	$13,959
Deferred commission amortization	$1,538	$1,454	$3,033	$2,758
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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of June 30, 2024, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $27.2 million of current deferred revenue at December 31, 2023, $23.6 million was recognized during the six months ended June 30, 2024. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.
3.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade receivables	$51,181	$72,076
Other receivables(1)	17,594	26,006
Less: Allowance for credit losses	(2,724)	(4,109)
Total accounts receivable, net	$66,051	$93,973

(1)Balances include amounts due from Clearwave Fiber (as defined in note 4) for services provided under a transition services agreement of $2.4 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively. The balances also include $7.5 million and $11.4 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of June 30, 2024 and December 31, 2023, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$4,442	$3,725	$4,109	$3,191
Additions - charged to costs and expenses	1,402	1,731	4,054	4,222
Deductions - write-offs	(4,240)	(2,929)	(8,003)	(6,379)
Recoveries collected	1,120	1,131	2,564	2,624
Ending balance	$2,724	$3,658	$2,724	$3,658
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid repairs and maintenance	$9,698	$2,596
Software implementation costs	2,617	1,812
Prepaid insurance	189	3,507
Prepaid rent	2,252	2,227
Prepaid software	10,775	9,762
Deferred commissions	5,969	5,371
Interest rate swap asset	27,442	24,511
Prepaid income tax payments	8,910	5,470
All other current assets	3,325	2,860
Total prepaid and other current assets	$71,177	$58,116
Other noncurrent assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$9,005	$10,650
Deferred commissions	10,487	9,793
Software implementation costs	8,502	7,115
Debt issuance costs	2,815	3,087
Debt investment	2,294	2,228
Assets held for sale	—	889
Interest rate swap asset	44,628	24,453
All other noncurrent assets	4,662	4,934
Total other noncurrent assets	$82,393	$63,149

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$33,168	$45,025
Accrued programming costs	16,938	18,453
Accrued compensation and related benefits	24,694	20,149
Accrued sales and other operating taxes	16,919	14,518
Accrued franchise fees	2,718	2,952
Deposits	6,052	5,954
Operating lease liabilities	3,036	3,391
Accrued insurance costs	5,154	5,167
Cash overdrafts	6,594	12,058
Interest payable	6,354	6,340
Income taxes payable	—	2,579
All other accrued liabilities	20,670	20,059
Total accounts payable and accrued liabilities	$142,297	$156,645
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities	$5,542	$6,768
Accrued compensation and related benefits	8,362	8,847
Deferred revenue	13,788	15,066
MBI Net Option (as defined in note 4)(1)	151,970	136,360
All other noncurrent liabilities	3,296	2,515
Total other noncurrent liabilities	$182,958	$169,556

(1)Represents the net value of the call and put options associated with the remaining equity interests in MBI (as defined in note 4), consisting of a $152.0 million put option liability as of June 30, 2024 and call and put liabilities of $15.2 million and $121.2 million, respectively, as of December 31, 2023. Refer to notes 4 and 9 for further information on the MBI Net Option (as defined in note 4).

4.    EQUITY INVESTMENTS
In June 2024, the Company invested an additional $20.0 million in AMG Technology Holdings, LLC, a wireless internet service provider ("Nextlink"), increasing its equity interest to approximately 22%. Prior to this additional investment, Nextlink was accounted for as a cost method investment. After the investment, Nextlink is accounted for as an equity method investment with a one quarter reporting lag.
The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	June 30, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Nextlink	—	—	<20%	77,245
Point Broadband(2)	<10%	42,623	<10%	42,623
Visionary(3)	<10%	8,822	<10%	8,822
Ziply(4)	<10%	50,000	<10%	50,000
Others	<10%	14,464	<10%	13,926
Total cost method investments		$122,909		$199,616

Equity Method Investments
Clearwave Fiber(5)	~57%	$343,821	~58%	$359,876
Nextlink	~22%	97,245	—	—
MBI(6)	45%	564,388	45%	565,955
Total equity method investments		$1,005,454		$925,831

Total equity investments		$1,128,363		$1,125,447

(1)MetroNet Systems, LLC, a fiber internet service provider ("MetroNet").
(2)Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband").
(3)Visionary Communications, Inc., an internet service provider ("Visionary").
(4)Northwest Fiber Holdco., LLC, a fiber internet service provider ("Ziply").
(5)A joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, LLC and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber").
(6)The Company held a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company did not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own, which right may be exercised between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $152.0 million and $136.4 million as of June 30, 2024 and December 31, 2023, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 9 for further information on the MBI Net Option.
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $484.6 million and $487.5 million as of June 30, 2024 and December 31, 2023, respectively. The carrying value of Nextlink exceeded the Company's underlying equity in Nextlink's net assets by $48.7 million as of June 30, 2024.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and are recorded on a one quarter lag, along with certain other operating information, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity Method Investment Income (Losses)
Clearwave Fiber	$(7,857)	$(13,032)	$(16,055)	$(27,262)
MBI(1)	(1,252)	(836)	(1,567)	(3,239)
Wisper(2)	—	353	—	472
Total	$(9,109)	$(13,515)	$(17,622)	$(30,029)

Other Income (Expense), Net
Mark-to-market adjustments(3)	$50	$252	$95	$13,085
MBI Net Option change in fair value	$(8,410)	$(6,760)	$(15,610)	$(14,740)

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended June 30, 2024, the Company recognized $0.8 million of its pro rata share of MBI’s net income and $2.1 million of its pro rata share of basis difference amortization. For the three months ended June 30, 2023, the Company recognized $1.7 million of its pro rata share of MBI’s net income and $2.5 million of its pro rata share of basis difference amortization. For the six months ended June 30, 2024, the Company recognized $3.0 million of its pro rata share of MBI's net income and $4.6 million of its pro rata share of basis difference amortization. For the six months ended June 30, 2023, the Company recognized $2.5 million of its pro rata share of MBI's net income and $5.7 million of its pro rata share of basis difference amortization.
(2)Wisper ISP, LLC, a wireless internet service provider ("Wisper"). In July 2023, the Company redeemed its equity investment in Wisper.
(3)Amount for the six months ended June 30, 2023 included a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.
5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cable distribution systems	$2,551,119	$2,491,903
Customer premise equipment	411,017	380,820
Other equipment and fixtures	370,658	376,847
Buildings and improvements	141,101	140,063
Capitalized software	71,658	70,928
Construction in progress	161,316	188,774
Land	16,387	13,641
Right-of-use assets	10,684	10,789
Property, plant and equipment, gross	3,733,940	3,673,765
Less: Accumulated depreciation and amortization	(1,948,175)	(1,882,645)
Property, plant and equipment, net	$1,785,765	$1,791,120
The Company classified $0.9 million of property, plant and equipment as held for sale as of December 31, 2023. Such assets are included within other noncurrent assets in the condensed consolidated balance sheet. These assets were sold during the first quarter of 2024 for total proceeds of $2.3 million, resulting in the recognition of a $1.4 million gain on the sale.

Depreciation and amortization expense for property, plant and equipment was $68.8 million and $69.1 million for the three months ended June 30, 2024 and 2023, respectively, and $137.9 million and $136.4 million for the six months ended June 30, 2024 and 2023, respectively.
6.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $928.9 million as of both June 30, 2024 and December 31, 2023. The Company has not historically recorded any impairment of goodwill.
Intangible assets consisted of the following (dollars in thousands):

		June 30, 2024			December 31, 2023
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$784,381	$327,613	$456,768	$784,381	$295,817	$488,564
Trademarks and trade names	2.7 – 4.2	11,846	9,835	2,011	11,846	8,782	3,064
Wireless licenses	10 – 15	4,793	691	4,102	4,169	451	3,718
Total finite-lived intangible assets		$801,020	$338,139	$462,881	$800,396	$305,050	$495,346

Indefinite-Lived Intangible Assets
Franchise agreements				$2,100,546			$2,100,546

Total intangible assets, net				$2,563,427			$2,595,892
Intangible asset amortization expense was $16.5 million and $18.2 million for the three months ended June 30, 2024 and 2023, respectively, and $33.1 million and $36.3 million for the six months ended June 30, 2024 and 2023, respectively.
The future amortization of existing finite-lived intangible assets as of June 30, 2024 was as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining six months)	$33,083
2025	61,177
2026	55,663
2027	51,782
2028	48,183
Thereafter	212,993
Total	$462,881
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

7.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Credit Facilities (as defined below)	$1,996,226	$2,105,348
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	4,644	5,160
Total debt	3,570,870	3,680,508
Less: Unamortized debt discount	(9,887)	(12,025)
Less: Unamortized debt issuance costs	(20,635)	(22,532)
Less: Current portion of long-term debt	(18,898)	(19,023)
Total long-term debt	$3,521,450	$3,626,928
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
On February 22, 2023, the Company entered into the fourth amended and restated credit agreement with its lenders to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing the Company's outstanding term loans as of June 30, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2. In July 2023, the Company transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
As of June 30, 2024, the interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
The Company repaid $150.0 million of the outstanding Revolving Credit Facility borrowings during 2023. In each of February 2024 and April 2024, the Company repaid $50.0 million of the outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $238.0 million as of June 30, 2024.
Refer to the table below summarizing the Company’s outstanding term loans as of June 30, 2024 and note 10 to the Company’s audited consolidated financial statements included in the 2023 Form 10-K for further details on the Senior Credit Facilities.

As of June 30, 2024, the Company had approximately $1.76 billion of aggregate outstanding term loans and $238.0 million of borrowings (and $762.0 million available for borrowing) under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of June 30, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$236,875	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.69%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	745,351	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.69%
Term Loan B-4	5/3/2021	800,000	1.0%	776,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	7.46%
Total		$1,825,000		$1,758,226		$1,674,445

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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(5,114)	(4,773)	(9,887)	(6,610)	(5,415)	(12,025)
Less: Unamortized debt issuance costs	(140)	(135)	(275)	(180)	(153)	(333)
Net carrying amount	$569,746	$340,092	$909,838	$568,210	$339,432	$907,642

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970	$—	$1,941	$1,941	$—	$1,941	$1,941
Amortization of discount	748	321	1,069	748	321	1,069	1,496	642	2,138	1,489	638	2,127
Amortization of debt issuance costs	20	9	29	20	9	29	40	18	58	40	18	58
Total interest expense	$768	$1,300	$2,068	$768	$1,300	$2,068	$1,536	$2,601	$4,137	$1,529	$2,597	$4,126

Effective interest rate	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%		0.5%	1.5%
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
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving Credit Facility portion:
Other noncurrent assets	$2,815	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	20,635	22,532
Total	$23,450	$25,619
The Company recorded debt issuance cost amortization of $1.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. The Company capitalized $7.8 million and wrote-off $3.3 million of debt issuance costs during the six months ended June 30, 2023 in connection with the entry into the New Credit Agreement.

The future maturities of outstanding borrowings as of June 30, 2024 were as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining six months)	$9,122
2025	18,244
2026	593,244
2027	18,244
2028	1,341,244
Thereafter	1,586,128
Total	$3,566,226
The Company has entered into a letter of credit agreement with MUFG Bank, Ltd. ("MUFG") which provides for an additional $75.0 million letter of credit issuing capacity. As of June 30, 2024, $10.6 million of letters of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of June 30, 2024.
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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Current portion:
Prepaid and other current assets	$27,442	$24,511
Noncurrent portion:
Other noncurrent assets	44,628	24,453
Total interest rate swap asset	$72,070	$48,964

Stockholders’ Equity:
Accumulated other comprehensive income	$54,517	$36,936
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest (income) expense	$(8,195)	$(7,169)	$(16,438)	$(12,814)

Unrealized gain (loss) on cash flow hedges, gross	$(953)	$28,616	$72,070	$71,346
Less: Tax effect	260	(6,904)	(17,553)	(17,355)
Unrealized gain (loss) on cash flow hedges, net of tax	$(693)	$21,712	$54,517	$53,991
The Company does not hold any derivative instruments for speculative trading purposes.

9.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2024 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of June 30, 2024 were as follows (in thousands):

	June 30, 2024
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$129,704	$129,704	Level 1
Other noncurrent assets (including current portion):
Interest rate swap asset	$72,070	$72,070	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$1,758,226	$1,736,008	Level 2
Revolving Credit Facility	$238,000	$232,050	Level 2
Senior Notes	$650,000	$482,885	Level 2
Convertible Notes	$920,000	$765,325	Level 2
Other noncurrent liabilities:
MBI Net Option	$151,970	$151,970	Level 3
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
The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	June 30, 2024		December 31, 2023
	Cable One	MBI	Cable One	MBI
Equity volatility	38.0%	26.0%	40.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	8.5%	8.5%	7.5%	8.5%
Cost of debt	10.5%		8.5%
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

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No impairments were recorded during the six months ended June 30, 2024 or 2023.
10.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 556,199 held at June 30, 2024 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly traded in 2015 through June 30, 2024, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the six months ended June 30, 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during both the three months ended June 30, 2024 and 2023 were $0.1 million, for which the Company withheld 76 and 170 shares of common stock, respectively. The amounts remitted during the six months ended June 30, 2024 and 2023 were $2.7 million and $2.3 million, for which the Company withheld 2,404 and 3,302 shares of common stock, respectively.
11.    EQUITY-BASED COMPENSATION
Our stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), performance restricted stock units ("PRSUs"), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards, RSUs and PRSUs, “Restricted Stock”) and other stock-based awards, including deferred stock units and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At June 30, 2024, 347,715 shares were available for issuance under the 2022 Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted Stock	$6,866	$5,598	$14,169	$10,808
SARs	245	401	407	776
Total	$7,111	$5,999	$14,576	$11,584
The Company recognized excess tax shortfalls of $0.2 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and excess tax shortfalls of $1.7 million and $1.6 million during the six months ended June 30, 2024 and 2023, respectively. The deferred tax asset related to all outstanding equity-based awards was $6.2 million and $7.4 million as of June 30, 2024 and December 31, 2023, respectively.

Restricted Stock. A summary of Restricted Stock activity during the six months ended June 30, 2024 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	91,432	$952.33
Granted	94,617	$568.87
Forfeited	(20,541)	$717.76
Vested and issued	(15,997)	$1,338.99
Outstanding as of June 30, 2024	149,511	$700.51

Vested and deferred as of June 30, 2024	7,628	$812.70
At June 30, 2024, there was $46.2 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.8 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

	2024	2023
Risk-free interest rate	4.0%	4.1%
Expected volatility	35.4%	39.1%
Simulation term	2.99 years	2.99 years
Weighted average grant date fair value	$603.73	$774.30
Stock Appreciation Rights. A summary of SARs activity during the six months ended June 30, 2024 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	35,491	$1,093.30	$269.69	$—	5.1
Forfeited	(730)	$1,757.31	$439.68
Expired	(1,000)	$1,540.92	$373.12
Outstanding as of June 30, 2024	33,761	$1,065.69	$262.96	$—	4.5

Exercisable as of June 30, 2024	31,011	$995.47	$242.27	$—	4.3
At June 30, 2024, there was $0.6 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.5 years.
12.    INCOME TAXES
The Company’s effective tax rate was 23.8% and 23.4% for the three months ended June 30, 2024 and 2023, respectively, and 25.7% and 23.3% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended June 30, 2024 compared to the prior year period was due primarily to a decrease in income tax benefits of $1.1 million resulting from lower equity method investment net losses in the current quarter, partially offset by income tax benefits of $0.6 million resulting from a decrease in state income tax rates enacted during the current quarter. The increase in the effective tax rate for the six months ended June 30, 2024 compared to the prior year period was due primarily to a decrease in income tax benefits of $3.2 million resulting from lower equity method investment net losses in the current period.

13.    OTHER INCOME AND EXPENSE
The reclassification of interest and investment income from other income to interest expense, net, in the condensed consolidated statement of operations and comprehensive income has been reflected in prior period amounts to conform to the current year presentation.
Other income (expense) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MBI Net Option fair value adjustment	$(8,410)	$(6,760)	$(15,610)	$(14,740)
Write-off of debt issuance costs	—	—	—	(3,340)
C-band spectrum relocation funding(1)	7,669	—	7,669	—
Mark-to-market adjustments and other(2)	100	167	185	12,840
Other income (expense), net	$(641)	$(6,593)	$(7,756)	$(5,240)

(1)Represents the gain related to C-band spectrum relocation funding received from the federal government.
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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income - basic	$47,649	$55,246	$94,991	$112,672
Add: Convertible Notes interest expense, net of tax	1,551	1,551	3,103	3,095
Net income - diluted	$49,200	$56,797	$98,094	$115,767

Denominator:
Weighted average common shares outstanding - basic	5,620,592	5,660,751	5,619,669	5,689,588
Effect of dilutive equity-based compensation awards(1)	4,542	5,997	4,006	5,799
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	404,248	404,248
Weighted average common shares outstanding - diluted	6,029,382	6,070,996	6,027,923	6,099,635

Net Income per Common Share:
Basic	$8.48	$9.76	$16.90	$19.80
Diluted	$8.16	$9.36	$16.27	$18.98

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	82,363	40,162	82,363	40,162

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
As of June 30, 2024, with the exception of debt payments (refer to note 7 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2023 Form 10-K.
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
Overview
We are a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of June 30, 2024, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million homes passed as of June 30, 2024. Of these customers, approximately 1,063,000 subscribed to data services, 126,000 subscribed to video services and 112,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first six months of 2024, they are residential data (58.4%), residential video (14.7%) and business data (14.2%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
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

The FCC's Affordable Connectivity Program
In 2021, we participated in the FCC’s Emergency Broadband Benefit (“EBB”) program, which provided qualifying low-income consumers a discount on certain of our broadband internet access services for which we received reimbursement from the FCC. On December 31, 2021, the EBB program transitioned to the Affordable Connectivity Program (“ACP”) as required by the Infrastructure Act. The ACP allowed us to seek reimbursement for certain broadband internet access service discounts provided to qualifying low-income consumers. The funding for the ACP authorized under the Infrastructure Act has been depleted and the program ended in the second quarter of 2024. While only a relatively small percentage of our customers received ACP services, the termination of the program could affect the profitability of our residential data services and will result in the loss of residential data customers. We lost approximately 4,000 residential data customers who received ACP services during the second quarter of 2024.
For additional information, see “Risk Factors — Risks Relating to Our Business — Changes in or elimination of the FCC’s Affordable Connectivity Program could affect the profitability of our data services” in Part I, Item 1A of the 2023 Form 10-K.
Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$394,461	$424,024	$(29,563)	(7.0)%
Total costs and expenses	$284,324	$288,984	$(4,660)	(1.6)%
Income from operations	$110,137	$135,040	$(24,903)	(18.4)%
Net income	$47,649	$55,246	$(7,597)	(13.8)%
Cash flows from operating activities	$155,548	$169,564	$(14,016)	(8.3)%
Cash flows from investing activities	$(92,766)	$(98,816)	$6,050	(6.1)%
Cash flows from financing activities	$(71,997)	$(112,746)	$40,749	(36.1)%
Adjusted EBITDA(1)	$212,372	$231,294	$(18,922)	(8.2)%
Capital expenditures	$71,592	$81,507	$(9,915)	(12.2)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$798,774	$845,918	$(47,144)	(5.6)%
Total costs and expenses	$568,775	$578,773	$(9,998)	(1.7)%
Income from operations	$229,999	$267,145	$(37,146)	(13.9)%
Net income	$94,991	$112,672	$(17,681)	(15.7)%
Cash flows from operating activities	$320,298	$331,351	$(11,053)	(3.3)%
Cash flows from investing activities	$(162,738)	$(199,530)	$36,792	(18.4)%
Cash flows from financing activities	$(146,331)	$(186,237)	$39,906	(21.4)%
Adjusted EBITDA(1)	$429,425	$460,069	$(30,644)	(6.7)%
Capital expenditures	$137,479	$177,613	$(40,134)	(22.6)%

(1)Adjusted EBITDA is a non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of June 30,		Annual Net Gain (Loss)
	2024	2023	Change	% Change
Residential data PSUs	963.2	960.1	3.1	0.3%
Residential video PSUs	118.8	149.2	(30.4)	(20.4)%
Residential voice PSUs	72.7	84.7	(12.0)	(14.1)%
Total residential PSUs	1,154.7	1,193.9	(39.3)	(3.3)%

Business data PSUs	99.6	97.8	1.7	1.8%
Business video PSUs	7.2	9.0	(1.7)	(19.2)%
Business voice PSUs	38.9	40.3	(1.4)	(3.6)%
Total business services PSUs	145.7	147.1	(1.4)	(1.0)%

Total data PSUs	1,062.8	1,057.9	4.8	0.5%
Total video PSUs	126.0	158.1	(32.1)	(20.3)%
Total voice PSUs	111.6	125.0	(13.4)	(10.7)%
Total PSUs	1,300.4	1,341.1	(40.7)	(3.0)%

Residential customer relationships	992.9	998.8	(5.9)	(0.6)%
Business customer relationships	102.8	102.2	0.6	0.6%
Total customer relationships	1,095.7	1,101.0	(5.3)	(0.5)%

Homes passed	2,809.2	2,733.9	75.2	2.8%
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
Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023
Revenues
Revenues by service offering for the three months ended June 30, 2024 and 2023, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2024		2023		2024 vs. 2023
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$230,404	58.4%	$246,840	58.2%	$(16,436)	(6.7)%
Residential video	57,178	14.5%	66,137	15.6%	(8,959)	(13.5)%
Residential voice	8,203	2.1%	9,507	2.2%	(1,304)	(13.7)%
Business data	56,687	14.4%	55,792	13.2%	895	1.6%
Business other	18,663	4.7%	21,020	5.0%	(2,357)	(11.2)%
Other	23,326	5.9%	24,728	5.8%	(1,402)	(5.7)%
Total revenues	$394,461	100.0%	$424,024	100.0%	$(29,563)	(7.0)%
Residential data service revenues decreased $16.4 million, or 6.7%, due primarily to a 6.9% decrease in ARPU as a result of the implementation of targeted pricing and product offerings in certain markets, including amongst value-conscious customers.
Residential video service revenues decreased $9.0 million, or 13.5%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the first quarter of 2024.
Residential voice service revenues decreased $1.3 million, or 13.7%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $0.9 million, or 1.6%, due primarily to an increase in business data subscribers.
Business other revenues decreased $2.4 million, or 11.2%, due primarily to a decrease in business video subscribers.
ARPU for the indicated service offerings for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Residential data	$79.36	$85.20	$(5.84)	(6.9)%
Residential video	$155.95	$143.53	$12.42	8.7%
Residential voice	$36.75	$36.71	$0.04	0.1%
Business services	$244.52	$251.02	$(6.50)	(2.6)%

Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $105.8 million for the three months ended June 30, 2024 and decreased $7.0 million, or 6.2%, compared to the three months ended June 30, 2023. The decrease in operating expenses was primarily attributable to $8.5 million of lower programming costs as a result of video customer losses and a $2.3 million decrease in labor and other compensation-related costs due in part to certain organizational changes implemented during the second quarter of 2024. These decreases were partially offset by higher health insurance costs, network backbone costs and property and other taxes. Operating expenses as a percentage of revenues were 26.8% and 26.6% for the three months ended June 30, 2024 and 2023, respectively.
Selling, general and administrative expenses were $90.8 million for the three months ended June 30, 2024 and increased $4.6 million, or 5.3%, compared to the three months ended June 30, 2023. The increase in selling, general and administrative expenses was primarily attributable to $5.5 million of severance costs due to recent organizational changes and $1.2 million of system conversion costs that did not occur in the prior year, partially offset by lower professional services costs and rent expense. Selling, general and administrative expenses as a percentage of revenues were 23.0% and 20.3% for the three months ended June 30, 2024 and 2023, respectively.
Depreciation and amortization expense was $85.3 million for the three months ended June 30, 2024 and decreased $1.9 million, or 2.2%, compared to the three months ended June 30, 2023. Depreciation and amortization expense as a percentage of revenues was 21.6% and 20.6% for the three months ended June 30, 2024 and 2023, respectively.
Interest Expense, Net
Interest expense, net, was $35.0 million for the three months ended June 30, 2024 and decreased $3.8 million, or 9.7%, compared to the three months ended June 30, 2023. The decrease in net interest expense was due primarily to lower outstanding debt balances and higher interest and investment income.
Other Income (Expense), Net
Other expense, net, was $0.6 million for the three months ended June 30, 2024 and consisted primarily of an $8.4 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by a $7.7 million gain related to the C-band spectrum relocation funding received from the federal government. Other expense, net, was $6.6 million for the three months ended June 30, 2023 and consisted primarily of a $6.8 million non-cash loss on fair value adjustment associated with the MBI Net Option.
Income Tax Provision
Income tax provision was $17.8 million and $20.9 million for the three months ended June 30, 2024 and 2023, respectively, and our effective tax rate was 23.8% and 23.4% for the three months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $1.1 million resulting from lower equity method investment net losses in the current quarter, partially offset by income tax benefits of $0.6 million resulting from a decrease in state income tax rates enacted during the current quarter.
Equity Method Investment Income (Loss), Net
Equity method investment loss was $9.1 million for the three months ended June 30, 2024 and consisted of our $7.9 million and $1.3 million pro rata share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $13.5 million for the three months ended June 30, 2023 and consisted primarily of our $13.0 million and $0.8 million pro rata share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income
Net income was $47.6 million for the three months ended June 30, 2024 compared to $55.2 million for the three months ended June 30, 2023.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax was $0.7 million for the three months ended June 30, 2024 compared to a $21.7 million unrealized gain for the three months ended June 30, 2023. The $22.4 million change was due to a decline in forward interest rates during the three months ended June 30, 2024 compared to an increase in the prior year period.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
Revenues
Revenues by service offering for the six months ended June 30, 2024 and 2023, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Six Months Ended June 30,
	2024		2023		2024 vs. 2023
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$466,223	58.4%	$489,537	57.9%	$(23,314)	(4.8)%
Residential video	117,536	14.7%	136,423	16.1%	(18,887)	(13.8)%
Residential voice	16,763	2.1%	19,254	2.3%	(2,491)	(12.9)%
Business data	113,328	14.2%	110,399	13.1%	2,929	2.7%
Business other	37,849	4.7%	42,674	5.0%	(4,825)	(11.3)%
Other	47,075	5.9%	47,631	5.6%	(556)	(1.2)%
Total revenues	$798,774	100.0%	$845,918	100.0%	$(47,144)	(5.6)%
Residential data service revenues decreased $23.3 million, or 4.8%, due primarily to a 4.7% decrease in ARPU as a result of the implementation of targeted pricing and product offerings in certain markets, including amongst value-conscious customers.
Residential video service revenues decreased $18.9 million, or 13.8%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the first quarter of 2024.
Residential voice service revenues decreased $2.5 million, or 12.9%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $2.9 million, or 2.7%, due primarily to an increase in business data subscribers.
Business other revenues decreased $4.8 million, or 11.3%, due primarily to a decrease in business video subscribers.
ARPU for the indicated service offerings for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Residential data	$80.58	$84.57	$(3.99)	(4.7)%
Residential video	$154.86	$141.71	$13.15	9.3%
Residential voice	$36.75	$36.40	$0.35	1.0%
Business services	$245.24	$250.41	$(5.17)	(2.1)%
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $212.4 million for the six months ended June 30, 2024 and decreased $12.6 million, or 5.6%, compared to the six months ended June 30, 2023. The decrease in operating expenses was primarily attributable to $17.7 million of lower programming as a result of video customer losses and a $2.1 million decrease in labor and other compensation-related costs due in part to certain organizational changes implemented during the second quarter of 2024. These decreases were partially offset by higher network backbone costs of $1.8 million, rent expense of $1.7 million, property and other taxes of $1.5 million and software costs of $1.3 million. Operating expenses as a percentage of revenues were 26.6% for both the six months ended June 30, 2024 and 2023.
Selling, general and administrative expenses were $181.2 million for the six months ended June 30, 2024 and increased $8.2 million, or 4.8%, compared to the six months ended June 30, 2023. The increase in selling, general, and administrative expenses was primarily attributable to $6.6 million of severance costs due largely to recent organizational changes as well as increases of $3.0 million in marketing costs, $1.8 million in system conversion costs and $1.3 million in software costs. These increases were partially offset by lower professional services, billing and rent expenses. Selling, general and administrative expenses as a percentage of revenues were 22.7% and 20.4% for the six months ended June 30, 2024 and 2023, respectively.

Depreciation and amortization expense was $171.0 million for the six months ended June 30, 2024 and decreased $1.7 million, or 1.0%, compared to the six months ended June 30, 2023. Depreciation and amortization expense as a percentage of revenues was 21.4% and 20.4% for the six months ended June 30, 2024 and 2023, respectively.
Interest Expense, Net
Interest expense, net, was $70.7 million for the six months ended June 30, 2024 and decreased $5.2 million, or 6.9%, compared to the six months ended June 30, 2023. The decrease was driven primarily by lower outstanding debt balances and higher interest and investment income.
Other Income (Expense), Net
Other expense, net, was $7.8 million for the six months ended June 30, 2024 and consisted primarily of a $15.6 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by a $7.7 million gain related to the C-band spectrum relocation funding received from the federal government. Other expense, net, was $5.2 million for the six months ended June 30, 2023 and consisted primarily of a $14.7 million non-cash loss on fair value adjustment associated with the MBI Net Option and $3.3 million of debt issuance cost write-offs in connection with the entry into the New Credit Agreement, partially offset by a $12.3 million non-cash mark-to-market gain on our investment in Point Broadband.
Income Tax Provision
Income tax provision was $38.9 million and $43.2 million for the six months ended June 30, 2024 and 2023, respectively, and our effective tax rate was 25.7% and 23.3% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $3.2 million resulting from lower equity method investment net losses in the current period.
Equity Method Investment Income (Loss), Net
Equity method investment loss was $17.6 million for the six months ended June 30, 2024 and consisted of our $16.1 million and $1.6 million pro rata share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $30.0 million for the six months ended June 30, 2023 and consisted primarily of our $27.3 million and $3.2 million pro rata share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income
Net income was $95.0 million for the six months ended June 30, 2024 compared to $112.7 million for the six months ended June 30, 2023.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax was $17.6 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively. The $13.8 million increase was due to due to a larger increase in forward interest rates during the six months ended June 30, 2024 compared to the prior year period.

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
Adjusted EBITDA is defined as net income plus net interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, net equity method investment (income) loss, net other (income) expense and any special items, as provided in the reconciliation tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended June 30,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
Net income	$47,649	$55,246	$(7,597)	(13.8)%

Plus: Interest expense, net	34,964	38,737	(3,773)	(9.7)%
Income tax provision	17,774	20,949	(3,175)	(15.2)%
Depreciation and amortization	85,314	87,240	(1,926)	(2.2)%
Equity-based compensation	7,111	5,999	1,112	18.5%
Severance and contract termination costs	5,544	—	5,544	NM
Acquisition-related costs	209	248	(39)	(15.7)%
(Gain) loss on asset sales and disposals, net	2,395	2,767	(372)	(13.4)%
System conversion costs	1,230	—	1,230	NM
Rebranding costs	432	—	432	NM
Equity method investment (income) loss, net	9,109	13,515	(4,406)	(32.6)%
Other (income) expense, net	641	6,593	(5,952)	(90.3)%

Adjusted EBITDA	$212,372	$231,294	$(18,922)	(8.2)%

NM = Not meaningful.

	Six Months Ended June 30,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
Net income	$94,991	$112,672	$(17,681)	(15.7)%

Plus: Interest expense, net	70,748	75,960	(5,212)	(6.9)%
Income tax provision	38,882	43,244	(4,362)	(10.1)%
Depreciation and amortization	170,955	172,668	(1,713)	(1.0)%
Equity-based compensation	14,576	11,584	2,992	25.8%
Severance and contract termination costs	6,647	—	6,647	NM
Acquisition-related costs	598	450	148	32.9%
(Gain) loss on asset sales and disposals, net	4,303	8,222	(3,919)	(47.7)%
System conversion costs	1,915	—	1,915	NM
Rebranding costs	432	—	432	NM
Equity method investment (income) loss, net	17,622	30,029	(12,407)	(41.3)%
Other (income) expense, net	7,756	5,240	2,516	48.0%

Adjusted EBITDA	$429,425	$460,069	$(30,644)	(6.7)%

NM = Not meaningful.
Financial Condition: Liquidity and Capital Resources
Liquidity
Our primary funding requirements are for our ongoing operations, capital expenditures, potential acquisitions and strategic investments, payments of quarterly dividends and share repurchases. We believe that our existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to utilize those funding sources to fund ongoing operations, make capital expenditures, make future acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
As part of our 45% minority equity interest in MBI, we acquired the right, but not the obligation, to purchase all but not less than all of the remaining equity interests in MBI that we do not already own if we so elect between January 1, 2023 and June 30, 2024 (the "Call Option"). We did not elect to exercise the Call Option. Investors affiliated with GTCR LLC, a private equity firm based in Chicago, have the right, but not the obligation, to sell (and to cause all members of MBI other than us to sell) to us and, in such case, we are obligated to purchase all but not less than all of the direct and indirect equity interests in MBI that we do not already own, pursuant to such right which may be exercised between July 1, 2025 through September 30, 2025 (the "Put Option"). The purchase price payable upon the exercise of the Put Option, if applicable, will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA as specified in the definitive documentation governing our investment in MBI. If the Put Option is exercised, we expect the transaction would be consummated within three to nine months thereafter, subject to customary closing conditions and regulatory approvals. We believe that our existing cash balances, the anticipated available capacity under the Revolving Credit Facility at the time of the transaction and our operating cash flows will be sufficient to fund the purchase price payable if the Put Option is exercised without needing to raise additional incremental capital. However, we may also opportunistically pursue additional incremental financing transactions depending on market conditions and other factors.

The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$320,298	$331,351	$(11,053)	(3.3)%
Net cash used in investing activities	(162,738)	(199,530)	36,792	(18.4)%
Net cash used in financing activities	(146,331)	(186,237)	39,906	(21.4)%
Change in cash and cash equivalents	$11,229	$(54,416)	$65,645	(120.6)%
Cash and cash equivalents, beginning of period	190,289	215,150	(24,861)	(11.6)%
Cash and cash equivalents, end of period	$201,518	$160,734	$40,784	25.4%
The $11.1 million year-over-year decrease in net cash provided by operating activities was primarily attributable to a decrease in Adjusted EBITDA, partially offset by favorable changes in working capital.
The $36.8 million year-over-year decrease in net cash used in investing activities was due primarily to a $40.4 million decrease in cash paid for capital expenditures and a $2.3 million increase in proceeds from the sale of assets during the first half of 2024.
The $39.9 million year-over-year decrease in net cash used in financing activities was due primarily to payments of $83.1 million for share repurchases and $8.1 million for debt issuance costs during the first half of 2023 that did not recur, partially offset by a $49.8 million increase in net debt repayments.
On May 20, 2022, our Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through June 30, 2024, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors. We did not repurchase any shares during the six months ended June 30, 2024.
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the second quarter of 2024, the Board approved a quarterly dividend of $2.95 per share of common stock, which was paid on June 14, 2024, resulting in a total dividend distribution of $17.1 million.
Financing Activity
Senior Credit Facilities
Prior to February 22, 2023, the Credit Agreement provided for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
On February 22, 2023, we amended and restated the Credit Agreement to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million; (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing our outstanding term loans as of June 30, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our outstanding Term Loan A-2. In July 2023, we transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.

As of June 30, 2024, the interest margins applicable to the Senior Credit Facilities are, at our option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
We repaid $150.0 million of the outstanding Revolving Credit Facility borrowings during 2023. In each of February 2024 and April 2024, we repaid $50.0 million of the outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $238.0 million. In July 2024, we repaid an additional $50.0 million of the outstanding Revolving Credit Facility borrowings.
As of June 30, 2024, we had approximately $1.76 billion of aggregate outstanding term loans and $238.0 million of borrowings (and $762.0 million available for borrowing) under the Revolving Credit Facility. A summary of our outstanding term loans as of June 30, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$236,875	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.69%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	745,351	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.69%
Term Loan B-4	5/3/2021	800,000	1.0%	776,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	7.46%
Total		$1,825,000		$1,758,226		$1,674,445

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

Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving Credit Facility portion:
Other noncurrent assets	$2,815	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	20,635	22,532
Total	$23,450	$25,619
We recorded debt issuance cost amortization of $1.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. We capitalized $7.8 million and wrote-off $3.3 million of debt issuance costs during the six months ended June 30, 2023 in connection with the entry into the New Credit Agreement.
The unamortized debt discount associated with the Convertible Notes was $9.9 million and $12.0 million as of June 30, 2024 and December 31, 2023, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended June 30, 2024 and 2023, and $2.1 million for both the six months ended June 30, 2024 and 2023, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income.
We have entered into a letter of credit agreement with MUFG which provides for an additional $75.0 million of letter of credit issuing capacity, of which $10.6 million was utilized as of June 30, 2024.
We were in compliance with all debt covenants as of June 30, 2024.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $8.2 million and $7.2 million on interest rate swaps during the three months ended June 30, 2024 and 2023, respectively, and income of $16.4 million and $12.8 million on interest rate swaps during the six months ended June 30, 2024 and 2023, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.
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
Our capital expenditures by category for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Customer premise equipment(1)	$19,040	$34,386
Commercial(2)	11,190	18,952
Scalable infrastructure(3)	18,006	22,945
Line extensions(4)	33,634	20,465
Upgrade/rebuild(5)	15,519	35,633
Support capital(6)	40,090	45,232
Total	$137,479	$177,613

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
Contractual Obligations and Contingent Commitments
As of June 30, 2024, with the exception of debt payments (refer to note 7 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2023 Form 10-K.
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
As of June 30, 2024, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of June 30, 2024, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $482.9 million, $507.4 million and $257.9 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2024 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2024 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2024(2)	52	$417.63	—	$143,104
May 1 to 31, 2024	—	$—	—	$143,104
June 1 to 30, 2024(2)	24	$368.39	—	$143,104
Total	76	$402.08	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Michael E. Bowker Separation Agreement dated April 30, 2024 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 3, 2024).

10.2	Michael E. Bowker Consulting Agreement dated May 1, 2024 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 3, 2024).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer
Date: August 1, 2024

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: August 1, 2024