Form 10-K/A
period 2023-12-31
Cable One, Inc.
filed 2024-10-02
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 was approximately $3.7 billion, based on the closing price for the registrant’s common stock on June 30, 2023. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2023 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 5,619,109 shares of the registrant’s common stock outstanding as of February 16, 2024.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Amended 2023 Annual Report on Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 1 to the Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) Annual Report on Form 10-K/A (“Form 10-K/A” or “Amended 2023 Annual Report”) amends and restates certain information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2024 (the “Original 2023 Annual Report”). Financial information of the second, third and fourth quarters of 2022 and all four quarterly periods of 2023 are also restated within this Form 10-K/A and separate amended and restated Quarterly Reports on Form 10-Q/A will be filed for the three months ended March 31, 2024 and the three and six months ended June 30, 2024. All material restatement information will be included in the amended reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.
As previously announced in the Current Report on Form 8-K filed with the SEC on September 24, 2024, subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company identified an error in the equity method accounting for its partial ownership of Clearwave Fiber LLC, a joint venture in which the Company contributed certain fiber operations (including certain fiber assets of Hargray (as defined under "Cautionary Statement Regarding Forward-Looking Statements") and a majority of the operations of Delta Communications, L.L.C. (“Clearwave”)) and certain unaffiliated third-party investors contributed cash to a newly formed entity ("Clearwave Fiber"). Specifically, the Company did not appropriately allocate the losses generated by Clearwave Fiber amongst the joint venture partners after considering the liquidation preference and preferred return feature of the equity units held by the third-party investors.
As a result, equity method investment loss was understated/equity method investment income was overstated, income tax provision was overstated and net income was overstated/net loss was understated in the Company's consolidated statements of operations and comprehensive income for the periods described below, which had a corresponding impact on the related consolidated balance sheet and consolidated statement of stockholders' equity items. There was no impact to the Company’s consolidated statement of cash flows except for the presentation of net income (loss) offset by the respective adjustments to reconcile net income (loss) to net cash provided by operating activities. Additionally, there was no impact to the Company's previously reported revenues, capital expenditures, cash flows from operating activities or Adjusted EBITDA (as defined and described in "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Adjusted EBITDA").
On September 23, 2024, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), in consultation with management, concluded that the following previously issued consolidated financial statements and other information of the Company should no longer be relied upon:
•the audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 contained within the Annual Reports on Form 10-K for such years (and the associated audit report of the Company’s independent registered public accounting firm); and
•the unaudited condensed consolidated financial statements contained within the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024.
Items Amended in this Filing
This Amended 2023 Annual Report sets forth the Company's Original 2023 Annual Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures and updates to the Company's assessment of internal control over financial reporting ("ICFR") and disclosure controls and procedures ("DCPs"), there were no changes to any other parts of the Original 2023 Annual Report, and this Amended 2023 Annual Report does not reflect events occurring after the date of the Original 2023 Annual Report. Unless otherwise noted, references herein such as “as of the date of this Annual Report” refer to February 23, 2024, the original filing date of the Original 2023 Annual Report.
The Company is filing this Amended 2023 Annual Report in order to amend the following items of the Original 2023 Annual Report:
•Cautionary Statement Regarding Forward-Looking Statements
•Part I, Item 1, Business
•Part I, Item 1A, Risk Factors
•Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

•Part II, Item 8, Financial Statements and Supplementary Data
•Part II, Item 9A, Controls and Procedures
•Part III, Item 11, Executive Compensation
•Part IV, Item 15, Exhibits and Financial Statement Schedules
The exhibit list included in "Part IV, Item 15, Exhibits and Financial Statement Schedules" herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1, 31.2 and 32, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1.
In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.
Refer to note 3 “Restatement of Previously Issued Consolidated Financial Statements” and note 7 “Equity Investments” in the notes to the consolidated financial statements in this Form 10-K/A for additional information, including a summary of the impacts of these adjustments.
Control Considerations
Management concluded that the Company’s ICFR was not effective as of December 31, 2023, and the Company’s DCPs were not effective as of December 31, 2023, March 31, 2024 and June 30, 2024 due to a material weakness in ICFR. Specifically, there was a lack of an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses to recognize. See "Part II, Item 9A, Controls and Procedures."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Amended 2023 Annual Report contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, dividend policy, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:
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
•risks related to the restatement of our consolidated financial statements included in this Amended 2023 Annual Report and for other periods impacted by the restatement identified in our Current Report on Form 8-K filed with the SEC on September 24, 2024, and any potential litigation or investigation related to such restatement;
•our ability to maintain effective ICFR and DCPs, including our ability to remediate any existing material weakness in our ICFR and the timing of any such remediation, as well as our ability to reestablish effective DCPs;
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
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Amended 2023 Annual Report and in our subsequent filings with the SEC.
Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I
ITEM 1    BUSINESS
Restatement of Prior Period Financial Statements
As previously discussed under the heading "Explanatory Note," we are restating our previously issued consolidated financial statements and related notes for the years ended December 31, 2023 and December 31, 2022. Refer to notes 3 and 7 in the notes to the consolidated financial statements in this Amended 2023 Annual Report for additional information.
This "Description of Business" does not substantively amend, update or change any disclosures contained in the Original 2023 Annual Report, and accordingly, does not reflect any information or events occurring after February 23, 2024, the filing date of the Original 2023 Annual Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us. The "Corporate History" section within this "Business" has been updated to reflect the restatement.
Overview
Cable One is a leading broadband communications provider committed to connecting customers and communities to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Powered by our fiber-rich infrastructure, the Cable One family of brands provides residential customers with a wide array of connectivity and entertainment services, including Gigabit speeds, advanced Wi-Fi and video. For businesses ranging from small and mid-market up to enterprise, wholesale and carrier, we offer scalable, cost-effective solutions that enable businesses of all sizes to grow, compete and succeed. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2023, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million homes passed as of December 31, 2023. Of these customers, approximately 1,059,000 subscribed to data services, 142,000 subscribed to video services and 119,000 subscribed to voice services as of December 31, 2023.

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
In addition to our organic growth, we have also completed a number of acquisitions in recent years. In 2017, we acquired RBI Holding LLC (“NewWave”) for $740.2 million. In 2019, we acquired Clearwave for $358.8 million and Fidelity Communications Co. (“Fidelity”) for $531.4 million. In 2020, we acquired Valu-Net LLC (“Valu-Net”) for $38.9 million. In 2020, we contributed the assets of our Anniston, Alabama system (the “Anniston System”) to Hargray in exchange for an approximately 15% equity interest in Hargray and subsequently acquired the remaining approximately 85% equity interest in 2021 for approximately $2.0 billion. We also acquired certain assets and assumed certain liabilities from Cable America Missouri, LLC (“CableAmerica”) for $113.1 million in late 2021.
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

In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested a combined $634.9 million in CTI Towers, Inc. (“CTI”), AMG Technology Investment Group, LLC (“Nextlink”), Wisper ISP, LLC (“Wisper”) and Mega Broadband Investments Holdings LLC (“MBI”) and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested a combined $95.8 million in Point Broadband Holdings, LLC (“Point Broadband”), Tristar Acquisition I Corp (“Tristar”) and Nextlink. In 2022, we contributed certain fiber operations to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber") (the "Clearwave Fiber Contribution") in exchange for a common equity interest in Clearwave Fiber valued at $440.0 million as of the closing date and invested a combined $41.8 million (including $7.0 million of the fair value of our Tallahassee, Florida system) in Point Broadband, MetroNet Systems, LLC ("MetroNet"), Visionary Communications, Inc. ("Visionary") and Northwest Fiber Holdco, LLC ("Ziply"). In 2023, our strategic investment and divestiture activities consisted of the following:
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
The contents of these websites are not incorporated by reference into this Amended 2023 Annual Report and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.
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

ITEM 1A.    RISK FACTORS
You should carefully consider all of the information in this Amended 2023 Annual Report and each of the risks described below, which we believe are the principal risks that we face. Some risks relate principally to the securities markets and ownership of our common stock.
Any of the following risks could materially and adversely affect our business, financial results, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Amended 2023 Annual Report or in our other public disclosures. In addition, other risks and uncertainties either not presently known or not currently believed to be material may also adversely affect our business, financial results, financial condition and results of operations and the actual outcome of matters as to which we have made forward-looking statements.
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
•risks relating to our strategic investment in Clearwave Fiber, including the fact that the board of managers of Clearwave Fiber do not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders, and we do not control the vote of the Clearwave Fiber board of managers with respect to most significant transactional and operational matters under the terms of Clearwave Fiber's operating agreement; and
•uncertainties related to the exercise of the Call Option or the Put Option (each as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity" in this Amended 2023 Annual Report) relating to our MBI investment, including, if the Put Option is exercised, the difference between the purchase price under the Put Option and the fair value of the underlying equity interests in MBI at the time the Put Option is exercised and our ability to finance the purchase price of the Put Option on terms acceptable to us or at all.
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

We have filed this Amended 2023 Annual Report to correct certain errors and have identified a material weakness in ICFR that caused our management to conclude that we did not maintain effective ICFR as of December 31, 2023, and which could, if not remediated, result in additional material misstatements in our consolidated interim and annual financial statements. We also determined that our DCPs were ineffective as of December 31, 2023 due to the material weakness in ICFR. A failure to maintain effective ICFR or DCPs could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
Subsequent to the issuance of our consolidated financial statements as of and for the year ended December 31, 2023 and our unaudited interim condensed consolidated financial statements as of and for the fiscal quarters ended March 31, 2024 and June 30, 2024, we identified an error related to our equity method accounting of our investment in Clearwave Fiber and determined that our previously issued audited consolidated financial statements for the fiscal years ending December 31, 2022 and December 31, 2023 and quarterly unaudited condensed consolidated financial statements for the quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024 and June 30, 2024 should no longer be relied upon and should be restated. As a result of the aforementioned error and restatement of these filings, we are subject to additional risks and uncertainties, including unanticipated legal and accounting costs, litigation, governmental proceedings or investigations and loss of investor confidence or reputational harm to our business.

We identified a material weakness in ICFR that caused our management to conclude that we did not maintain effective ICFR as of December 31, 2023 due to the lack of an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses to recognize. We also determined that our DCPs were not effective as of December 31, 2023 for the same reason. Refer to "Item 9A, Controls and Procedures" for further details of the material weakness and remediation efforts.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of a company’s consolidated interim or annual financial statements will not be prevented or detected on a timely basis. As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our ICFR are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our consolidated interim or annual financial statements may contain material misstatements or omissions. Additionally, because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate because of its inherent limitations, ICFR may not prevent or detect misstatements.
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
As of December 31, 2023, we had approximately $1.8 billion of outstanding term loans and an additional $338.0 million of revolving credit borrowings under the New Credit Agreement (as defined elsewhere in this Amended 2023 Annual Report). The loans outstanding under the New Credit Agreement accrue interest at a variable rate and as a result expose us to interest rate risks. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease.
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
If we repurchase the Convertible Notes (as defined elsewhere in this Amended 2023 Annual Report) for cash, which holders may require upon a fundamental change as described in the applicable Convertible Note Indenture (as defined elsewhere in this Amended 2023 Annual Report), or settle such Convertible Notes by cash or by a combination of cash and shares of our common stock in the event a holder elects to convert their Convertible Notes following a fundamental change, we will be required to make cash payments with respect to the Convertible Notes being converted or repurchased.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of the Convertible Notes being surrendered or converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of Convertible Notes is limited by the agreements governing our existing indebtedness and may also be limited by law, by regulatory authority or by agreements that will govern our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the applicable Convertible Notes Indenture or to pay cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under such indenture. A default under the applicable Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness (including the New Credit Agreement and the Senior Notes Indenture, each as defined elsewhere in this Amended 2023 Annual Report).
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
Source: S&P Global Market Intelligence
© 2024

The stock price performance shown on this graph is based on historical results and is not necessarily indicative of future stock price performance. The graph is furnished solely to accompany this Amended 2023 Annual Report and is not being filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included in this Amended 2023 Annual Report, as well as the discussion in the section of this Amended 2023 Annual Report entitled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may vary materially from those expressed or implied by these forward-looking statements due to a number of factors, including those discussed in the sections of this Amended 2023 Annual Report entitled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors.”
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.

Restatement of Prior Period Financial Statements

As previously discussed under the heading “Explanatory Note,” we are restating our previously issued consolidated financial statements and related notes for the years ended December 31, 2023 and December 31, 2022. Refer to notes 3 and 7 in the notes to the consolidated financial statements in this Amended 2023 Annual Report for additional information.

This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" does not substantively amend, update or change any disclosures or analysis contained in the Original 2023 Annual Report, and accordingly, does not reflect any information or events occurring after February 23, 2024, the filing date of the Original 2023 Annual Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein. The “Results of Operations” and “Critical Accounting Policies and Estimates” sections within this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" have been updated to reflect the restatement.
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

In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested a combined $634.9 million in CTI, Nextlink, Wisper and MBI and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested a combined $95.8 million in Point Broadband, Tristar and Nextlink. In 2022, we contributed certain fiber operations to Clearwave Fiber in exchange for a common equity interest in Clearwave Fiber valued at $440.0 million as of the closing date, divested our Tallahassee, Florida system and certain other non-core assets and invested a combined $41.8 million (including the $7.0 million fair value of our Tallahassee, Florida system) in Point Broadband, MetroNet, Visionary and Ziply. In 2023, our strategic investment and divestiture activities consisted of the following:
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
Results of Operations (As Restated)
Except for the amended discussion and analysis of the income tax provision, equity method investment income (loss), net, and net income provided below, refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion and analysis of our financial condition and results of operations for 2022 compared to 2021 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Income Tax Provision (As Restated)
Income tax provision was $119.7 million for 2022 and increased $73.9 million, or 161.4%, compared to 2021. Our effective tax rate was 31.9% and 13.6% for 2022 and 2021, respectively. The increase in the effective tax rate was due primarily to a $35.4 million income tax benefit from the reversal of a pre-existing deferred tax liability on the Hargray investment in the prior year that did not recur in 2022 and a $22.9 million deferred income tax expense in 2022 due to a revaluation of the existing net deferred tax liability as a result of the adoption of unitary filing position for state income tax purposes upon Hargray's integration into Cable One.
Equity Method Investment Income (Loss), Net (As Restated)
Equity method investment loss, net, was $42.7 million for 2022 and consisted primarily of our $58.2 million proportionate share of net loss from our Clearwave Fiber investment, partially offset by our $13.4 million proportionate share of net income from our MBI investment. Equity method investment income, net, was $0.5 million for 2021 and consisted of our $4.7 million proportionate share of net income from our Wisper investment, partially offset by our $4.3 million proportionate share of net loss from our MBI investment.
Net Income (As Restated)
Net income was $213.1 million for 2022 compared to $291.8 million for 2021.

Key Performance Measures Summary (As Restated)
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	As Restated
	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues	$1,678,081	$1,706,043	$(27,962)	(1.6)%
Total costs and expenses	$1,151,178	$1,167,054	$(15,876)	(1.4)%
Income from operations	$526,903	$538,989	$(12,086)	(2.2)%
Net income	$224,622	$213,057	$11,565	5.4%
Cash flows from operating activities	$663,170	$738,040	$(74,870)	(10.1)%
Cash flows from investing activities	$(341,904)	$(448,267)	$106,363	(23.7)%
Cash flows from financing activities	$(346,127)	$(463,425)	$117,298	(25.3)%
Adjusted EBITDA	$916,944	$911,851	$5,093	0.6%
Capital expenditures	$371,028	$414,095	$(43,067)	(10.4)%
PSU and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2023	2022	Change	% Change
Residential data PSUs	960.5	963.7	(3.3)	(0.3)%
Residential video PSUs	134.2	171.2	(37.1)	(21.6)%
Residential voice PSUs	79.2	91.3	(12.1)	(13.3)%
Total residential PSUs	1,173.8	1,226.3	(52.4)	(4.3)%

Business data PSUs	98.8	96.6	2.2	2.3%
Business video PSUs	8.1	10.3	(2.2)	(21.7)%
Business voice PSUs	39.5	40.8	(1.3)	(3.1)%
Total business services PSUs	146.4	147.7	(1.3)	(0.9)%

Total data PSUs	1,059.3	1,060.4	(1.1)	(0.1)%
Total video PSUs	142.3	181.5	(39.3)	(21.6)%
Total voice PSUs	118.7	132.1	(13.4)	(10.1)%
Total PSUs	1,320.2	1,374.0	(53.8)	(3.9)%

Residential customer relationships	994.4	1,010.2	(15.8)	(1.6)%
Business customer relationships	102.6	101.6	1.1	1.1%
Total customer relationships	1,097.0	1,111.7	(14.7)	(1.3)%

Homes passed	2,774.9	2,704.3	70.6	2.6%
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

Income Tax Provision (As Restated)
Income tax provision was $72.8 million for 2023 and decreased $46.8 million, or 39.1%, compared to 2022. Our effective tax rate was 17.7% and 31.9% for 2023 and 2022, respectively. The decrease in the effective tax rate was due primarily to decreases of $16.5 million in income tax expense related to a change in the valuation allowance associated with the MBI Net Option (as defined and described in note 7 to the consolidated financial statements) and $16.1 million in deferred income tax expense related to state blended rate changes.
Equity Method Investment Income (Loss), Net (As Restated)

Equity method investment loss, net, was $113.9 million for 2023 and consisted primarily of our $109.3 million and $5.1 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $42.7 million for 2022 and consisted primarily of our $58.2 million proportionate share of net loss from our Clearwave Fiber investment, partially offset by our $13.4 million proportionate share of net income from our MBI investment.
Net Income (As Restated)
Net income was $224.6 million for 2023 compared to $213.1 million for 2022.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax was $13.3 million for 2023 compared to an unrealized gain on cash flow hedges and other, net of tax of $132.8 million for 2022. The $146.1 million year-over-year change was due to smaller increases in forward interest rates during 2023 compared to the prior year.

Use of Adjusted EBITDA (As Restated)
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
We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the New Credit Agreement and the Senior Notes Indenture (as defined elsewhere in this Amended 2023 Annual Report) to determine compliance with the covenants contained in the New Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure that we have used in our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

	As Restated
	Year Ended December 31,		2023 vs. 2022
(dollars in thousands)	2023	2022	$ Change	% Change
Net income	$224,622	$213,057	$11,565	5.4%

Plus: Interest expense	170,147	137,713	32,434	23.6%
Income tax provision	72,838	119,650	(46,812)	(39.1)%
Depreciation and amortization	342,891	350,462	(7,571)	(2.2)%
Equity-based compensation	29,420	22,514	6,906	30.7%
Severance and contract termination costs	2,890	—	2,890	NM
(Gain) loss on deferred compensation	—	(154)	154	(100.0)%
Acquisition-related costs	1,331	3,208	(1,877)	(58.5)%
(Gain) loss on asset sales and disposals, net	12,708	9,199	3,509	38.1%
System conversion costs	801	1,466	(665)	(45.4)%
(Gain) loss on sales of businesses, net	—	(13,833)	13,833	(100.0)%
Equity method investment (income) loss, net	113,936	42,656	71,280	167.1%
Other (income) expense, net	(54,640)	25,913	(80,553)	NM

Adjusted EBITDA	$916,944	$911,851	$5,093	0.6%

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

Refer to notes 11 and 13 to the consolidated financial statements for further details regarding our financing activity, outstanding debt and interest rate swaps.
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
An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all our significant accounting policies, see note 2 of the notes to our consolidated financial statements included elsewhere in this Amended 2023 Annual Report.
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
Goodwill and Indefinite-Lived Intangible Assets
We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As Restated
	As of December 31,
	2023	2022
Goodwill and indefinite-lived intangible assets	$3,029,493	$3,030,293
Total assets	$6,759,510	$6,886,147
Goodwill and indefinite-lived intangible assets as a percentage of total assets	44.8%	44.0%

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
Property, Plant and Equipment
Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As Restated
	As of December 31,
	2023	2022
Property, plant and equipment, net	$1,791,120	$1,701,755
Total assets	$6,759,510	$6,886,147
Property, plant and equipment, net as a percentage of total assets	26.5%	24.7%

	Year Ended December 31,
	2023	2022	2021
Cash paid for property, plant and equipment	$367,704	$410,737	$384,527
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2023, our market risk sensitive instruments consisted of our Senior Credit Facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition: Liquidity and Capital Resources — Financing Activity” and notes 11 and 13 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, the related notes thereto and the report of the independent registered public accounting firm are included in this Amended 2023 Annual Report beginning on page F-1 and are incorporated by reference herein.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s DCPs (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Amended 2023 Annual Report. Based on such evaluation at the time of the Company's Original 2023 Annual Report, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of such period, the Company’s DCPs were effective. Subsequent to that evaluation and as a result of the material weakness in its ICFR discussed below, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Company's DCPs were not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Restated Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate ICFR (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company’s ICFR includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, ICFR may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of its ICFR as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

The Company did not design and maintain effective controls over its accounting for equity method investments. Specifically, it lacked an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses to recognize. This material weakness resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2023 and 2022 as well as each of the interim periods within the years ended December 31, 2023 and 2022, excluding the first quarter of 2022. Additionally, this material weakness could result in misstatements of the Company's equity method investments, proportionate share of earnings or losses and related accounts in our interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

In Management’s Report on Internal Control over Financial Reporting in its Original 2023 Annual Report, management previously concluded that it maintained effective ICFR at the reasonable assurance level as of December 31, 2023. Management subsequently concluded that the material weakness described above existed as of December 31, 2023. As a result, management determined that the Company did not maintain effective ICFR as of December 31, 2023. Accordingly, management has restated its report on ICFR.

The effectiveness of the Company’s ICFR as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Amended 2023 Annual Report.

Remediation Plan for Material Weakness

Upon identification of the material weakness, management developed a remediation plan which included designing and implementing a new control activity to fully evaluate the capital structures of equity method investments in its determination of the proportionate share of earnings or losses to recognize. Management believes these measures will remediate the identified material weakness. However, the material weakness will not be considered remediated until the remediation plan has been implemented and there has been sufficient time for the Company to conclude through testing that the controls are operating effectively. As the Company's management, under the oversight of the Audit Committee, continues to evaluate and improve the Company's ICFR, management may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s ICFR (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of February 22, 2024 are incorporated by reference from the section of this Amended 2023 Annual Report entitled “Business — Information About Our Executive Officers.”
The other information required by this item is incorporated herein by reference to our Definitive Proxy Statement in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which was filed with the SEC on April 9, 2024.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
In connection with this Amended 2023 Annual Report, the Company considered whether the Restatement required recovery of erroneously awarded incentive-based compensation pursuant to the Company's Incentive Compensation Recovery Policy required by Section 10D of the Securities Exchange Act of 1934, as amended. The Company concluded that the Restatement does not impact related performance metrics used for executive management's compensation and therefore no recovery of incentive-based compensation was required.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
(1)Financial Statements. The consolidated financial statements listed on the index set forth on page F-1 of this Amended 2023 Annual Report are filed as a part of this Amended 2023 Annual Report.
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

21.1	List of subsidiaries of Cable One, Inc. (incorporated herein by reference to Exhibit 21.1 to the Original 2023 Annual Report on Form 10-K of Cable One, Inc. filed on February 23, 2024).

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of the Original 2023 Annual Report).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97
Incentive Compensation Recovery Policy required by Section 10D of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 97 to the Original 2023 Annual Report on Form 10-K of Cable One, Inc. filed on February 23, 2024).+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Amended 2023 Annual Report for the year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

CABLE ONE, INC. (Registrant)

Date: October 1, 2024	By:	/s/ Julia M. Laulis
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the lack of an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2023 and 2022 financial statements to correct an error.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the lack of an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Capitalization of Internal Labor Costs

As described in Note 2 and included within the property, plant and equipment balances in Note 8 to the consolidated financial statements, capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred where applicable, operational data and management judgment. Capitalized labor costs represent a portion of the consolidated balance of property, plant and equipment, net of $1.8 billion as of December 31, 2023.

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

Fair Value of Options Associated with the Mega Broadband Investment

As described in Notes 6, 7, and 14 to the consolidated financial statements, the Company acquired a 45.0% minority equity interest in Mega Broadband Investments Holdings LLC (“MBI”) in 2020. The Company holds a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. If the call option is not exercised, certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “net option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The fair values of the call and put options as of December 31, 2023 were liabilities of $15.2 million and $121.2 million, respectively, and were included within other noncurrent liabilities. The net option is remeasured at fair value on a quarterly basis resulting in a $28.0 million increase in fair value of the net option during the year ended December 31, 2023 which is reported within other income (expense), net.

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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 22, 2024, except for the effects of the restatement discussed in Note 3 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is October 1, 2024.
We have served as the Company’s auditor since 2014.

CABLE ONE, INC.
CONSOLIDATED BALANCE SHEETS

	As Restated
(dollars in thousands, except par values)	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$190,289	$215,150
Accounts receivable, net	93,973	74,383
Prepaid and other current assets	58,116	57,172
Total Current Assets	342,378	346,705
Equity investments	1,038,024	1,167,478
Property, plant and equipment, net	1,791,120	1,701,755
Intangible assets, net	2,595,892	2,666,585
Goodwill	928,947	928,947
Other noncurrent assets	63,149	74,677
Total Assets	$6,759,510	$6,886,147

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$156,645	$164,518
Deferred revenue	27,169	23,706
Current portion of long-term debt	19,023	55,931
Total Current Liabilities	202,837	244,155
Long-term debt	3,626,928	3,752,591
Deferred income taxes	950,919	960,139
Other noncurrent liabilities	169,556	192,350
Total Liabilities	4,950,240	5,149,235

Commitments and contingencies (refer to note 19)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,616,987 and 5,766,011 shares outstanding as of December 31, 2023 and 2022, respectively)	62	62
Additional paid-in capital	607,574	578,154
Retained earnings	1,761,667	1,603,345
Accumulated other comprehensive income (loss)	36,745	50,031
Treasury stock, at cost (558,412 and 409,388 shares held as of December 31, 2023 and 2022, respectively)	(596,778)	(494,680)
Total Stockholders' Equity	1,809,270	1,736,912
Total Liabilities and Stockholders' Equity	$6,759,510	$6,886,147
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	As Restated
	Year Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Revenues	$1,678,081	$1,706,043	$1,605,836
Costs and Expenses:
Operating (excluding depreciation and amortization)	440,916	470,916	455,352
Selling, general and administrative	354,663	350,310	347,058
Depreciation and amortization	342,891	350,462	339,025
(Gain) loss on asset sales and disposals, net	12,708	9,199	7,829
(Gain) loss on sales of businesses, net	—	(13,833)	—
Total Costs and Expenses	1,151,178	1,167,054	1,149,264
Income from operations	526,903	538,989	456,572
Interest expense	(170,147)	(137,713)	(113,449)
Other income (expense), net	54,640	(25,913)	(6,002)
Income before income taxes and equity method investment income (loss), net	411,396	375,363	337,121
Income tax provision	72,838	119,650	45,765
Income before equity method investment income (loss), net	338,558	255,713	291,356
Equity method investment income (loss), net	(113,936)	(42,656)	468
Net income	$224,622	$213,057	$291,824

Net Income per Common Share:
Basic	$39.76	$36.16	$48.49
Diluted	$38.08	$34.73	$46.49
Weighted Average Common Shares Outstanding:
Basic	5,648,934	5,892,077	6,017,778
Diluted	6,062,331	6,314,148	6,387,354

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(13,286)	$132,826	$57,888
Comprehensive income	$211,336	$345,883	$349,712
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2020	6,027,704	$62	$535,586	$1,228,172	$(140,683)	$(127,838)	$1,495,299
Net income	—	—	—	291,824	—	—	291,824
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	57,888	—	57,888
Equity-based compensation	—	—	20,054	—	—	—	20,054
Issuance of equity awards, net of forfeitures	22,569	—	—	—	—	—	—
Withholding tax for equity awards	(3,911)	—	—	—	—	(8,517)	(8,517)
Dividends paid to stockholders ($10.50 per common share)	—	—	—	(63,453)	—	—	(63,453)
Balance at December 31, 2021	6,046,362	62	555,640	1,456,543	(82,795)	(136,355)	1,793,095
Net income (Restated)	—	—	—	213,057	—	—	213,057
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	132,826	—	132,826
Equity-based compensation	—	—	22,514	—	—	—	22,514
Issuance of equity awards, net of forfeitures	16,753	—	—	—	—	—	—
Repurchase of common stock	(294,062)	—	—	—	—	(353,289)	(353,289)
Withholding tax for equity awards	(3,042)	—	—	—	—	(5,036)	(5,036)
Dividends paid to stockholders ($11.20 per common share)	—	—	—	(66,255)	—	—	(66,255)
Balance at December 31, 2022 (Restated)	5,766,011	62	578,154	1,603,345	50,031	(494,680)	1,736,912
Net income (Restated)	—	—	—	224,622	—	—	224,622
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(13,286)	—	(13,286)
Equity-based compensation	—	—	29,420	—	—	—	29,420
Issuance of equity awards, net of forfeitures	(3,874)	—	—	—	—	—	—
Repurchases of common stock	(141,551)	—	—	—	—	(99,614)	(99,614)
Withholding tax for equity awards	(3,599)	—	—	—	—	(2,484)	(2,484)
Dividends paid to stockholders ($11.60 per common share)	—	—	—	(66,300)	—	—	(66,300)
Balance at December 31, 2023 (Restated)	5,616,987	$62	$607,574	$1,761,667	$36,745	$(596,778)	$1,809,270
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Restated
	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$224,622	$213,057	$291,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,891	350,462	339,025
Non-cash interest expense, net	9,019	9,518	9,157
Equity-based compensation	29,420	22,514	20,054
Write-off of debt issuance costs	3,340	—	2,131
Change in deferred income taxes	(5,387)	61,696	28,993
(Gain) loss on asset sales and disposals, net	12,708	9,199	7,829
(Gain) loss on sales of businesses, net	—	(13,833)	—
Equity method investment (income) loss, net	113,936	42,656	(468)
Fair value adjustments	(39,514)	40,400	48,027
Gain on step acquisition	—	—	(33,406)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,590)	2,734	19,656
Prepaid and other current assets	(2,227)	(3,971)	(5,595)
Accounts payable and accrued liabilities	(10,664)	(157)	(23,184)
Deferred revenue	3,463	(389)	2,543
Other	1,153	4,154	(2,245)
Net cash provided by operating activities	663,170	738,040	704,341

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	—	(2,065,982)
Cash paid for debt and equity investments	(29,410)	(50,385)	(95,800)
Dividends received	—	—	68,706
Proceeds from sales of equity investments	56,730	—	5,325
Capital expenditures	(371,028)	(414,095)	(391,934)
Change in accrued expenses related to capital expenditures	3,324	3,358	7,407
Purchase of wireless licenses	(2,750)	—	—
Proceeds from sales of property, plant and equipment	1,230	3,628	708
Proceeds from sales of operations	—	9,227	—
Net cash used in investing activities	(341,904)	(448,267)	(2,471,570)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	638,000	—	1,695,850
Payment of debt issuance costs	(8,096)	—	(13,742)
Payments on long-term debt	(807,633)	(38,845)	(30,501)
Repurchases of common stock	(99,614)	(353,289)	—
Payment of withholding tax for equity awards	(2,484)	(5,036)	(8,517)
Dividends paid to stockholders	(66,300)	(66,255)	(63,453)
Deposits received for asset construction	—	—	1,485
Net cash provided by (used in) financing activities	(346,127)	(463,425)	1,581,122

Change in cash and cash equivalents	(24,861)	(173,652)	(186,107)
Cash and cash equivalents, beginning of period	215,150	388,802	574,909
Cash and cash equivalents, end of period	$190,289	$215,150	$388,802

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$160,224	$127,158	$102,891
Cash paid for income taxes, net of refunds received	$92,456	$23,379	$(1,243)
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
On January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, L.L.C. ("Clearwave")) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber"). In return for its contribution of such fiber operations, the Company received common equity units of Clearwave Fiber, and the unaffiliated third-party investors received convertible preferred equity units of Clearwave Fiber. The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended December 31, 2021. The Company's common equity investment in Clearwave Fiber was valued at $440.0 million as of the closing date. Clearwave Fiber is reported on Cable One’s balance sheet under the equity method of accounting, with the proportionate share of its net income (loss) each period reflected within Cable One's consolidated financial statements on a one quarter lag.
The Company also engaged in other various strategic equity investment activity during 2021, 2022 and 2023.
Refer to notes 4 and 7 for further details on the Company's acquisitions and equity investments, respectively.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)
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
Restatement. The Company amends and restates its consolidated financial statements and related disclosures as of and for the years ended December 31, 2023 and December 31, 2022. Refer to note 3 for further information on the restatement. The applicable accompanying notes to the consolidated financial statements have also been updated.
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
3.    RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company identified an error in the equity method accounting for its partial ownership of Clearwave Fiber. Refer to note 7 for additional information on this investment. Specifically, the Company did not appropriately allocate the losses generated by Clearwave Fiber amongst the joint venture partners after considering the liquidation preference and preferred return feature held by the third-party investors. As a result, equity method investment loss was understated, income tax provision was overstated and net income was overstated in the Company's consolidated statements of operations and comprehensive income, which had a corresponding impact on the related consolidated balance sheet and consolidated statement of stockholders' equity items. There was no impact to the Company’s consolidated statement of cash flows except for the presentation of net income (loss) offset by the respective adjustments to reconcile net income (loss) to net cash provided by operating activities.

The impact of the correction of the error on the consolidated financial statements as of and for the years ended December 31, 2023 and 2022 is summarized below. The applicable accompanying notes to the consolidated financial statements have also been updated.
As of and For the Year Ended December 31, 2023
Consolidated Balance Sheet

	As of December 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,125,447	$(87,423)	$1,038,024
Total assets	$6,846,933	$(87,423)	$6,759,510
Deferred income taxes	$974,467	$(23,548)	$950,919
Total liabilities	$4,973,788	$(23,548)	$4,950,240
Retained earnings	$1,825,542	$(63,875)	$1,761,667
Total stockholders' equity	$1,873,145	$(63,875)	$1,809,270
Total liabilities and stockholders' equity	$6,846,933	$(87,423)	$6,759,510
Consolidated Statement of Operations and Comprehensive Income

	Year Ended December 31, 2023
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated
Income tax provision	$89,704	$(16,866)	$72,838
Income before equity method investment income (loss), net	$321,692	$16,866	$338,558
Equity method investment income (loss), net	$(54,256)	$(59,680)	$(113,936)
Net income	$267,436	$(42,814)	$224,622
Comprehensive income	$254,150	$(42,814)	$211,336

Net Income per Common Share:
Basic	$47.34	$(7.58)	$39.76
Diluted	$45.14	$(7.06)	$38.08
Consolidated Statement of Stockholders' Equity

	As of and For the Year Ended December 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$267,436	$(42,814)	$224,622
Retained earnings	$1,825,542	$(63,875)	$1,761,667
Total stockholders' equity	$1,873,145	$(63,875)	$1,809,270
Consolidated Statement of Cash Flows

	Year Ended December 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$267,436	$(42,814)	$224,622
Change in deferred income taxes	$11,479	$(16,866)	$(5,387)
Equity method investment (income) loss, net	$54,256	$59,680	$113,936
Net cash provided by operating activities	$663,170	$—	$663,170

As of and For the Year Ended December 31, 2022
Consolidated Balance Sheet

	As of December 31, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,195,221	$(27,743)	$1,167,478
Total assets	$6,913,890	$(27,743)	$6,886,147
Deferred income taxes	$966,821	$(6,682)	$960,139
Total liabilities	$5,155,917	$(6,682)	$5,149,235
Retained earnings	$1,624,406	$(21,061)	$1,603,345
Total stockholders' equity	$1,757,973	$(21,061)	$1,736,912
Total liabilities and stockholders' equity	$6,913,890	$(27,743)	$6,886,147
Consolidated Statement of Operations and Comprehensive Income

	Year Ended December 31, 2022
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated
Income tax provision	$126,332	$(6,682)	$119,650
Income before equity method investment income (loss), net	$249,031	$6,682	$255,713
Equity method investment income (loss), net	$(14,913)	$(27,743)	$(42,656)
Net income	$234,118	$(21,061)	$213,057
Comprehensive income	$366,944	$(21,061)	$345,883

Net Income per Common Share:
Basic	$39.73	$(3.57)	$36.16
Diluted	$38.06	$(3.33)	$34.73
Consolidated Statement of Stockholders' Equity

	As of and For the Year Ended December 31, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$234,118	$(21,061)	$213,057
Retained earnings	$1,624,406	$(21,061)	$1,603,345
Total stockholders' equity	$1,757,973	$(21,061)	$1,736,912
Consolidated Statement of Cash Flows

	Year Ended December 31, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$234,118	$(21,061)	$213,057
Change in deferred income taxes	$68,378	$(6,682)	$61,696
Equity method investment (income) loss, net	$14,913	$27,743	$42,656
Net cash provided by operating activities	$738,040	$—	$738,040
Refer to note 20 for the impact of the error, as well as a previously identified immaterial error, on the unaudited interim financial information for 2023 and 2022.

4.    ACQUISITIONS
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
5.    REVENUES
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

The changes in the allowance for credit losses were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$3,191	$2,541	$1,252
Additions - charged to costs and expenses	9,816	9,170	5,965
Deductions - write-offs	(13,885)	(13,998)	(10,587)
Recoveries collected	4,987	5,478	5,911
Ending balance	$4,109	$3,191	$2,541
Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid repairs and maintenance	$2,596	$4,059
Software implementation costs	1,812	1,349
Prepaid insurance	3,507	3,506
Prepaid rent	2,227	2,125
Prepaid software	9,762	8,897
Deferred commissions	5,371	4,596
Interest rate swap asset	24,511	25,794
Prepaid income tax payments	5,470	—
All other current assets	2,860	6,846
Total prepaid and other current assets	$58,116	$57,172
Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$10,650	$11,325
Deferred commissions	9,793	8,916
Software implementation costs	7,115	6,472
Debt issuance costs	3,087	1,904
Debt investment	2,228	2,102
Assets held for sale	889	914
Interest rate swap asset	24,453	40,289
All other noncurrent assets	4,934	2,755
Total other noncurrent assets	$63,149	$74,677

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accounts payable	$45,025	$39,554
Accrued programming costs	18,453	20,456
Accrued compensation and related benefits	20,149	26,515
Accrued sales and other operating taxes	14,518	14,541
Accrued franchise fees	2,952	3,902
Deposits	5,954	6,236
Operating lease liabilities	3,391	3,924
Accrued insurance costs	5,167	5,525
Cash overdrafts	12,058	9,445
Interest payable	6,340	5,801
Income taxes payable	2,579	13,006
All other accrued liabilities	20,059	15,613
Total accounts payable and accrued liabilities	$156,645	$164,518
Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Operating lease liabilities	$6,768	$6,733
Accrued compensation and related benefits	8,847	8,973
Deferred revenue	15,066	8,070
MBI Net Option (as defined in note 7)(1)	136,360	164,350
All other noncurrent liabilities	2,515	4,224
Total other noncurrent liabilities	$169,556	$192,350

(1)Represents the net value of the Company’s call and put options associated with the remaining equity interests in MBI (as defined in note 7), consisting of liabilities of $15.2 million and $121.2 million, respectively, as of December 31, 2023 and liabilities of $6.5 million and $157.9 million, respectively, as of December 31, 2022. Refer to notes 7 and 14 for further information on the MBI Net Option (as defined in note 7).

7.    EQUITY INVESTMENTS (AS RESTATED)
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
On January 1, 2022, the Company closed a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Clearwave) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber. The operations contributed by the Company generated approximately 3% of Cable One's consolidated revenues for the three months ended December 31, 2021. The Company's common equity investment in Clearwave Fiber was valued at $440.0 million as of the closing date. The Company recognized a non-cash gain of $22.1 million associated with this transaction. On March 24, 2022, the Company invested an additional $5.4 million in Point Broadband. On April 1, 2022, the Company contributed its Tallahassee, Florida system to MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), in exchange for cash consideration of $7.0 million and an equity interest of less than 10% in MetroNet valued at $7.0 million. On June 1, 2022, the Company completed a minority equity investment for a less than 10% ownership interest in Visionary Communications, Inc., an internet service provider ("Visionary"), for $7.2 million. On September 6, 2022, the Company entered into a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"), under which the Company agreed to invest up to $50.0 million in Ziply for a less than 10% equity interest. The Company funded $22.2 million in November 2022.
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

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	As Restated
	December 31, 2023		December 31, 2022
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet	<10%	$7,000	<10%	$7,000
Nextlink	<20%	77,245	<20%	77,245
Point Broadband	<10%	42,623	<10%	30,373
Tristar	—	—	<10%	23,413
Visionary	<10%	8,822	<10%	7,190
Ziply	<10%	50,000	<10%	22,222
Others	<10%	13,926	<10%	13,624
Total cost method investments		$199,616		$181,067

Equity Method Investments
Clearwave Fiber	~58%(1)	$272,453	58%(1)	$381,771
MBI(2)	45.0%	565,955	45.0%	571,075
Wisper	—	—	40.4%	33,565
Total equity method investments		$838,408		$986,411

Total equity investments		$1,038,024		$1,167,478

(1)Represents the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber. The Company's ownership interest in Clearwave Fiber is in the form of common equity units and the ownership interest in Clearwave Fiber of the unaffiliated third-party investors is in the form of convertible preferred equity units. The convertible preferred equity units held by the unaffiliated third-party investors are subject to a specified preferred return in relation to the common equity units held by the Company. As a result of the economic and other attributes of the various classes of equity units in Clearwave Fiber, the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber may differ from its economic interest in Clearwave Fiber.
(2)The Company holds a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”), that the Company does not already own between January 1, 2023 and June 30, 2024. Certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the "MBI Net Option") are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $136.4 million and $164.4 million as of December 31, 2023 and December 31, 2022, respectively, and was included within other noncurrent liabilities in the consolidated balance sheets. Refer to note 14 for further information on the MBI Net Option.
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

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, along with certain other operating information, were as follows (in thousands):

	As Restated
	Year Ended December 31,
	2023	2022	2021
Equity Method Investment Income (Loss)
Clearwave Fiber	$(109,318)	$(58,229)	$—
MBI(1)	(5,120)	13,361	(4,258)
Wisper	502	2,212	4,726
Total	$(113,936)	$(42,656)	$468

Other Income (Expense), Net
Mark-to-market adjustments(2)	$13,082	$330	$2,283
Gain (loss) on sale of equity investments, net	$(1,558)	$—	$—
MBI Net Option change in fair value	$27,990	$(40,730)	$(50,310)

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. The Company recognized $5.7 million, $26.9 million and $10.3 million of its proportionate share of MBI’s net income and $10.8 million, $13.5 million and $14.5 million of its proportionate share of basis difference amortization during 2023, 2022 and 2021, respectively.
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

8.    PROPERTY, PLANT AND EQUIPMENT
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
9.    GOODWILL AND INTANGIBLE ASSETS
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
10.    LEASES
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

11.    DEBT
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
12.    INCOME TAXES (AS RESTATED)
The income tax provision (benefit) consisted of the following (in thousands):

		As Restated
	Current	Deferred	Total
Year Ended December 31, 2023
U.S. federal	$63,893	$(7,142)	$56,751
State and local	14,333	1,754	16,087
Total	$78,226	$(5,388)	$72,838

Year Ended December 31, 2022
U.S. federal	$45,982	$29,505	$75,487
State and local	12,994	31,169	44,163
Total	$58,976	$60,674	$119,650

Year Ended December 31, 2021
U.S. federal	$11,010	$36,514	$47,524
State and local	5,296	(7,055)	(1,759)
Total	$16,306	$29,459	$45,765

The income tax provision is different than the amount of income tax calculated by applying the U.S. federal statutory rate of 21.0% to income before income taxes as a result of the following items (in thousands):

	As Restated
	Year Ended December 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	$86,363	$78,826	$70,902
State and local taxes, net of U.S. federal tax	6,478	9,943	(1,389)
Reversal of deferred tax liability on minority interest	—	—	(29,138)
Investment in Clearwave Fiber	—	5,829	—
State rate change	6,746	22,920	—
Equity-based compensation	2,297	(943)	(5,651)
Valuation allowance	(6,720)	9,678	10,111
Section 162(m) limitation	1,985	2,480	2,205
Equity method investments	(23,926)	(8,958)	98
Other items	(385)	(126)	(1,373)
Income tax provision	$72,838	$119,650	$45,765
The net deferred income tax liability consisted of the following (in thousands):

	As Restated
	As of December 31,
	2023	2022
Other benefit obligations	$2,538	$2,659
Equity-based compensation	7,366	6,565
Net operating losses	5,145	5,666
Accrued bonus	2,152	3,909
Reserves	2,939	2,478
Lease liabilities	2,528	2,620
Capitalized research and development expenditures	6,451	2,665
State tax credit	4,066	3,353
Unrealized capital losses	19,340	26,212
Section 163(j) interest limitation	10,352	—
Other items	6,782	2,961
Deferred tax assets, gross	69,659	59,088
Less: Valuation allowance	(19,340)	(26,212)
Deferred tax assets, net	50,319	32,876

Property, plant and equipment	322,155	301,975
Goodwill and other intangible assets	554,098	549,605
Investments in subsidiaries and partnerships	103,319	115,968
ROU assets	3,881	4,405
Prepaid expenses	5,098	4,828
Interest rate swap	11,755	15,948
Other items	932	286
Deferred tax liabilities	1,001,238	993,015

Net deferred income tax liability	$950,919	$960,139

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

13.    INTEREST RATE SWAPS
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

14.    FAIR VALUE MEASUREMENTS
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
The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI Net Option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. A change in one of these assumptions is not necessarily accompanied by a change in another assumption. Refer to note 7 for further information on the MBI Net Option.
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
15.    STOCKHOLDERS’ EQUITY
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
16.    EQUITY-BASED COMPENSATION
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
17.    OTHER INCOME AND EXPENSE
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

18.    NET INCOME PER COMMON SHARE (AS RESTATED)
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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	As Restated
	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income - basic	$224,622	$213,057	$291,824
Add: Convertible Notes interest expense, net of tax	6,215	6,216	5,136
Net income - diluted	$230,837	$219,273	$296,960

Denominator:
Weighted average common shares outstanding - basic	5,648,934	5,892,077	6,017,778
Effect of dilutive equity-based compensation awards(1)	9,149	17,823	36,547
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	333,029
Weighted average common shares outstanding - diluted	6,062,331	6,314,148	6,387,354

Net Income per Common Share:
Basic	$39.76	$36.16	$48.49
Diluted	$38.08	$34.73	$46.49

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	23,566	18,673	3,444

(1)Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(2)Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during all periods presented.

19.    COMMITMENTS AND CONTINGENCIES
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
Equity Investments. The Company has certain obligations with respect to certain of its equity investments. Refer to note 7 for further information.
20.    RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables reflect the correction of the error described in note 3, as well as a previously identified immaterial error impacting quarterly periods during 2022 and also impacting the Company's investment in Clearwave Fiber, to the Company's unaudited condensed consolidated financial statements for the quarterly periods during 2022 and 2023. The errors did not impact the condensed consolidated financial statements as of and for the three months ended March 31, 2022 and therefore this period has not been presented below. No other financial statement line items beyond those presented below were impacted.
As of and For the Three Months Ended March 31, 2023
Condensed Consolidated Balance Sheet (Unaudited)

	As of March 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,191,217	$(42,366)	$1,148,851
Total assets	$6,879,347	$(42,366)	$6,836,981
Deferred income taxes	$964,553	$(10,476)	$954,077
Total liabilities	$5,136,734	$(10,476)	$5,126,258
Retained earnings	$1,665,334	$(31,890)	$1,633,444
Total stockholders' equity	$1,742,613	$(31,890)	$1,710,723
Total liabilities and stockholders' equity	$6,879,347	$(42,366)	$6,836,981

Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2023
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated
Income tax provision	$22,295	$(3,794)	$18,501
Income before equity method investment income (loss), net	$73,940	$3,794	$77,734
Equity method investment income (loss), net	$(16,514)	$(14,623)	$(31,137)
Net income	$57,426	$(10,829)	$46,597
Comprehensive income	$39,484	$(10,829)	$28,655

Net Income per Common Share:
Basic	$10.04	$(1.89)	$8.15
Diluted	$9.62	$(1.77)	$7.85
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	As of and For the Three Months Ended March 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$57,426	$(10,829)	$46,597
Retained earnings	$1,665,334	$(31,890)	$1,633,444
Total stockholders' equity	$1,742,613	$(31,890)	$1,710,723
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$57,426	$(10,829)	$46,597
Change in deferred income taxes	$3,143	$(3,794)	$(651)
Equity method investment (income) loss, net	$16,514	$14,623	$31,137
Net cash provided by operating activities	$161,787	$—	$161,787

As of and For the Three and Six Months Ended June 30, 2023
Condensed Consolidated Balance Sheet (Unaudited)

	As of June 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,192,861	$(57,516)	$1,135,345
Total assets	$6,882,741	$(57,516)	$6,825,225
Deferred income taxes	$972,812	$(14,614)	$958,198
Total liabilities	$5,115,001	$(14,614)	$5,100,387
Retained earnings	$1,704,241	$(42,902)	$1,661,339
Total stockholders' equity	$1,767,740	$(42,902)	$1,724,838
Total liabilities and stockholders' equity	$6,882,741	$(57,516)	$6,825,225
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax provision	$20,949	$(4,138)	$16,811	$43,244	$(7,932)	$35,312
Income before equity method investment income (loss), net	$68,761	$4,138	$72,899	$142,701	$7,932	$150,633
Equity method investment income (loss), net	$(13,515)	$(15,150)	$(28,665)	$(30,029)	$(29,773)	$(59,802)
Net income	$55,246	$(11,012)	$44,234	$112,672	$(21,841)	$90,831
Comprehensive income	$76,957	$(11,012)	$65,945	$116,441	$(21,841)	$94,600

Net Income per Common Share:
Basic	$9.76	$(1.95)	$7.81	$19.80	$(3.84)	$15.96
Diluted	$9.36	$(1.82)	$7.54	$18.98	$(3.58)	$15.40
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	As of and For the Three Months Ended June 30, 2023			As of and For the Six Months Ended June 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income	$55,246	$(11,012)	$44,234	$112,672	$(21,841)	$90,831
Retained earnings	$1,704,241	$(42,902)	$1,661,339	$1,704,241	$(42,902)	$1,661,339
Total stockholders' equity	$1,767,740	$(42,902)	$1,724,838	$1,767,740	$(42,902)	$1,724,838
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$112,672	$(21,841)	$90,831
Change in deferred income taxes	$4,497	$(7,932)	$(3,435)
Equity method investment (income) loss, net	$30,029	$29,773	$59,802
Net cash provided by operating activities	$331,351	$—	$331,351

As of and For the Three and Nine Months Ended September 30, 2023
Condensed Consolidated Balance Sheet (Unaudited)

	As of September 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,127,185	$(70,127)	$1,057,058
Total assets	$6,911,775	$(70,127)	$6,841,648
Deferred income taxes	$974,344	$(18,050)	$956,294
Total liabilities	$5,109,042	$(18,050)	$5,090,992
Retained earnings	$1,727,014	$(52,077)	$1,674,937
Total stockholders' equity	$1,802,733	$(52,077)	$1,750,656
Total liabilities and stockholders' equity	$6,911,775	$(70,127)	$6,841,648
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax provision	$20,694	$(3,436)	$17,258	$63,939	$(11,368)	$52,571
Income before equity method investment income (loss), net	$47,916	$3,436	$51,352	$190,615	$11,368	$201,983
Equity method investment income (loss), net	$(8,444)	$(12,611)	$(21,055)	$(38,473)	$(42,384)	$(80,857)
Net income	$39,472	$(9,175)	$30,297	$152,142	$(31,016)	$121,126
Comprehensive income	$58,041	$(9,175)	$48,866	$174,480	$(31,016)	$143,464

Net Income per Common Share:
Basic	$7.03	$(1.63)	$5.40	$26.87	$(5.48)	$21.39
Diluted	$6.81	$(1.52)	$5.29	$25.81	$(5.10)	$20.71
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	As of and For the Three Months Ended September 30, 2023			As of and For the Nine Months Ended September 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income	$39,472	$(9,175)	$30,297	$152,142	$(31,016)	$121,126
Retained earnings	$1,727,014	$(52,077)	$1,674,937	$1,727,014	$(52,077)	$1,674,937
Total stockholders' equity	$1,802,733	$(52,077)	$1,750,656	$1,802,733	$(52,077)	$1,750,656
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$152,142	$(31,016)	$121,126
Change in deferred income taxes	$135	$(11,368)	$(11,233)
Equity method investment (income) loss, net	$38,473	$42,384	$80,857
Net cash provided by operating activities	$511,501	$—	$511,501

As of and For the Three Months Ended December 31, 2023
Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2023
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated
Income tax provision	$25,765	$(5,499)	$20,266
Income before equity method investment income (loss), net	$131,077	$5,499	$136,576
Equity method investment income (loss), net	$(15,783)	$(17,297)	$(33,080)
Net income	$115,294	$(11,798)	$103,496
Comprehensive income	$79,670	$(11,798)	$67,872

Net Income per Common Share:
Basic	$20.56	$(2.10)	$18.46
Diluted	$19.39	$(1.95)	$17.44
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	As of and For the Three Months Ended December 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$115,294	$(11,798)	$103,496
Retained earnings	$1,825,542	$(63,875)	$1,761,667
Total stockholders' equity	$1,873,145	$(63,875)	$1,809,270

As of and For the Three and Six Months Ended June 30, 2022
Condensed Consolidated Balance Sheet (Unaudited)

	As of June 30, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,185,518	$(11,873)	$1,173,645
Total assets	$6,895,076	$(11,873)	$6,883,203
Deferred income taxes	$915,494	$(2,908)	$912,586
Total liabilities	$4,989,572	$(2,908)	$4,986,664
Retained earnings	$1,664,176	$(8,965)	$1,655,211
Total stockholders' equity	$1,905,504	$(8,965)	$1,896,539
Total liabilities and stockholders' equity	$6,895,076	$(11,873)	$6,883,203
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax provision	$22,773	$(2,908)	$19,865	$64,274	$(2,908)	$61,366
Income before equity method investment income (loss), net	$74,269	$2,908	$77,177	$241,965	$2,908	$244,873
Equity method investment income (loss), net	$(5,024)	$(11,873)	$(16,897)	$(1,244)	$(11,873)	$(13,117)
Net income	$69,245	$(8,965)	$60,280	$240,721	$(8,965)	$231,756
Comprehensive income	$101,891	$(8,965)	$92,926	$330,771	$(8,965)	$321,806

Net Income per Common Share:
Basic	$11.64	$(1.50)	$10.14	$40.24	$(1.50)	$38.74
Diluted	$11.11	$(1.40)	$9.71	$38.05	$(1.40)	$36.65
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	As of and For the Three Months Ended June 30, 2022			As of and For the Six Months Ended June 30, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income	$69,245	$(8,965)	$60,280	$240,721	$(8,965)	$231,756
Retained earnings	$1,664,176	$(8,965)	$1,655,211	$1,664,176	$(8,965)	$1,655,211
Total stockholders' equity	$1,905,504	$(8,965)	$1,896,539	$1,905,504	$(8,965)	$1,896,539
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$240,721	$(8,965)	$231,756
Change in deferred income taxes	$29,582	$(2,908)	$26,674
Equity method investment (income) loss, net	$1,244	$11,873	$13,117
Net cash provided by operating activities	$353,086	$—	$353,086

As of and For the Three and Nine Months Ended September 30, 2022
Condensed Consolidated Balance Sheet (Unaudited)

	As of September 30, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,185,936	$(24,464)	$1,161,472
Total assets	$6,932,252	$(24,464)	$6,907,788
Deferred income taxes	$933,653	$(5,978)	$927,675
Total liabilities	$5,035,120	$(5,978)	$5,029,142
Retained earnings	$1,718,120	$(18,486)	$1,699,634
Total stockholders' equity	$1,897,132	$(18,486)	$1,878,646
Total liabilities and stockholders' equity	$6,932,252	$(24,464)	$6,907,788
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax provision	$21,891	$(3,070)	$18,821	$86,165	$(5,978)	$80,187
Income before equity method investment income (loss), net	$70,593	$3,070	$73,663	$312,558	$5,978	$318,536
Equity method investment income (loss), net	$14	$(12,592)	$(12,578)	$(1,230)	$(24,464)	$(25,694)
Net income	$70,607	$(9,522)	$61,085	$311,328	$(18,486)	$292,842
Comprehensive income	$117,858	$(9,522)	$108,336	$448,629	$(18,486)	$430,143

Net Income per Common Share:
Basic	$12.10	$(1.63)	$10.47	$52.47	$(3.11)	$49.36
Diluted	$11.53	$(1.52)	$10.01	$49.70	$(2.91)	$46.79
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	As of and For the Three Months Ended September 30, 2022			As of and For the Nine Months Ended September 30, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income	$70,607	$(9,522)	$61,085	$311,328	$(18,486)	$292,842
Retained earnings	$1,718,120	$(18,486)	$1,699,634	$1,718,120	$(18,486)	$1,699,634
Total stockholders' equity	$1,897,132	$(18,486)	$1,878,646	$1,897,132	$(18,486)	$1,878,646
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$311,328	$(18,486)	$292,842
Change in deferred income taxes	$32,472	$(5,978)	$26,494
Equity method investment (income) loss, net	$1,230	$24,464	$25,694
Net cash provided by operating activities	$569,793	$—	$569,793

As of and For the Three Months Ended December 31, 2022
Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited)

	Three Months Ended December 31, 2022
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated
Income tax provision	$40,167	$(704)	$39,463
Income before equity method investment income (loss), net	$(63,527)	$704	$(62,823)
Equity method investment income (loss), net	$(13,683)	$(3,279)	$(16,962)
Net income (loss)	$(77,210)	$(2,575)	$(79,785)
Comprehensive income (loss)	$(81,685)	$(2,575)	$(84,260)

Net Income (Loss) per Common Share:
Basic	$(13.38)	$(0.45)	$(13.83)
Diluted	$(13.38)	$(0.45)	$(13.83)
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

	As of and For the Three Months Ended December 31, 2022
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income (loss)	$(77,210)	$(2,575)	$(79,785)
Retained earnings	$1,624,406	$(21,061)	$1,603,345
Total stockholders' equity	$1,757,973	$(21,061)	$1,736,912