Form 10-Q/A
period 2024-03-31
Cable One, Inc.
filed 2024-10-02
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended First Quarter 2024 Quarterly Report”) amends and restates certain information included in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 3, 2024 (the “Original First Quarter 2024 Quarterly Report”). The Company's consolidated financial statements for the years ended December 31, 2023 and 2022 have been amended and restated within an amended Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC on October 1, 2024 (the “2023 Form 10-K/A”) and the Company's condensed consolidated financial statements for the three and six months ended June 30, 2024 will be restated within an amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2024. All material restatement information will be included in the amended reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.
As previously announced in the Company's Current Report on Form 8-K filed with the SEC on September 24, 2024, subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, the Company identified an error in the equity method accounting for its partial ownership of Clearwave Fiber LLC, a joint venture in which the Company contributed certain fiber operations (including certain fiber assets of Hargray (as defined under “Cautionary Statement Regarding Forward-Looking Statements”) and a majority of the operations of Delta Communications, L.L.C.) and certain unaffiliated third-party investors contributed cash to a newly formed entity (“Clearwave Fiber”). Specifically, the Company did not appropriately allocate the losses generated by Clearwave Fiber amongst the joint venture partners after considering the liquidation preference and preferred return feature of the equity units held by the third-party investors.
As a result, equity method investment loss was understated, income tax provision was overstated and net income was overstated in the Company's consolidated statements of operations and comprehensive income for the periods described below, which had a corresponding impact on the related consolidated balance sheet and consolidated statement of stockholders' equity items. There was no impact to the Company’s consolidated statement of cash flows except for the presentation of net income offset by the respective adjustments to reconcile net income to net cash provided by operating activities. Additionally, there was no impact to the Company's previously reported revenues, capital expenditures, cash flows from operating activities or Adjusted EBITDA (as defined and described in "Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Adjusted EBITDA").
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
Items Amended in this Filing
This Amended First Quarter 2024 Quarterly Report sets forth the Company's Original First Quarter 2024 Quarterly Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures and updates to the Company's assessment of internal control over financial reporting ("ICFR") and disclosure controls and procedures ("DCPs"), there were no changes to any other parts of the Original First Quarter 2024 Quarterly Report, and this Amended First Quarter 2024 Quarterly Report does not reflect events occurring after the date of the Original First Quarter 2024 Quarterly Report. Unless otherwise noted, references herein such as “as of the date of this Quarterly Report” refer to May 3, 2024, the original filing date of the Original First Quarter 2024 Quarterly Report.
The Company is filing this Amended First Quarter 2024 Quarterly Report in order to amend the following items of the Original First Quarter 2024 Quarterly Report:
•Cautionary Statement Regarding Forward-Looking Statements
•Part I, Item 1. Condensed Consolidated Financial Statements
•Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•Part I, Item 4. Controls and Procedures
•Part II, Item 6. Exhibits
The exhibit list included in “Part II, Item 6. Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1, 31.2 and 32.
In accordance with applicable SEC rules, this Amended First Quarter 2024 Quarterly Report also includes an updated signature page.
Refer to note 1 “Description of Business and Basis of Presentation” and note 4 “Equity Investments” in the notes to the condensed consolidated financial statements on this Form 10-Q/A for additional information, including a summary of the impacts of these adjustments.
Control Considerations
Management concluded that the Company’s ICFR was not effective as of December 31, 2023, and the Company’s DCPs were not effective as of December 31, 2023 and March 31, 2024 due to a material weakness in ICFR. Specifically, there was a lack of an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses to recognize. See “Part 1, Item 4. Controls and Procedures.”

CABLE ONE, INC.
FORM 10-Q/A
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Amended First Quarter 2024 Quarterly Report contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our 2023 Form 10-K/A:
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
•risks related to the restatement of our consolidated financial statements included in our 2023 Form 10-K/A and for other periods impacted by the restatement identified in our Current Report on Form 8-K filed with the SEC on September 24, 2024, and any potential litigation or investigation related to such restatement;
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
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to those described under "Risk Factors" in our 2023 Form 10-K/A.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As Restated
(dollars in thousands, except par values)	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$210,733	$190,289
Accounts receivable, net	60,530	93,973
Prepaid and other current assets	76,042	58,116
Total Current Assets	347,305	342,378
Equity investments	1,016,274	1,038,024
Property, plant and equipment, net	1,784,847	1,791,120
Intangible assets, net	2,579,969	2,595,892
Goodwill	928,947	928,947
Other noncurrent assets	81,895	63,149
Total Assets	$6,739,237	$6,759,510

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$140,589	$156,645
Deferred revenue	27,079	27,169
Current portion of long-term debt	19,018	19,023
Total Current Liabilities	186,686	202,837
Long-term debt	3,574,116	3,626,928
Deferred income taxes	950,953	950,919
Other noncurrent liabilities	174,608	169,556
Total Liabilities	4,886,363	4,950,240

Commitments and contingencies (refer to note 15)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,619,098 and 5,616,987 shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	62	62
Additional paid-in capital	615,039	607,574
Retained earnings	1,782,187	1,761,667
Accumulated other comprehensive income (loss)	55,019	36,745
Treasury stock, at cost (556,301 and 558,412 shares held as of March 31, 2024 and December 31, 2023, respectively)	(599,433)	(596,778)
Total Stockholders' Equity	1,852,874	1,809,270
Total Liabilities and Stockholders' Equity	$6,739,237	$6,759,510
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	As Restated
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Revenues	$404,312	$421,894
Costs and Expenses:
Operating (excluding depreciation and amortization)	106,512	112,161
Selling, general and administrative	90,390	86,745
Depreciation and amortization	85,641	85,428
(Gain) loss on asset sales and disposals, net	1,907	5,456
Total Costs and Expenses	284,450	289,790
Income from operations	119,862	132,104
Interest expense, net	(35,784)	(37,222)
Other income (expense), net	(7,115)	1,353
Income before income taxes and equity method investment income (loss), net	76,963	96,235
Income tax provision	17,577	18,501
Income before equity method investment income (loss), net	59,386	77,734
Equity method investment income (loss), net	(22,036)	(31,137)
Net income	$37,350	$46,597

Net Income per Common Share:
Basic	$6.65	$8.15
Diluted	$6.46	$7.85
Weighted Average Common Shares Outstanding:
Basic	5,618,745	5,718,745
Diluted	6,026,462	6,128,594

Unrealized gain (loss) on cash flow hedges and other, net of tax	$18,274	$(17,942)
Comprehensive income	$55,624	$28,655
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023 (Restated)	5,616,987	$62	$607,574	$1,761,667	$36,745	$(596,778)	$1,809,270
Net income (Restated)	—	—	—	37,350	—	—	37,350
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	18,274	—	18,274
Equity-based compensation	—	—	7,465	—	—	—	7,465
Issuance of equity awards, net of forfeitures	4,439	—	—	—	—	—	—
Withholding tax for equity awards	(2,328)	—	—	—	—	(2,655)	(2,655)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(16,830)	—	—	(16,830)
Balance at March 31, 2024 (Restated)	5,619,098	$62	$615,039	$1,782,187	$55,019	$(599,433)	$1,852,874

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022 (Restated)	5,766,011	$62	$578,154	$1,603,345	$50,031	$(494,680)	$1,736,912
Net income (Restated)	—	—	—	46,597	—	—	46,597
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(17,942)	—	(17,942)
Equity-based compensation	—	—	5,585	—	—	—	5,585
Issuance of equity awards, net of forfeitures	(6,111)	—	—	—	—	—	—
Repurchases of common stock	(56,766)	—	—	—	—	(41,751)	(41,751)
Withholding tax for equity awards	(3,132)	—	—	—	—	(2,180)	(2,180)
Dividends paid to stockholders ($2.85 per common share)	—	—	—	(16,498)	—	—	(16,498)
Balance at March 31, 2023 (Restated)	5,700,002	$62	$583,739	$1,633,444	$32,089	$(538,611)	$1,710,723
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	As Restated
	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$37,350	$46,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,641	85,428
Non-cash interest expense, net	2,217	2,317
Equity-based compensation	7,465	5,585
Write-off of debt issuance costs	—	3,340
Change in deferred income taxes	(5,751)	(651)
(Gain) loss on asset sales and disposals, net	1,907	5,456
Equity method investment (income) loss, net	22,036	31,137
Fair value adjustments	7,154	(4,852)
Changes in operating assets and liabilities:
Accounts receivable, net	33,443	28,234
Prepaid and other current assets	(14,211)	(26,220)
Accounts payable and accrued liabilities	(9,910)	(14,004)
Deferred revenue	(90)	648
Other	(2,501)	(1,228)
Net cash provided by operating activities	164,750	161,787

Cash flows from investing activities:
Capital expenditures	(65,887)	(96,106)
Change in accrued expenses related to capital expenditures	(5,894)	(4,745)
Purchase of wireless licenses	(625)	—
Proceeds from sales of property, plant and equipment	2,434	137
Net cash used in investing activities	(69,972)	(100,714)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	638,000
Payment of debt issuance costs	—	(7,898)
Payments on long-term debt	(54,849)	(643,164)
Repurchases of common stock	—	(41,751)
Payment of withholding tax for equity awards	(2,655)	(2,180)
Dividends paid to stockholders	(16,830)	(16,498)
Net cash used in financing activities	(74,334)	(73,491)

Change in cash and cash equivalents	20,444	(12,418)
Cash and cash equivalents, beginning of period	190,289	215,150
Cash and cash equivalents, end of period	$210,733	$202,732

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$32,842	$33,914
Cash paid for income taxes, net of refunds received	$26,399	$43,386
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (AS RESTATED)
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
Basis of Presentation. The condensed consolidated financial statements and accompanying notes thereto have been prepared in accordance with: (i) generally accepted accounting principles in the United States (“GAAP”) for interim financial information; and (ii) the guidance of Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for financial statements required to be filed with the SEC. As permitted under such guidance, certain notes and other financial information normally required by GAAP have been omitted. Management believes the condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows as of and for the periods presented herein. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2023 Form 10-K/A.
The December 31, 2023 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2023 Form 10-K/A, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.
Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Refer to note 13 for further details.
Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Restatement. The Company amends and restates its condensed consolidated financial statements due to an error in the equity method accounting for its partial ownership of Clearwave Fiber. Refer to note 4 for additional information on this investment. Specifically, the Company did not appropriately allocate the losses generated by Clearwave Fiber amongst the joint venture partners after considering the liquidation preference and preferred return feature held by the third-party investors. As a result, equity method investment loss was understated, income tax provision was overstated and net income was overstated in the Company's condensed consolidated statements of operations and comprehensive income, which had a corresponding impact on the related consolidated balance sheet and consolidated statement of stockholders' equity items. There was no impact to the Company’s condensed consolidated statement of cash flows except for the presentation of net income offset by the respective adjustments to reconcile net income to net cash provided by operating activities.
The impact of the correction of the error on the condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 is as follows:
Condensed Consolidated Balance Sheets

	As of March 31, 2024
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,117,220	$(100,946)	$1,016,274
Total assets	$6,840,183	$(100,946)	$6,739,237
Deferred income taxes	$978,032	$(27,079)	$950,953
Total liabilities	$4,913,442	$(27,079)	$4,886,363
Retained earnings	$1,856,054	$(73,867)	$1,782,187
Total stockholders' equity	$1,926,741	$(73,867)	$1,852,874
Total liabilities and stockholders' equity	$6,840,183	$(100,946)	$6,739,237

	As of March 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,191,217	$(42,366)	$1,148,851
Total assets	$6,879,347	$(42,366)	$6,836,981
Deferred income taxes	$964,553	$(10,476)	$954,077
Total liabilities	$5,136,734	$(10,476)	$5,126,258
Retained earnings	$1,665,334	$(31,890)	$1,633,444
Total stockholders' equity	$1,742,613	$(31,890)	$1,710,723
Total liabilities and stockholders' equity	$6,879,347	$(42,366)	$6,836,981
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31, 2024
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated
Income tax provision	$21,108	$(3,531)	$17,577
Income before equity method investment income (loss), net	$55,855	$3,531	$59,386
Equity method investment income (loss), net	$(8,513)	$(13,523)	$(22,036)
Net income	$47,342	$(9,992)	$37,350
Comprehensive income	$65,616	$(9,992)	$55,624

Net Income per Common Share:
Basic	$8.43	$(1.78)	$6.65
Diluted	$8.11	$(1.65)	$6.46

	Three Months Ended March 31, 2023
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated
Income tax provision	$22,295	$(3,794)	$18,501
Income before equity method investment income (loss), net	$73,940	$3,794	$77,734
Equity method investment income (loss), net	$(16,514)	$(14,623)	$(31,137)
Net income	$57,426	$(10,829)	$46,597
Comprehensive income	$39,484	$(10,829)	$28,655

Net Income per Common Share:
Basic	$10.04	$(1.89)	$8.15
Diluted	$9.62	$(1.77)	$7.85
Condensed Consolidated Statements of Stockholders' Equity

	As of and For the Three Months Ended March 31, 2024
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$47,342	$(9,992)	$37,350
Retained earnings	$1,856,054	$(73,867)	$1,782,187
Total stockholders' equity	$1,926,741	$(73,867)	$1,852,874

	As of and For the Three Months Ended March 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$57,426	$(10,829)	$46,597
Retained earnings	$1,665,334	$(31,890)	$1,633,444
Total stockholders' equity	$1,742,613	$(31,890)	$1,710,723
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2024
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$47,342	$(9,992)	$37,350
Change in deferred income taxes	$(2,220)	$(3,531)	$(5,751)
Equity method investment (income) loss, net	$8,513	$13,523	$22,036
Net cash provided by operating activities	$164,750	$—	$164,750

	Three Months Ended March 31, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$57,426	$(10,829)	$46,597
Change in deferred income taxes	$3,143	$(3,794)	$(651)
Equity method investment (income) loss, net	$16,514	$14,623	$31,137
Net cash provided by operating activities	$161,787	$—	$161,787
The following footnotes have been updated to reflect the restated amounts:
•Note 1. "Description of Business and Basis of Presentation"
•Note 4. "Equity Investments"
•Note 12. "Income Taxes"
•Note 14. "Net Income Per Common Share"
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

(1)Balances include amounts due from Clearwave Fiber for services provided under a transition services agreement of $3.8 million and $3.7 million as of March 31, 2024 and December 31, 2023, respectively. The balances also include $7.4 million and $11.4 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of March 31, 2024 and December 31, 2023, respectively.
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

4.    EQUITY INVESTMENTS (AS RESTATED)
The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	As Restated
	March 31, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Nextlink(2)	<20%	77,245	<20%	77,245
Point Broadband(3)	<10%	42,623	<10%	42,623
Visionary(4)	<10%	8,822	<10%	8,822
Ziply(5)	<10%	50,000	<10%	50,000
Others	<10%	14,212	<10%	13,926
Total cost method investments		$199,902		$199,616

Equity Method Investments
Clearwave Fiber(6)	~57%(7)	$250,732	~58%(7)	$272,453
MBI(8)	45%	565,640	45%	565,955
Total equity method investments		$816,372		$838,408

Total equity investments		$1,016,274		$1,038,024

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
(6)A joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, LLC) and certain unaffiliated third-party investors contributed cash to a newly formed entity, Clearwave Fiber.
(7)Represents the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber. The Company's ownership interest in Clearwave Fiber is in the form of common equity units and the ownership interest in Clearwave Fiber of the unaffiliated third-party investors is in the form of convertible preferred equity units. The convertible preferred equity units held by the unaffiliated third-party investors are subject to a specified preferred return in relation to the common equity units held by the Company. As a result of the economic and other attributes of the various classes of equity units in Clearwave Fiber, the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber may differ from its economic interest in Clearwave Fiber.
(8)The Company holds a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider (“MBI”) that the Company does not already own between January 1, 2023 and June 30, 2024. Certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $143.6 million and $136.4 million as of March 31, 2024 and December 31, 2023, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 9 for further information on the MBI Net Option.
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

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and are recorded on a one quarter lag, along with certain other operating information, were as follows (in thousands):

	As Restated
	Three Months Ended March 31,
	2024	2023
Equity Method Investment Income (Losses)
Clearwave Fiber	$(21,721)	$(28,854)
MBI(1)	(315)	(2,403)
Wisper(2)	—	120
Total	$(22,036)	$(31,137)

Other Income (Expense), Net
Mark-to-market adjustments(3)	$46	$12,833
MBI Net Option change in fair value	$(7,200)	$(7,980)

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended March 31, 2024, the Company recognized $2.2 million of its proportionate share of MBI’s net income and $2.5 million of its proportionate share of basis difference amortization. For the three months ended March 31, 2023, the Company recognized $0.8 million of its proportionate share of MBI’s net income and $3.2 million of its proportionate share of basis difference amortization.
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

Refer to the table below summarizing the Company’s outstanding term loans as of March 31, 2024 and note 11 to the Company’s audited consolidated financial statements included in our 2023 Form 10-K/A for further details on the Senior Credit Facilities.
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

12.    INCOME TAXES (AS RESTATED)
The Company’s effective tax rate was 22.8% and 19.2% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $2.5 million resulting from lower equity method investment net losses in the current quarter.
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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	As Restated
	Three Months Ended March 31,
	2024	2023
Numerator:
Net income - basic	$37,350	$46,597
Add: Convertible Notes interest expense, net of tax	1,551	1,543
Net income - diluted	$38,901	$48,140

Denominator:
Weighted average common shares outstanding - basic	5,618,745	5,718,745
Effect of dilutive equity-based compensation awards(1)	3,469	5,601
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248
Weighted average common shares outstanding - diluted	6,026,462	6,128,594

Net Income per Common Share:
Basic	$6.65	$8.15
Diluted	$6.46	$7.85

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	64,541	25,313

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
As of March 31, 2024, with the exception of debt payments (refer to note 7 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2023 Form 10-K/A.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Amended First Quarter 2024 Quarterly Report and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2023 Form 10-K/A. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.
Restatement
As previously discussed under the heading "Explanatory Note," we are restating our previously issued condensed consolidated financial statements and related notes for the three months ended March 31, 2024. Refer to note 1 in the notes to the condensed consolidated financial statements for additional information.
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" does not substantively amend, update or change any disclosures or analysis contained in the Original First Quarter 2024 Quarterly Report, and accordingly, does not reflect any information or events occurring after May 3, 2024, the filing date of the Original First Quarter 2024 Quarterly Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein. The “Results of Operations” section within this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" has been updated to reflect the restatement.
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

Results of Operations (As Restated)
Key Performance Measures Summary (As Restated)
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	As Restated
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues	$404,312	$421,894	$(17,582)	(4.2)%
Total costs and expenses	$284,450	$289,790	$(5,340)	(1.8)%
Income from operations	$119,862	$132,104	$(12,242)	(9.3)%
Net income	$37,350	$46,597	$(9,247)	(19.8)%
Cash flows from operating activities	$164,750	$161,787	$2,963	1.8%
Cash flows from investing activities	$(69,972)	$(100,714)	$30,742	(30.5)%
Cash flows from financing activities	$(74,334)	$(73,491)	$(843)	1.1%
Adjusted EBITDA(1)	$217,052	$228,774	$(11,722)	(5.1)%
Capital expenditures	$65,887	$96,106	$(30,219)	(31.4)%

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
Income Tax Provision (As Restated)
Income tax provision was $17.6 million and $18.5 million for the three months ended March 31, 2024 and 2023, respectively, and our effective tax rate was 22.8% and 19.2% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $2.5 million resulting from lower equity method investment net losses in the current quarter.

Equity Method Investment Income (Loss), Net (As Restated)
Equity method investment loss, net, was $22.0 million for the three months ended March 31, 2024 and consisted of our $21.7 million and $0.3 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $31.1 million for the three months ended March 31, 2023 and consisted primarily of our $28.9 million and $2.4 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (As Restated)
Net income was $37.4 million for the three months ended March 31, 2024 compared to $46.6 million for the three months ended March 31, 2023.
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

	As Restated
	Three Months Ended March 31,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
Net income	$37,350	$46,597	$(9,247)	(19.8)%

Plus: Interest expense, net	35,784	37,222	(1,438)	(3.9)%
Income tax provision	17,577	18,501	(924)	(5.0)%
Depreciation and amortization	85,641	85,428	213	0.2%
Equity-based compensation	7,465	5,585	1,880	33.7%
Severance and contract termination costs	1,103	—	1,103	NM
Acquisition-related costs	389	201	188	93.5%
(Gain) loss on asset sales and disposals, net	1,907	5,456	(3,549)	(65.0)%
System conversion costs	685	—	685	NM
Equity method investment (income) loss, net	22,036	31,137	(9,101)	(29.2)%
Other (income) expense, net	7,115	(1,353)	8,468	NM

Adjusted EBITDA	$217,052	$228,774	$(11,722)	(5.1)%

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
Refer to notes 11 and 13 to our audited consolidated financial statements included in the 2023 Form 10-K/A. and notes 7 and 8 to the condensed consolidated financial statements in this Amended First Quarter 2024 Quarterly Report for further details regarding our financing activity, outstanding debt and interest rate swaps.

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
Contractual Obligations and Contingent Commitments
As of March 31, 2024, with the exception of debt payments (refer to note 7 of the condensed consolidated financial statements in this Amended First Quarter 2024 Quarterly Report for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2023 Form 10-K/A.
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
There have been no material changes to our critical accounting policy and estimate disclosures described in our 2023 Form 10-K/A.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2023 Form 10-K/A other than as set forth below.
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
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management is responsible for establishing and maintaining adequate DCPs (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). DCPs are those controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. DCPs include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2024 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation at the time the Original First Quarter 2024 Quarterly Report was filed, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s DCPs were effective as of March 31, 2024. Subsequent to that evaluation and as a result of the material weakness in the Company's ICFR discussed below, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the Company's DCPs were not effective in ensuring information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not design and maintain effective controls over its accounting for equity method investments. Specifically, it lacked an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses to recognize. This material weakness resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2023 and 2022 as well as each of the interim periods within the years ended December 31, 2023 and 2022, excluding the first quarter of 2022, and condensed consolidated financial statements for the three months ended March 31, 2024. Additionally, this material weakness could result in misstatements of our equity method investments, proportionate share of earnings or losses and related accounts in our interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.
Remediation Plan for Material Weakness
Upon identification of the material weakness, management developed a remediation plan, which included designing and implementing a new control activity to fully evaluate the capital structures of equity method investments in its determination of the proportionate share of earnings or losses to recognize. Management believes these measures will remediate the identified material weakness. However, the material weakness will not be considered remediated until the remediation plan has been implemented and there has been sufficient time for the Company to conclude through testing that the controls are operating effectively. As the Company's management, under the oversight of the Audit Committee, continues to evaluate and improve the Company's ICFR, management may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s ICFR (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K/A.
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

ITEM 6.    EXHIBITS

Exhibit Number	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer
Date: October 1, 2024

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: October 1, 2024