Form 10-Q/A
period 2024-06-30
Cable One, Inc.
filed 2024-10-02
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No.1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended Second Quarter 2024 Quarterly Report”) amends and restates certain information included in the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2024 (the “Original Second Quarter 2024 Quarterly Report”). The Company's consolidated financial statements for the years ended December 31, 2023 and 2022 have been restated within an amended Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the SEC on October 1, 2024 (the “2023 Form 10-K/A”) and the Company's condensed consolidated financial statements for the three months ended March 31, 2024 have been restated within an amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2024. All material restatement information will be included in the amended reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.
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
Items Amended in this Filing
This Amended Second Quarter 2024 Quarterly Report sets forth the Company's Original Second Quarter 2024 Quarterly Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures and updates to the Company's assessment of internal control over financial reporting ("ICFR") and disclosure controls and procedures ("DCPs"), there were no changes to any other parts of the Original Second Quarter 2024 Quarterly Report, and this Amended Second Quarter 2024 Quarterly Report does not reflect events occurring after the date of the Original Second Quarter 2024 Quarterly Report. Unless otherwise noted, references herein such as “as of the date of this Quarterly Report” refer to August 2, 2024, the original filing date of the Original Second Quarter 2024 Quarterly Report.
The Company is filing this Amended Second Quarter 2024 Quarterly Report in order to amend the following items of the Original Second Quarter 2024 Quarterly Report:
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
In accordance with applicable SEC rules, this Amended Second Quarter 2024 Quarterly Report also includes an updated signature page.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Amended Second Quarter 2024 Quarterly Report contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, market expansion plans, announced organizational changes, dividend policy, capital allocation, financing strategy, ability to fund the purchase price payable if the put option associated with the remaining equity interests in Mega Broadband Investments Holdings LLC (“MBI”) is exercised, financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our 2023 Form 10-K/A:
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As Restated
(dollars in thousands, except par values)	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$201,518	$190,289
Accounts receivable, net	66,051	93,973
Prepaid and other current assets	71,177	58,116
Total Current Assets	338,746	342,378
Equity investments	1,014,215	1,038,024
Property, plant and equipment, net	1,785,765	1,791,120
Intangible assets, net	2,563,427	2,595,892
Goodwill	928,947	928,947
Other noncurrent assets	82,393	63,149
Total Assets	$6,713,493	$6,759,510

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$142,297	$156,645
Deferred revenue	26,270	27,169
Current portion of long-term debt	18,898	19,023
Total Current Liabilities	187,465	202,837
Long-term debt	3,521,450	3,626,928
Deferred income taxes	941,360	950,919
Other noncurrent liabilities	182,958	169,556
Total Liabilities	4,833,233	4,950,240

Commitments and contingencies (refer to note 15)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,619,200 and 5,616,987 shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	62	62
Additional paid-in capital	622,150	607,574
Retained earnings	1,803,232	1,761,667
Accumulated other comprehensive income (loss)	54,326	36,745
Treasury stock, at cost (556,199 and 558,412 shares held as of June 30, 2024 and December 31, 2023, respectively)	(599,510)	(596,778)
Total Stockholders' Equity	1,880,260	1,809,270
Total Liabilities and Stockholders' Equity	$6,713,493	$6,759,510
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Revenues	$394,461	$424,024	$798,774	$845,918
Costs and Expenses:
Operating (excluding depreciation and amortization)	105,845	112,804	212,357	224,969
Selling, general and administrative	90,770	86,173	181,160	172,914
Depreciation and amortization	85,314	87,240	170,955	172,668
(Gain) loss on asset sales and disposals, net	2,395	2,767	4,303	8,222
Total Costs and Expenses	284,324	288,984	568,775	578,773
Income from operations	110,137	135,040	229,999	267,145
Interest expense, net	(34,964)	(38,737)	(70,748)	(75,960)
Other income (expense), net	(641)	(6,593)	(7,756)	(5,240)
Income before income taxes and equity method investment income (loss), net	74,532	89,710	151,495	185,945
Income tax provision	14,069	16,811	31,646	35,312
Income before equity method investment income (loss), net	60,463	72,899	119,849	150,633
Equity method investment income (loss), net	(22,311)	(28,665)	(44,347)	(59,802)
Net income	$38,152	$44,234	$75,502	$90,831

Net Income per Common Share:
Basic	$6.79	$7.81	$13.44	$15.96
Diluted	$6.58	$7.54	$13.04	$15.40
Weighted Average Common Shares Outstanding:
Basic	5,620,592	5,660,751	5,619,669	5,689,588
Diluted	6,029,382	6,070,996	6,027,923	6,099,635

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(693)	$21,711	$17,581	$3,769
Comprehensive income	$37,459	$65,945	$93,083	$94,600
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024 (Restated)	5,619,098	$62	$615,039	$1,782,187	$55,019	$(599,433)	$1,852,874
Net income (Restated)	—	—	—	38,152	—	—	38,152
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(693)	—	(693)
Equity-based compensation	—	—	7,111	—	—	—	7,111
Issuance of equity awards, net of forfeitures	178	—	—	—	—	—	—
Withholding tax for equity awards	(76)	—	—	—	—	(77)	(77)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,107)	—	—	(17,107)
Balance at June 30, 2024 (Restated)	5,619,200	$62	$622,150	$1,803,232	$54,326	$(599,510)	$1,880,260

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023 (Restated)	5,700,002	$62	$583,739	$1,633,444	$32,089	$(538,611)	$1,710,723
Net income (Restated)	—	—	—	44,234	—	—	44,234
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	21,711	—	21,711
Equity-based compensation	—	—	5,999	—	—	—	5,999
Issuance of equity awards, net of forfeitures	2,134	—	—	—	—	—	—
Repurchases of common stock	(60,910)	—	—	—	—	(41,369)	(41,369)
Withholding tax for equity awards	(170)	—	—	—	—	(121)	(121)
Dividends paid to stockholders ($2.85 per common share)	—	—	—	(16,339)	—	—	(16,339)
Balance at June 30, 2023 (Restated)	5,641,056	$62	$589,738	$1,661,339	$53,800	$(580,101)	$1,724,838
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023 (Restated)	5,616,987	$62	$607,574	$1,761,667	$36,745	$(596,778)	$1,809,270
Net income (Restated)	—	—	—	75,502	—	—	75,502
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	17,581	—	17,581
Equity-based compensation	—	—	14,576	—	—	—	14,576
Issuance of equity awards, net of forfeitures	4,617	—	—	—	—	—	—
Withholding tax for equity awards	(2,404)	—	—	—	—	(2,732)	(2,732)
Dividends paid to stockholders ($5.90 per common share)	—	—	—	(33,937)	—	—	(33,937)
Balance at June 30, 2024 (Restated)	5,619,200	$62	$622,150	$1,803,232	$54,326	$(599,510)	$1,880,260

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022 (Restated)	5,766,011	$62	$578,154	$1,603,345	$50,031	$(494,680)	$1,736,912
Net income (Restated)	—	—	—	90,831	—	—	90,831
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	3,769	—	3,769
Equity-based compensation	—	—	11,584	—	—	—	11,584
Issuance of equity awards, net of forfeitures	(3,977)	—	—	—	—	—	—
Repurchases of common stock	(117,676)	—	—	—	—	(83,119)	(83,119)
Withholding tax for equity awards	(3,302)	—	—	—	—	(2,302)	(2,302)
Dividends paid to stockholders ($5.70 per common share)	—	—	—	(32,837)	—	—	(32,837)
Balance at June 30, 2023 (Restated)	5,641,056	$62	$589,738	$1,661,339	$53,800	$(580,101)	$1,724,838
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	As Restated
	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$75,502	$90,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,955	172,668
Amortization of debt discount and issuance costs	4,406	4,591
Equity-based compensation	14,576	11,584
Write-off of debt issuance costs	—	3,340
Change in deferred income taxes	(15,084)	(3,435)
(Gain) loss on asset sales and disposals, net	4,303	8,222
Equity method investment (income) loss, net	44,347	59,802
Fair value adjustments	15,514	1,656
Changes in operating assets and liabilities:
Accounts receivable, net	27,922	(228)
Prepaid and other current assets	(10,130)	(17,368)
Accounts payable and accrued liabilities	(6,350)	(9,626)
Deferred revenue	(899)	4,507
Other	(4,764)	4,807
Net cash provided by operating activities	320,298	331,351

Cash flows from investing activities:
Cash paid for debt and equity investments	(20,000)	(14,704)
Capital expenditures	(137,479)	(177,613)
Change in accrued expenses related to capital expenditures	(7,643)	(7,915)
Purchase of wireless licenses	(625)	—
Proceeds from sales of property, plant and equipment	3,009	702
Net cash used in investing activities	(162,738)	(199,530)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	638,000
Payment of debt issuance costs	—	(8,096)
Payments on long-term debt	(109,662)	(697,883)
Repurchases of common stock	—	(83,119)
Payment of withholding tax for equity awards	(2,732)	(2,302)
Dividends paid to stockholders	(33,937)	(32,837)
Net cash used in financing activities	(146,331)	(186,237)

Change in cash and cash equivalents	11,229	(54,416)
Cash and cash equivalents, beginning of period	190,289	215,150
Cash and cash equivalents, end of period	$201,518	$160,734

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$76,447	$80,093
Cash paid for income taxes, net of refunds received	$52,748	$61,268
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
The impact of the correction of the error on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023 is as follows:
Condensed Consolidated Balance Sheets

	As of June 30, 2024
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,128,363	$(114,148)	$1,014,215
Total assets	$6,827,641	$(114,148)	$6,713,493
Deferred income taxes	$972,144	$(30,784)	$941,360
Total liabilities	$4,864,017	$(30,784)	$4,833,233
Retained earnings	$1,886,596	$(83,364)	$1,803,232
Total stockholders' equity	$1,963,624	$(83,364)	$1,880,260
Total liabilities and stockholders' equity	$6,827,641	$(114,148)	$6,713,493

	As of June 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Equity investments	$1,192,861	$(57,516)	$1,135,345
Total assets	$6,882,741	$(57,516)	$6,825,225
Deferred income taxes	$972,812	$(14,614)	$958,198
Total liabilities	$5,115,001	$(14,614)	$5,100,387
Retained earnings	$1,704,241	$(42,902)	$1,661,339
Total stockholders' equity	$1,767,740	$(42,902)	$1,724,838
Total liabilities and stockholders' equity	$6,882,741	$(57,516)	$6,825,225
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax provision	$17,774	$(3,705)	$14,069	$38,882	$(7,236)	$31,646
Income before equity method investment income (loss), net	$56,758	$3,705	$60,463	$112,613	$7,236	$119,849
Equity method investment income (loss), net	$(9,109)	$(13,202)	$(22,311)	$(17,622)	$(26,725)	$(44,347)
Net income	$47,649	$(9,497)	$38,152	$94,991	$(19,489)	$75,502
Comprehensive income	$46,956	$(9,497)	$37,459	$112,572	$(19,489)	$93,083

Net Income per Common Share:
Basic	$8.48	$(1.69)	$6.79	$16.90	$(3.46)	$13.44
Diluted	$8.16	$(1.58)	$6.58	$16.27	$(3.23)	$13.04

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Income tax provision	$20,949	$(4,138)	$16,811	$43,244	$(7,932)	$35,312
Income before equity method investment income (loss), net	$68,761	$4,138	$72,899	$142,701	$7,932	$150,633
Equity method investment income (loss), net	$(13,515)	$(15,150)	$(28,665)	$(30,029)	$(29,773)	$(59,802)
Net income	$55,246	$(11,012)	$44,234	$112,672	$(21,841)	$90,831
Comprehensive income	$76,957	$(11,012)	$65,945	$116,441	$(21,841)	$94,600

Net Income per Common Share:
Basic	$9.76	$(1.95)	$7.81	$19.80	$(3.84)	$15.96
Diluted	$9.36	$(1.82)	$7.54	$18.98	$(3.58)	$15.40
Condensed Consolidated Statements of Stockholders' Equity:

	As of and For the Three Months Ended June 30, 2024			As of and For the Six Months Ended June 30, 2024
(dollars in thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income	$47,649	$(9,497)	$38,152	$94,991	$(19,489)	$75,502
Retained earnings	$1,886,596	$(83,364)	$1,803,232	$1,886,596	$(83,364)	$1,803,232
Total stockholders' equity	$1,963,624	$(83,364)	$1,880,260	$1,963,624	$(83,364)	$1,880,260

	As of and For the Three Months Ended June 30, 2023			As of and For the Six Months Ended June 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net income	$55,246	$(11,012)	$44,234	$112,672	$(21,841)	$90,831
Retained earnings	$1,704,241	$(42,902)	$1,661,339	$1,704,241	$(42,902)	$1,661,339
Total stockholders' equity	$1,767,740	$(42,902)	$1,724,838	$1,767,740	$(42,902)	$1,724,838
Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2024
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$94,991	$(19,489)	$75,502
Change in deferred income taxes	$(7,848)	$(7,236)	$(15,084)
Equity method investment (income) loss, net	$17,622	$26,725	$44,347
Net cash provided by operating activities	$320,298	$—	$320,298

	Six Months Ended June 30, 2023
(dollars in thousands)	As Reported	Adjustment	As Restated
Net income	$112,672	$(21,841)	$90,831
Change in deferred income taxes	$4,497	$(7,932)	$(3,435)
Equity method investment (income) loss, net	$30,029	$29,773	$59,802
Net cash provided by operating activities	$331,351	$—	$331,351
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

(1)Balances include amounts due from Clearwave Fiber for services provided under a transition services agreement of $2.4 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively. The balances also include $7.5 million and $11.4 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of June 30, 2024 and December 31, 2023, respectively.

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
The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	As Restated
	June 30, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Nextlink	—	—	<20%	77,245
Point Broadband(2)	<10%	42,623	<10%	42,623
Visionary(3)	<10%	8,822	<10%	8,822
Ziply(4)	<10%	50,000	<10%	50,000
Others	<10%	14,464	<10%	13,926
Total cost method investments		$122,909		$199,616

Equity Method Investments
Clearwave Fiber(5)	~57%(6)	$229,673	~58%(6)	$272,453
Nextlink	~22%	97,245	—	—
MBI(7)	45%	564,388	45%	565,955
Total equity method investments		$891,306		$838,408

Total equity investments		$1,014,215		$1,038,024

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
(6)Represents the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber. The Company's ownership interest in Clearwave Fiber is in the form of common equity units and the ownership interest in Clearwave Fiber of the unaffiliated third-party investors is in the form of convertible preferred equity units. The convertible preferred equity units held by the unaffiliated third-party investors are subject to a specified preferred return in relation to the common equity units held by the Company. As a result of the economic and other attributes of the various classes of equity units in Clearwave Fiber, the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber may differ from its economic interest in Clearwave Fiber.
(7)The Company held a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company did not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own, which right may be exercised between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability was $152.0 million and $136.4 million as of June 30, 2024 and December 31, 2023, respectively, and was included within other noncurrent liabilities in the condensed consolidated balance sheets. Refer to note 9 for further information on the MBI Net Option.

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
Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and are recorded on a one quarter lag, along with certain other operating information, were as follows (in thousands):

	As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity Method Investment Income (Losses)
Clearwave Fiber	$(21,059)	$(28,182)	$(42,780)	$(57,035)
MBI(1)	(1,252)	(836)	(1,567)	(3,239)
Wisper(2)	—	353	—	472
Total	$(22,311)	$(28,665)	$(44,347)	$(59,802)

Other Income (Expense), Net
Mark-to-market adjustments(3)	$50	$252	$95	$13,085
MBI Net Option change in fair value	$(8,410)	$(6,760)	$(15,610)	$(14,740)

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended June 30, 2024, the Company recognized $0.8 million of its proportionate share of MBI’s net income and $2.1 million of its proportionate share of basis difference amortization. For the three months ended June 30, 2023, the Company recognized $1.7 million of its proportionate share of MBI’s net income and $2.5 million of its proportionate share of basis difference amortization. For the six months ended June 30, 2024, the Company recognized $3.0 million of its proportionate share of MBI's net income and $4.6 million of its proportionate share of basis difference amortization. For the six months ended June 30, 2023, the Company recognized $2.5 million of its proportionate share of MBI's net income and $5.7 million of its proportionate share of basis difference amortization.
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
Refer to the table below summarizing the Company’s outstanding term loans as of June 30, 2024 and note 11 to the Company’s audited consolidated financial statements included in the 2023 Form 10-K/A for further details on the Senior Credit Facilities.

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

12.    INCOME TAXES (AS RESTATED)
The Company’s effective tax rate was 18.9% and 18.7% for the three months ended June 30, 2024 and 2023, respectively, and 20.9% and 19.0% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended June 30, 2024 compared to the prior year period was due primarily to a decrease in income tax benefits of $1.8 million resulting from lower equity method investment net losses in the current quarter, partially offset by income tax benefits of $0.6 million resulting from a decrease in state income tax rates enacted during the current quarter. The increase in the effective tax rate for the six months ended June 30, 2024 compared to the prior year period was due primarily to a decrease in income tax benefits of $4.2 million resulting from lower equity method investment net losses in the current period.
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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income - basic	$38,152	$44,234	$75,502	$90,831
Add: Convertible Notes interest expense, net of tax	1,551	1,551	3,103	3,095
Net income - diluted	$39,703	$45,785	$78,605	$93,926

Denominator:
Weighted average common shares outstanding - basic	5,620,592	5,660,751	5,619,669	5,689,588
Effect of dilutive equity-based compensation awards(1)	4,542	5,997	4,006	5,799
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	404,248	404,248
Weighted average common shares outstanding - diluted	6,029,382	6,070,996	6,027,923	6,099,635

Net Income per Common Share:
Basic	$6.79	$7.81	$13.44	$15.96
Diluted	$6.58	$7.54	$13.04	$15.40

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	82,363	40,162	82,363	40,162

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Amended Second Quarter 2024 Quarterly Report and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2023 Form 10-K/A. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.
Restatement
As previously discussed under the heading "Explanatory Note," we are restating our previously issued condensed consolidated financial statements and related notes for the three and six months ended June 30, 2024. Refer to note 1 in the notes to condensed consolidated financial statements for additional information.
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" does not substantively amend, update or change any disclosures or analysis contained in the Original Second Quarter 2024 Quarterly Report, and accordingly, does not reflect any information or events occurring after August 2, 2024, the filing date of the Original Second Quarter 2024 Quarterly Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein. The “Results of Operations” section within this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" has been updated to reflect the restatement.
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
For additional information, see “Risk Factors — Risks Relating to Our Business — Changes in or elimination of the FCC’s Affordable Connectivity Program could affect the profitability of our data services” in Part I, Item 1A of the 2023 Form 10-K/A.
Results of Operations (As Restated)
Key Performance Measures Summary (As Restated)
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	As Restated
	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$394,461	$424,024	$(29,563)	(7.0)%
Total costs and expenses	$284,324	$288,984	$(4,660)	(1.6)%
Income from operations	$110,137	$135,040	$(24,903)	(18.4)%
Net income	$38,152	$44,234	$(6,082)	(13.7)%
Cash flows from operating activities	$155,548	$169,564	$(14,016)	(8.3)%
Cash flows from investing activities	$(92,766)	$(98,816)	$6,050	(6.1)%
Cash flows from financing activities	$(71,997)	$(112,746)	$40,749	(36.1)%
Adjusted EBITDA(1)	$212,372	$231,294	$(18,922)	(8.2)%
Capital expenditures	$71,592	$81,507	$(9,915)	(12.2)%

	As Restated
	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues	$798,774	$845,918	$(47,144)	(5.6)%
Total costs and expenses	$568,775	$578,773	$(9,998)	(1.7)%
Income from operations	$229,999	$267,145	$(37,146)	(13.9)%
Net income	$75,502	$90,831	$(15,329)	(16.9)%
Cash flows from operating activities	$320,298	$331,351	$(11,053)	(3.3)%
Cash flows from investing activities	$(162,738)	$(199,530)	$36,792	(18.4)%
Cash flows from financing activities	$(146,331)	$(186,237)	$39,906	(21.4)%
Adjusted EBITDA(1)	$429,425	$460,069	$(30,644)	(6.7)%
Capital expenditures	$137,479	$177,613	$(40,134)	(22.6)%

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
Income Tax Provision (As Restated)
Income tax provision was $14.1 million and $16.8 million for the three months ended June 30, 2024 and 2023, respectively, and our effective tax rate was 18.9% and 18.7% for the three months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $1.7 million resulting from lower equity method investment net losses in the current quarter, partially offset by income tax benefits of $0.6 million resulting from a decrease in state income tax rates enacted during the current quarter.
Equity Method Investment Income (Loss), Net (As Restated)
Equity method investment loss was $22.3 million for the three months ended June 30, 2024 and consisted of our $21.1 million and $1.3 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $28.7 million for the three months ended June 30, 2023 and consisted primarily of our $28.2 million and $0.8 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.

Net Income (As Restated)
Net income was $38.2 million for the three months ended June 30, 2024 compared to $44.2 million for the three months ended June 30, 2023.
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
Income Tax Provision (As Restated)
Income tax provision was $31.6 million and $35.3 million for the six months ended June 30, 2024 and 2023, respectively, and our effective tax rate was 20.9% and 19.0% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate was due primarily to a decrease in income tax benefits of $4.2 million resulting from lower equity method investment net losses in the current period.
Equity Method Investment Income (Loss), Net (As Restated)
Equity method investment loss was $44.3 million for the six months ended June 30, 2024 and consisted of our $42.8 million and $1.6 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $59.8 million for the six months ended June 30, 2023 and consisted primarily of our $57.0 million and $3.2 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (As Restated)
Net income was $75.5 million for the six months ended June 30, 2024 compared to $90.8 million for the six months ended June 30, 2023.
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

	As Restated
	Three Months Ended June 30,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
Net income	$38,152	$44,234	$(6,082)	(13.7)%

Plus: Interest expense, net	34,964	38,737	(3,773)	(9.7)%
Income tax provision	14,069	16,811	(2,742)	(16.3)%
Depreciation and amortization	85,314	87,240	(1,926)	(2.2)%
Equity-based compensation	7,111	5,999	1,112	18.5%
Severance and contract termination costs	5,544	—	5,544	NM
Acquisition-related costs	209	248	(39)	(15.7)%
(Gain) loss on asset sales and disposals, net	2,395	2,767	(372)	(13.4)%
System conversion costs	1,230	—	1,230	NM
Rebranding costs	432	—	432	NM
Equity method investment (income) loss, net	22,311	28,665	(6,354)	(22.2)%
Other (income) expense, net	641	6,593	(5,952)	(90.3)%

Adjusted EBITDA	$212,372	$231,294	$(18,922)	(8.2)%

NM = Not meaningful.

	As Restated
	Six Months Ended June 30,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
Net income	$75,502	$90,831	$(15,329)	(16.9)%

Plus: Interest expense, net	70,748	75,960	(5,212)	(6.9)%
Income tax provision	31,646	35,312	(3,666)	(10.4)%
Depreciation and amortization	170,955	172,668	(1,713)	(1.0)%
Equity-based compensation	14,576	11,584	2,992	25.8%
Severance and contract termination costs	6,647	—	6,647	NM
Acquisition-related costs	598	450	148	32.9%
(Gain) loss on asset sales and disposals, net	4,303	8,222	(3,919)	(47.7)%
System conversion costs	1,915	—	1,915	NM
Rebranding costs	432	—	432	NM
Equity method investment (income) loss, net	44,347	59,802	(15,455)	(25.8)%
Other (income) expense, net	7,756	5,240	2,516	48.0%

Adjusted EBITDA	$429,425	$460,069	$(30,644)	(6.7)%

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
Refer to notes 11 and 13 to our audited consolidated financial statements included in the 2023 Form 10-K/A and notes 7 and 8 to the condensed consolidated financial statements in this Amended Second Quarter 2024 Quarterly Report for further details regarding our financing activity, outstanding debt and interest rate swaps.

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
Contractual Obligations and Contingent Commitments
As of June 30, 2024, with the exception of debt payments (refer to note 7 of the condensed consolidated financial statements in this Amended Second Quarter 2024 Quarterly Report for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2023 Form 10-K/A.
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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2024 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation at the time the Original Second Quarter 2024 Quarterly Report was filed, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s DCPs were effective as of June 30, 2024. Subsequent to that evaluation and as a result of the material weakness in the Company's ICFR discussed below, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company's DCPs were not effective in ensuring information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not design and maintain effective controls over its accounting for equity method investments. Specifically, it lacked an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses to recognize. This material weakness resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2023 and 2022 as well as each of the interim periods within the years ended December 31, 2023 and 2022, excluding the first quarter of 2022, condensed consolidated financial statements for the three months ended March 31, 2024, and condensed consolidated financial statements for the three and six months ended June 30, 2024. Additionally, this material weakness could result in misstatements of our equity method investments, proportionate share of earnings or losses and related accounts in our interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.
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

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K/A.
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
Date:October 1, 2024