Form 10-Q
period 2024-09-30
Cable One, Inc.
filed 2024-11-08
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of November 1, 2024
Common stock, par value $0.01	5,619,563

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, acquisitions and strategic investments, market expansion plans, announced organizational changes, dividend policy, capital allocation, financing strategy, the purchase price payable if the put option associated with the remaining equity interests in Mega Broadband Investments Holdings LLC (“MBI”) is exercised (the “Put Price”) and the anticipated timeline to consummate such transaction, our ability and sources of capital to fund the Put Price, MBI’s future indebtedness, our plans and intentions with respect to our remediation efforts to address the material weakness in our internal control over financial reporting and our financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2024 (the “2023 Form 10-K/A”):
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
•risks related to the restatement of our consolidated financial statements included in our 2023 Form 10-K/A and for other periods impacted by the restatement identified in our Current Report on Form 8-K filed with the SEC on September 24, 2024;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate any existing material weakness in our internal control over financial reporting and the timing of any such remediation, as well as our ability to reestablish effective disclosure controls and procedures;
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$226,641	$190,289
Accounts receivable, net	58,449	93,973
Prepaid and other current assets	49,980	58,116
Total Current Assets	335,070	342,378
Equity investments	1,000,011	1,038,024
Property, plant and equipment, net	1,790,759	1,791,120
Intangible assets, net	2,549,417	2,595,892
Goodwill	929,415	928,947
Other noncurrent assets	56,008	63,149
Total Assets	$6,660,680	$6,759,510

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$314,884	$156,645
Deferred revenue	25,959	27,169
Current portion of long-term debt	18,943	19,023
Total Current Liabilities	359,786	202,837
Long-term debt	3,468,818	3,626,928
Deferred income taxes	916,545	950,919
Other noncurrent liabilities	30,927	169,556
Total Liabilities	4,776,076	4,950,240

Commitments and contingencies (refer to note 15)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,619,077 and 5,616,987 shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	62	62
Additional paid-in capital	630,506	607,574
Retained earnings	1,830,417	1,761,667
Accumulated other comprehensive income (loss)	23,167	36,745
Treasury stock, at cost (556,322 and 558,412 shares held as of September 30, 2024 and December 31, 2023, respectively)	(599,548)	(596,778)
Total Stockholders' Equity	1,884,604	1,809,270
Total Liabilities and Stockholders' Equity	$6,660,680	$6,759,510
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(dollars in thousands, except per share data)		(As Restated)		(As Restated)
Revenues	$393,555	$420,348	$1,192,329	$1,266,266
Costs and Expenses:
Operating (excluding depreciation and amortization)	104,603	109,682	316,961	334,651
Selling, general and administrative	88,443	92,726	269,603	265,641
Depreciation and amortization	85,165	82,918	256,119	255,586
(Gain) loss on asset sales and disposals, net	5,045	2,492	9,348	10,714
Total Costs and Expenses	283,256	287,818	852,031	866,592
Income from operations	110,299	132,530	340,298	399,674
Interest expense, net	(34,210)	(38,548)	(104,957)	(114,508)
Other income (expense), net	5,252	(25,372)	(2,504)	(30,612)
Income before income taxes and equity method investment income (loss), net	81,341	68,610	232,837	254,554
Income tax provision	15,870	17,258	47,516	52,571
Income before equity method investment income (loss), net	65,471	51,352	185,321	201,983
Equity method investment income (loss), net	(21,256)	(21,055)	(65,603)	(80,857)
Net income	$44,215	$30,297	$119,718	$121,126

Net Income per Common Share:
Basic	$7.86	$5.40	$21.30	$21.39
Diluted	$7.58	$5.29	$20.62	$20.71
Weighted Average Common Shares Outstanding:
Basic	5,622,512	5,611,278	5,620,623	5,663,198
Diluted	6,037,624	6,026,285	6,031,163	6,074,898

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(31,159)	$18,569	$(13,578)	$22,338
Comprehensive income	$13,056	$48,866	$106,140	$143,464
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	5,619,200	$62	$622,150	$1,803,232	$54,326	$(599,510)	$1,880,260
Net income	—	—	—	44,215	—	—	44,215
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(31,159)	—	(31,159)
Equity-based compensation	—	—	8,356	—	—	—	8,356
Issuance of equity awards, net of forfeitures	(17)	—	—	—	—	—	—
Withholding tax for equity awards	(106)	—	—	—	—	(38)	(38)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,030)	—	—	(17,030)
Balance at September 30, 2024	5,619,077	$62	$630,506	$1,830,417	$23,167	$(599,548)	$1,884,604

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	5,641,056	$62	$589,738	$1,661,339	$53,800	$(580,101)	$1,724,838
Net income (As Restated)	—	—	—	30,297	—	—	30,297
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	18,569	—	18,569
Equity-based compensation	—	—	10,235	—	—	—	10,235
Issuance of equity awards, net of forfeitures	(125)	—	—	—	—	—	—
Repurchases of common stock	(23,875)	—	—	—	—	(16,495)	(16,495)
Withholding tax for equity awards	(135)	—	—	—	—	(89)	(89)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(16,699)	—	—	(16,699)
Balance at September 30, 2023 (As Restated)	5,616,921	$62	$599,973	$1,674,937	$72,369	$(596,685)	$1,750,656
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	5,616,987	$62	$607,574	$1,761,667	$36,745	$(596,778)	$1,809,270
Net income	—	—	—	119,718	—	—	119,718
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(13,578)	—	(13,578)
Equity-based compensation	—	—	22,932	—	—	—	22,932
Issuance of equity awards, net of forfeitures	4,600	—	—	—	—	—	—
Withholding tax for equity awards	(2,510)	—	—	—	—	(2,770)	(2,770)
Dividends paid to stockholders ($8.85 per common share)	—	—	—	(50,968)	—	—	(50,968)
Balance at September 30, 2024	5,619,077	$62	$630,506	$1,830,417	$23,167	$(599,548)	$1,884,604

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	5,766,011	$62	$578,154	$1,603,345	$50,031	$(494,680)	$1,736,912
Net income (As Restated)	—	—	—	121,126	—	—	121,126
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	22,338	—	22,338
Equity-based compensation	—	—	21,819	—	—	—	21,819
Issuance of equity awards, net of forfeitures	(4,102)	—	—	—	—	—	—
Repurchases of common stock	(141,551)	—	—	—	—	(99,614)	(99,614)
Withholding tax for equity awards	(3,437)	—	—	—	—	(2,391)	(2,391)
Dividends paid to stockholders ($8.65 per common share)	—	—	—	(49,534)	—	—	(49,534)
Balance at September 30, 2023 (As Restated)	5,616,921	$62	$599,973	$1,674,937	$72,369	$(596,685)	$1,750,656
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(in thousands)		(As Restated)
Cash flows from operating activities:
Net income	$119,718	$121,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,119	255,586
Amortization of debt discount and issuance costs	6,620	6,804
Equity-based compensation	22,932	21,819
Write-off of debt issuance costs	—	3,340
Change in deferred income taxes	(30,090)	(11,233)
(Gain) loss on asset sales and disposals, net	9,348	10,714
Equity method investment (income) loss, net	65,603	80,857
Fair value adjustments	10,167	27,077
Changes in operating assets and liabilities:
Accounts receivable, net	35,724	(11,948)
Prepaid and other current assets	(2,233)	(5,272)
Accounts payable and accrued liabilities	10,983	7,238
Deferred revenue	(1,245)	3,554
Other	(7,139)	1,839
Net cash provided by operating activities	496,507	511,501

Cash flows from investing activities:
Purchase of business	(4,326)	—
Cash paid for debt and equity investments	(20,000)	(15,520)
Capital expenditures	(214,449)	(255,428)
Change in accrued expenses related to capital expenditures	(5,789)	694
Purchase of wireless licenses	(625)	—
Proceeds from sales of property, plant and equipment	3,138	1,062
Proceeds from sales of equity investments	—	56,730
Net cash used in investing activities	(242,051)	(212,462)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	638,000
Payment of debt issuance costs	—	(8,096)
Payments on long-term debt	(164,366)	(752,922)
Repurchases of common stock	—	(99,614)
Payment of withholding tax for equity awards	(2,770)	(2,391)
Dividends paid to stockholders	(50,968)	(49,534)
Net cash used in financing activities	(218,104)	(274,557)

Change in cash and cash equivalents	36,352	24,482
Cash and cash equivalents, beginning of period	190,289	215,150
Cash and cash equivalents, end of period	$226,641	$239,632

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$109,173	$115,093
Cash paid for income taxes, net of refunds received	$75,851	$76,305
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of September 30, 2024, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,059,000 subscribed to data services, 119,000 subscribed to video services and 109,000 subscribed to voice services.
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
Restatement. The Company amended and restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 due to an error in the equity method accounting for its partial ownership of Clearwave Fiber LLC, a joint venture transaction in which the Company contributed certain fiber operations (including certain fiber assets of Hargray and a majority of the operations of Delta Communications, LLC) and certain unaffiliated third-party investors contributed cash to a newly formed entity ("Clearwave Fiber"). Specifically, the Company did not appropriately allocate the losses generated by Clearwave Fiber amongst the joint venture partners after considering the liquidation preference and preferred return feature held by the third-party investors. As a result, equity method investment loss was understated, income tax provision was overstated and net income was overstated in the Company's condensed consolidated statements of operations and comprehensive income, which had a corresponding impact on the related consolidated balance sheet and consolidated statement of stockholders' equity items. There was no impact to the Company’s condensed consolidated statement of cash flows except for the presentation of net income offset by the respective adjustments to reconcile net income to net cash provided by operating activities. The accompanying footnotes to the condensed consolidated financial statements have also been updated to reflect the restated amounts. The impact of the correction of the error discussed above on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 is as follows:
Condensed Consolidated Balance Sheet

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
2.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Residential:
Data	$230,362	$247,420	$696,585	$736,957
Video	53,650	62,295	171,185	198,719
Voice	7,765	9,080	24,528	28,334
Business:
Data	57,281	55,691	170,609	166,090
Other	17,942	19,884	55,790	62,558
Other	26,555	25,978	73,632	73,608
Total revenues	$393,555	$420,348	$1,192,329	$1,266,266

Franchise and other regulatory fees	$5,908	$6,513	$18,449	$20,473
Deferred commission amortization	$1,612	$1,445	$4,645	$4,202
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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of September 30, 2024, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $27.2 million of current deferred revenue at December 31, 2023, $25.6 million was recognized during the nine months ended September 30, 2024. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.
3.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade receivables	$44,507	$72,076
Other receivables(1)	16,600	26,006
Less: Allowance for credit losses	(2,658)	(4,109)
Total accounts receivable, net	$58,449	$93,973

(1)Balances include amounts due from Clearwave Fiber for services provided under a transition services agreement of $2.3 million and $3.7 million as of September 30, 2024 and December 31, 2023, respectively. The balances also include $4.6 million and $11.4 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of September 30, 2024 and December 31, 2023, respectively.
The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$2,724	$3,658	$4,109	$3,191
Additions - charged to costs and expenses	2,498	2,774	6,552	6,996
Deductions - write-offs	(3,697)	(3,627)	(11,700)	(10,006)
Recoveries collected	1,133	1,157	3,697	3,781
Ending balance	$2,658	$3,962	$2,658	$3,962
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid repairs and maintenance	$5,252	$2,596
Software implementation costs	3,128	1,812
Prepaid insurance	4,981	3,507
Prepaid rent	3,088	2,227
Prepaid software	9,545	9,762
Deferred commissions	5,829	5,371
Interest rate swap asset	14,142	24,511
Prepaid income tax payments	1,138	5,470
All other current assets	2,877	2,860
Total prepaid and other current assets	$49,980	$58,116

Other noncurrent assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$8,742	$10,650
Deferred commissions	11,243	9,793
Software implementation costs	8,616	7,115
Debt issuance costs	2,820	3,087
Debt investment	2,328	2,228
Assets held for sale	—	889
Interest rate swap asset	16,960	24,453
All other noncurrent assets	5,299	4,934
Total other noncurrent assets	$56,008	$63,149
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$32,988	$45,025
Accrued programming costs	17,027	18,453
Accrued compensation and related benefits	27,514	20,149
Accrued sales and other operating taxes	22,265	14,518
Accrued franchise fees	2,672	2,952
Deposits	6,015	5,954
Operating lease liabilities	2,956	3,391
Accrued insurance costs	5,477	5,167
Cash overdrafts	8,959	12,058
Interest payable	10,413	6,340
Income taxes payable	—	2,579
MBI Net Option(1)	153,480	—
All other accrued liabilities	25,118	20,059
Total accounts payable and accrued liabilities	$314,884	$156,645

(1)Amount as of September 30, 2024 represents the value of the put option associated with the remaining equity interests in MBI. This liability was classified as an other noncurrent liability within the condensed consolidated balance sheet as of December 31, 2023. Refer to notes 4 and 9 for further information on the MBI Net Option (as defined in note 4).
Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities	$5,383	$6,768
Accrued compensation and related benefits	8,349	8,847
Deferred revenue	13,922	15,066
MBI Net Option(1)	—	136,360
All other noncurrent liabilities	3,273	2,515
Total other noncurrent liabilities	$30,927	$169,556

(1)Amount as of December 31, 2023 represents the net value of the call and put options associated with the remaining equity interests in MBI, consisting of call and put liabilities of $15.2 million and $121.2 million, respectively. This liability was classified as a current liability within the condensed consolidated balance sheet as of September 30, 2024. Refer to notes 4 and 9 for further information on the MBI Net Option (as defined in note 4).

4.    EQUITY INVESTMENTS (AS RESTATED)
In June 2024, the Company invested an additional $20.0 million in AMG Technology Holdings, LLC, a wireless internet service provider ("Nextlink"), increasing its equity interest to approximately 22%. Prior to this additional investment, Nextlink was accounted for as a cost method investment. As a result of the additional investment, Nextlink is accounted for as an equity method investment with a one quarter reporting lag.
The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	September 30, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Nextlink	—	—	<20%	77,245
Point Broadband(2)	<10%	42,623	<10%	42,623
Visionary(3)	<10%	8,822	<10%	8,822
Ziply(4)	<10%	50,000	<10%	50,000
Others	<10%	14,639	<10%	13,926
Total cost method investments		$123,084		$199,616

Equity Method Investments
Clearwave Fiber(5)	~57%(6)	$209,538	~58%(6)	$272,453
Nextlink	~22%	104,185	—	—
MBI(7)	45%	563,204	45%	565,955
Total equity method investments		$876,927		$838,408

Total equity investments		$1,000,011		$1,038,024

(1)MetroNet Systems, LLC, a fiber internet service provider ("MetroNet").
(2)Point Broadband Holdings, LLC, a fiber internet service provider ("Point Broadband").
(3)Visionary Communications, Inc., an internet service provider ("Visionary").
(4)Northwest Fiber Holdco., LLC, a fiber internet service provider ("Ziply").
(5)The Company does not have a controlling financial interest and does not consolidate Clearwave Fiber for financial reporting purposes but accounts for its interest under the equity method of accounting as the entity’s governance arrangements require certain of the designees of the other unit holders to consent to all significant decisions.
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
(7)The Company held a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company did not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Certain investors in MBI hold a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own, which right may be exercised between July 1, 2025 and September 30, 2025. The call and put options (collectively referred to as the “MBI Net Option”) are measured at fair value using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA” and as adjusted, “Adjusted EBITDA”) volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The final MBI purchase price allocation resulted in $630.7 million being allocated to the MBI equity investment and $19.7 million and $75.5 million being allocated to the call and put options, respectively. The MBI Net Option is remeasured at fair value on a quarterly basis. The carrying value of the MBI Net Option liability of $153.5 million as of September 30, 2024 was classified as a current liability while the carrying value of $136.4 million as of December 31, 2023 was included within other noncurrent liabilities as of December 31, 2023 in the condensed consolidated balance sheets. Refer to note 9 for further information on the MBI Net Option.
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $481.7 million and $487.5 million as of September 30, 2024 and December 31, 2023, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and are recorded on a one quarter lag, along with other equity investment activities recorded within other income (expense) in the condensed consolidated statements of operation and comprehensive income, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Equity Method Investment Income (Losses)
Clearwave Fiber	$(20,136)	$(20,697)	$(62,915)	$(77,732)
MBI(1)	(1,183)	(387)	(2,751)	(3,627)
Nextlink	63	—	63	—
Wisper(2)	—	29	—	502
Total	$(21,256)	$(21,055)	$(65,603)	$(80,857)

Other Income (Expense), Net
MBI Net Option change in fair value	$(1,510)	$(23,910)	$(17,120)	$(38,650)
Gain (loss) on sale of equity investments, net	$—	$(1,558)	$—	$(1,558)
Gain (loss) on fair value adjustment of equity investments, net(3)	$(20)	$45	$76	$13,130

(1)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended September 30, 2024, the Company recognized $0.9 million of its proportionate share of MBI’s net income and $2.1 million of its proportionate share of basis difference amortization. For the three months ended September 30, 2023, the Company recognized $2.2 million of its proportionate share of MBI’s net income and $2.5 million of its proportionate share of basis difference amortization. For the nine months ended September 30, 2024, the Company recognized $3.9 million of its proportionate share of MBI's net income and $6.6 million of its proportionate share of basis difference amortization. For the nine months ended September 30, 2023, the Company recognized $4.6 million of its proportionate share of MBI's net income and $8.3 million of its proportionate share of basis difference amortization.
(2)Wisper ISP, LLC, a wireless internet service provider ("Wisper"). In July 2023, the Company redeemed its equity investment in Wisper.
(3)Amount for the nine months ended September 30, 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.

5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cable distribution systems	$2,562,658	$2,491,903
Customer premise equipment	357,131	380,820
Other equipment and fixtures	367,510	376,847
Buildings and improvements	141,306	140,063
Capitalized software	72,856	70,928
Construction in progress	162,124	188,774
Land	16,387	13,641
Right-of-use assets	10,511	10,789
Property, plant and equipment, gross	3,690,483	3,673,765
Less: Accumulated depreciation and amortization	(1,899,724)	(1,882,645)
Property, plant and equipment, net	$1,790,759	$1,791,120
The Company classified $0.9 million of property, plant and equipment as held for sale as of December 31, 2023. Such assets are included within other noncurrent assets in the condensed consolidated balance sheet. These assets were sold during the first quarter of 2024 for total proceeds of $2.3 million, resulting in the recognition of a $1.4 million gain on the sale.
Depreciation and amortization expense for property, plant and equipment was $68.6 million and $64.8 million for the three months ended September 30, 2024 and 2023, respectively, and $206.5 million and $201.1 million for the nine months ended September 30, 2024 and 2023, respectively.
6.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $929.4 million and $928.9 million as of September 30, 2024 and December 31, 2023, respectively, with the increase attributable to a small acquisition on July 1, 2024. The Company has not historically recorded any impairment of goodwill.
Intangible assets consisted of the following (dollars in thousands):

		September 30, 2024			December 31, 2023
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$785,203	$343,523	$441,680	$784,381	$295,817	$488,564
Trademarks and trade names	2 – 4.2	11,889	10,367	1,522	11,846	8,782	3,064
Wireless licenses	10 – 15	4,793	811	3,982	4,169	451	3,718
Total finite-lived intangible assets		$801,885	$354,701	$447,184	$800,396	$305,050	$495,346

Indefinite-Lived Intangible Assets
Franchise agreements				$2,102,233			$2,100,546

Total intangible assets, net				$2,549,417			$2,595,892
Intangible asset amortization expense was $16.6 million and $18.2 million for the three months ended September 30, 2024 and 2023, respectively, and $49.7 million and $54.5 million for the nine months ended September 30, 2024 and 2023, respectively.

The future amortization of existing finite-lived intangible assets as of September 30, 2024 was as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining three months)	$16,551
2025	61,258
2026	55,733
2027	51,841
2028	48,242
Thereafter	213,559
Total	$447,184
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.
7.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Credit Facilities (as defined below)	$1,941,665	$2,105,348
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	4,592	5,160
Total debt	3,516,257	3,680,508
Less: Unamortized debt discount	(8,806)	(12,025)
Less: Unamortized debt issuance costs	(19,690)	(22,532)
Less: Current portion of long-term debt	(18,943)	(19,023)
Total long-term debt	$3,468,818	$3,626,928
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
On February 22, 2023, the Company entered into the fourth amended and restated credit agreement with its lenders to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing the Company's outstanding term loans as of September 30, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2. In July 2023, the Company transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
Refer to note 16 for discussion of additional activity pertaining to the New Credit Agreement occurring subsequent to September 30, 2024.

Under the New Credit Agreement, the interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
The Company repaid $150.0 million of the outstanding Revolving Credit Facility borrowings during 2023. In each of February, April and July of 2024, the Company repaid $50.0 million of the outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $188.0 million as of September 30, 2024. The borrowings under the Revolving Credit Facility accrued interest at a rate of 6.70% per annum as of September 30, 2024.
Refer to the table below summarizing the Company’s outstanding term loans as of September 30, 2024 and note 11 to the Company’s audited consolidated financial statements included in the 2023 Form 10-K/A for further details on the Senior Credit Facilities.
As of September 30, 2024, the Company had approximately $1.75 billion of aggregate outstanding term loans and $188.0 million of borrowings (and $812.0 million available for borrowing) under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of September 30, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$236,250	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.20%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	743,415	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.20%
Term Loan B-4	5/3/2021	800,000	1.0%	774,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	6.96%
Total		$1,825,000		$1,753,665		$1,674,445

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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(4,357)	(4,449)	(8,806)	(6,610)	(5,415)	(12,025)
Less: Unamortized debt issuance costs	(119)	(126)	(245)	(180)	(153)	(333)
Net carrying amount	$570,524	$340,425	$910,949	$568,210	$339,432	$907,642

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2023			2024			2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970	$—	$2,911	$2,911	$—	$2,911	$2,911
Amortization of discount	756	325	1,081	756	325	1,081	2,253	966	3,219	2,244	963	3,207
Amortization of debt issuance costs	21	9	30	21	9	30	61	27	88	61	27	88
Total interest expense	$777	$1,304	$2,081	$777	$1,304	$2,081	$2,314	$3,904	$6,218	$2,305	$3,901	$6,206

Effective interest rate	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%		0.5%	1.5%
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
Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Revolving Credit Facility portion:
Other noncurrent assets	$2,820	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	19,690	22,532
Total	$22,510	$25,619
The Company recorded debt issuance cost amortization of $1.1 million for both the three months ended September 30, 2024 and 2023 and $3.4 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. The Company capitalized $0.3 million of debt issuance costs during the nine months ended September 30, 2024 related to an amendment to the New Credit Agreement that was entered into in October 2024. Refer to note 16 for additional information on this amendment. The Company capitalized $7.8 million and wrote-off $3.3 million of debt issuance costs during the nine months ended September 30, 2023 in connection with the entry into the New Credit Agreement.

The future maturities of outstanding borrowings as of September 30, 2024 were as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining three months)	$4,561
2025	18,244
2026	593,244
2027	18,244
2028	1,291,244
Thereafter	1,586,128
Total	$3,511,665
The Company has entered into a letter of credit agreement with MUFG Bank, Ltd. ("MUFG") which provides for an additional $75.0 million letter of credit issuing capacity. As of September 30, 2024, $11.6 million of letters of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of September 30, 2024.
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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Current portion:
Prepaid and other current assets	$14,142	$24,511
Noncurrent portion:
Other noncurrent assets	16,960	24,453
Total interest rate swap asset	$31,102	$48,964

Stockholders’ Equity:
Accumulated other comprehensive income	$23,357	$36,936
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest (income) expense	$(8,430)	$(7,971)	$(24,868)	$(20,784)

Unrealized gain (loss) on cash flow hedges, gross	$(40,968)	$24,463	$31,102	$95,809
Less: Tax effect	9,808	(5,893)	(7,745)	(23,248)
Unrealized gain (loss) on cash flow hedges, net of tax	$(31,160)	$18,570	$23,357	$72,561
The Company does not hold any derivative instruments for speculative trading purposes.

9.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of September 30, 2024 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The carrying amounts, fair values and related fair value hierarchy levels of the Company’s financial assets and liabilities as of September 30, 2024 were as follows (in thousands):

	September 30, 2024
	Carrying Amount	Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents:
Money market investments	$123,747	$123,747	Level 1
Other noncurrent assets (including current portion):
Interest rate swap asset	$31,102	$31,102	Level 2

Liabilities:
Long-term debt (including current portion):
Term loans	$1,753,665	$1,717,084	Level 2
Revolving Credit Facility	$188,000	$186,120	Level 2
Senior Notes	$650,000	$515,905	Level 2
Convertible Notes	$920,000	$807,703	Level 2
Other noncurrent liabilities:
MBI Net Option	$153,480	$153,480	Level 3
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
The assumptions used to determine the fair value of the MBI Net Option consisted of the following:

	September 30, 2024		December 31, 2023
	Cable One	MBI	Cable One	MBI
Equity volatility	43.0%	40.0%	40.0%	30.0%
EBITDA volatility	10.0%	10.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	7.5%	7.5%	7.5%	8.5%
Cost of debt	9.0%		8.5%
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

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No impairments were recorded during the nine months ended September 30, 2024 or 2023.
10.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 556,322 held at September 30, 2024 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly traded in 2015 through September 30, 2024, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the nine months ended September 30, 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended September 30, 2024 and 2023 were each less than $0.1 million, for which the Company withheld 106 and 135 shares of common stock, respectively. The amounts remitted during the nine months ended September 30, 2024 and 2023 were $2.8 million and $2.4 million, for which the Company withheld 2,510 and 3,437 shares of common stock, respectively.
11.    EQUITY-BASED COMPENSATION
Our stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, SARs, restricted stock units (“RSUs”), performance restricted stock units ("PRSUs"), cash-based awards, performance-based awards, dividend equivalent units (“DEUs” and, together with restricted stock awards, RSUs and PRSUs, “Restricted Stock”) and other stock-based awards, including deferred stock units and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At September 30, 2024, 335,152 shares were available for issuance under the 2022 Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted Stock	$8,268	$9,830	$22,436	$20,637
SARs	88	405	496	1,182
Total	$8,356	$10,235	$22,932	$21,819
The Company recognized excess tax shortfalls of $0.4 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and excess tax shortfalls of $2.1 million and $1.8 million during the nine months ended September 30, 2024 and 2023, respectively. The deferred tax asset related to all outstanding equity-based awards was $7.6 million and $7.4 million as of September 30, 2024 and December 31, 2023, respectively.

Restricted Stock. A summary of Restricted Stock activity during the nine months ended September 30, 2024 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	91,432	$952.33
Granted	114,011	$540.62
Forfeited	(21,871)	$711.08
Vested and issued	(16,491)	$1,352.64
Outstanding as of September 30, 2024	167,081	$663.46

Vested and deferred as of September 30, 2024	7,645	$811.64
At September 30, 2024, there was $48.2 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.5 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

	2024	2023
Risk-free interest rate	4.0%	4.1%
Expected volatility	35.4%	39.1%
Simulation term	2.99 years	2.99 years
Weighted average grant date fair value	$603.73	$774.30
Stock Appreciation Rights. A summary of SARs activity during the nine months ended September 30, 2024 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	35,491	$1,093.30	$269.69	$—	5.1
Forfeited	(875)	$1,835.26	$463.66
Expired	(6,250)	$1,282.49	$316.16
Outstanding as of September 30, 2024	28,366	$1,028.73	$253.47	$—	4.2

Exercisable as of September 30, 2024	26,491	$969.79	$236.12	$—	4.0
At September 30, 2024, there was $0.4 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.5 years.
12.    INCOME TAXES (AS RESTATED)
The Company’s effective tax rate was 19.5% and 25.2% for the three months ended September 30, 2024 and 2023, respectively, and 20.4% and 20.7% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended September 30, 2024 compared to the prior year period was due primarily to an increase in income tax benefits of $5.4 million resulting from a change in valuation allowance related to the fair value adjustment of the MBI Net Option in the current period. The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to the prior year period was due primarily to an increase in income tax benefits of $5.2 million resulting from a change in valuation allowance related to the fair value adjustment of the MBI Net Option in the current period, partially offset by a decrease in income tax benefits of $3.7 million resulting from lower equity method investment net losses in the current period.

13.    OTHER INCOME AND EXPENSE
The reclassification of interest and investment income from other income to interest expense, net, in the condensed consolidated statement of operations and comprehensive income has been reflected in prior period amounts to conform to the current year presentation.
Other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MBI Net Option fair value adjustment	$(1,510)	$(23,910)	$(17,120)	$(38,650)
Write-off of debt issuance costs	—	—	—	(3,340)
C-band spectrum relocation funding(1)	—	—	7,669	—
Gain (loss) on sale of equity investments, net	—	(1,558)	—	(1,558)
Gain (loss) on fair value adjustment of equity investments, net(2)	(20)	45	76	13,130
Other	6,782	51	6,871	(194)
Other income (expense), net	$5,252	$(25,372)	$(2,504)	$(30,612)

(1)Represents the gain related to C-band spectrum relocation funding received from the federal government.
(2)Amount for the nine months ended September 30, 2023 represents a non-cash mark-to-market gain on the Company's investment in Point Broadband as a result of an observable market transaction in Point Broadband’s equity.
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

The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator:
Net income - basic	$44,215	$30,297	$119,718	$121,126
Add: Convertible Notes interest expense, net of tax	1,561	1,561	4,664	4,655
Net income - diluted	$45,776	$31,858	$124,382	$125,781

Denominator:
Weighted average common shares outstanding - basic	5,622,512	5,611,278	5,620,623	5,663,198
Effect of dilutive equity-based compensation awards(1)	10,864	10,759	6,292	7,452
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	404,248	404,248
Weighted average common shares outstanding - diluted	6,037,624	6,026,285	6,031,163	6,074,898

Net Income per Common Share:
Basic	$7.86	$5.40	$21.30	$21.39
Diluted	$7.58	$5.29	$20.62	$20.71

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	75,431	25,861	75,431	25,861

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
As of September 30, 2024, with the exception of debt payments (refer to note 7 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2023 Form 10-K/A.
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
16.    SUBSEQUENT EVENT
On October 7, 2024, the Company entered into Amendment No.2 (the "Amendment") with its lenders to amend the New Credit Agreement. The Amendment provides for (a) an increase of the aggregate principal amount of commitments under the Revolving Credit Facility by $250 million to $1.25 billion; and (b) certain other amendments to the New Credit Agreement that is expected to provide the Company enhanced capital structure optionality in the event MBI becomes a wholly owned restricted subsidiary of the Company under the New Credit Agreement. The Amendment did not make any other material changes to the principal terms of the New Credit Agreement.

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
Certain financial information as of and for the three and nine months ended September 30, 2023 was previously restated. The "Results of Operations" section within this "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been updated to reflect the restatement. Refer to note 1 to our condensed consolidated financial statements for further details.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.
Overview
We are a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Through Sparklight® and the associated Cable One family of brands, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. Our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of September 30, 2024, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million homes passed as of September 30, 2024. Of these customers, approximately 1,059,000 subscribed to data services, 119,000 subscribed to video services and 109,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first nine months of 2024, they are residential data (58.4%), residential video (14.4%) and business data (14.3%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
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
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business data while de-emphasizing our video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We offer Sparklight TV, an internet protocol-based ("IPTV") video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.
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

The FCC's Affordable Connectivity Program
In 2021, we participated in the FCC’s Emergency Broadband Benefit (“EBB”) program, which provided qualifying low-income consumers a discount on certain of our broadband internet access services for which we received reimbursement from the FCC. On December 31, 2021, the EBB program transitioned to the Affordable Connectivity Program (“ACP”) as required by the Infrastructure Investment and Jobs Act (the "Infrastructure Act"). The ACP allowed us to seek reimbursement for certain broadband internet access service discounts provided to qualifying low-income consumers. The funding for the ACP authorized under the Infrastructure Act has been depleted and the program ended in the second quarter of 2024. While only a relatively small percentage of our customers received ACP services, we lost approximately 9,800 residential data customers who received ACP services during the nine months ended September 30, 2024, including approximately 5,300 during the three months ended September 30, 2024.
For additional information, see “Risk Factors — Risks Relating to Our Business — Changes in or elimination of the FCC’s Affordable Connectivity Program could affect the profitability of our data services” in Part I, Item 1A of the 2023 Form 10-K/A.
Results of Operations (As Restated)
Key Performance Measures Summary (As Restated)
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
		(As Restated)	(As Restated)	(As Restated)
Revenues	$393,555	$420,348	$(26,793)	(6.4)%
Total costs and expenses	$283,256	$287,818	$(4,562)	(1.6)%
Income from operations	$110,299	$132,530	$(22,231)	(16.8)%
Net income	$44,215	$30,297	$13,918	45.9%
Cash flows from operating activities	$176,209	$180,152	$(3,943)	(2.2)%
Cash flows from investing activities	$(79,313)	$(12,932)	$(66,381)	NM
Cash flows from financing activities	$(71,773)	$(88,322)	$16,549	(18.7)%
Adjusted EBITDA(1)	$213,591	$230,000	$(16,409)	(7.1)%
Capital expenditures	$76,970	$77,815	$(845)	(1.1)%

NM = Not meaningful.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
		(As Restated)	(As Restated)	(As Restated)
Revenues	$1,192,329	$1,266,266	$(73,937)	(5.8)%
Total costs and expenses	$852,031	$866,592	$(14,561)	(1.7)%
Income from operations	$340,298	$399,674	$(59,376)	(14.9)%
Net income	$119,718	$121,126	$(1,408)	(1.2)%
Cash flows from operating activities	$496,507	$511,501	$(14,994)	(2.9)%
Cash flows from investing activities	$(242,051)	$(212,462)	$(29,589)	13.9%
Cash flows from financing activities	$(218,104)	$(274,557)	$56,453	(20.6)%
Adjusted EBITDA(1)	$643,015	$690,068	$(47,053)	(6.8)%
Capital expenditures	$214,449	$255,428	$(40,979)	(16.0)%

(1)Adjusted EBITDA is a non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of September 30,		Annual Net Gain (Loss)
	2024	2023	Change	% Change
Residential data PSUs(1)	959.8	958.8	0.9	0.1%
Residential video PSUs	112.1	140.5	(28.4)	(20.2)%
Residential voice PSUs	70.0	81.7	(11.7)	(14.3)%
Total residential PSUs	1,141.8	1,181.0	(39.1)	(3.3)%

Business data PSUs	99.7	98.6	1.1	1.1%
Business video PSUs	6.7	8.4	(1.8)	(21.2)%
Business voice PSUs	38.6	40.0	(1.4)	(3.4)%
Total business services PSUs	144.9	147.0	(2.1)	(1.4)%

Total data PSUs	1,059.4	1,057.4	2.0	0.2%
Total video PSUs	118.7	148.9	(30.2)	(20.3)%
Total voice PSUs	108.6	121.6	(13.1)	(10.7)%
Total PSUs	1,286.7	1,327.9	(41.2)	(3.1)%

Residential customer relationships	987.1	994.6	(7.5)	(0.8)%
Business customer relationships	102.7	102.7	—	—%
Total customer relationships	1,089.8	1,097.3	(7.5)	(0.7)%

Homes passed	2,828.5	2,754.4	74.2	2.7%

(1)Amount as of September 30, 2024 includes 2,100 residential data PSUs acquired in a small acquisition in July 2024.
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
Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023
Revenues
Revenues by service offering for the three months ended September 30, 2024 and 2023, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2024		2023		2024 vs. 2023
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$230,362	58.5%	$247,420	58.9%	$(17,058)	(6.9)%
Residential video	53,650	13.6%	62,295	14.8%	(8,645)	(13.9)%
Residential voice	7,765	2.0%	9,080	2.2%	(1,315)	(14.5)%
Business data	57,281	14.6%	55,691	13.2%	1,590	2.9%
Business other	17,942	4.6%	19,884	4.7%	(1,942)	(9.8)%
Other	26,555	6.7%	25,978	6.2%	577	2.2%
Total revenues	$393,555	100.0%	$420,348	100.0%	$(26,793)	(6.4)%
Residential data service revenues decreased $17.1 million, or 6.9%, due primarily to a 7.1% decrease in ARPU as a result of the implementation of targeted pricing and product offerings in certain markets, including amongst value-conscious customers.
Residential video service revenues decreased $8.6 million, or 13.9%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted earlier in 2024.
Residential voice service revenues decreased $1.3 million, or 14.5%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $1.6 million, or 2.9%, due primarily to an increase in business data subscribers.
Business other revenues decreased $1.9 million, or 9.8%, due primarily to a decrease in business video subscribers.
ARPU for the indicated service offerings for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Residential data	$79.61	$85.69	$(6.08)	(7.1)%
Residential video	$154.62	$143.27	$11.35	7.9%
Residential voice	$36.20	$36.34	$(0.14)	(0.4)%
Business services	$244.02	$245.90	$(1.88)	(0.8)%

Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $104.6 million for the three months ended September 30, 2024 and decreased $5.1 million, or 4.6%, compared to the three months ended September 30, 2023. The decrease in operating expenses was primarily attributable to $7.6 million of lower programming and franchise costs as a result of video customer losses and a decrease in labor and other compensation-related costs, partially offset by higher property and other taxes, software costs, utility expenses and professional services fees. Operating expenses as a percentage of revenues were 26.6% and 26.1% for the three months ended September 30, 2024 and 2023, respectively.
Selling, general and administrative expenses were $88.4 million for the three months ended September 30, 2024 and decreased $4.3 million, or 4.6%, compared to the three months ended September 30, 2023. The decrease in selling, general and administrative expenses was primarily attributable to $4.0 million of lower labor and other compensation-related costs due in part to the organizational changes implemented during the second quarter of 2024 and reductions in marketing costs, property and other taxes and health insurance costs, partially offset by an increase in system conversion costs and rebranding costs that did not occur in the prior year period. Selling, general and administrative expenses as a percentage of revenues were 22.5% and 22.1% for the three months ended September 30, 2024 and 2023, respectively.
Depreciation and amortization expense was $85.2 million for the three months ended September 30, 2024 and increased $2.2 million, or 2.7%, compared to the three months ended September 30, 2023. Depreciation and amortization expense as a percentage of revenues was 21.6% and 19.7% for the three months ended September 30, 2024 and 2023, respectively.
Interest Expense, Net
Interest expense, net, was $34.2 million for the three months ended September 30, 2024 and decreased $4.3 million, or 11.3%, compared to the three months ended September 30, 2023. The decrease in net interest expense was due primarily to lower outstanding debt balances during the three months ended September 30, 2024 compared to the prior year period.
Other Income (Expense), Net
Other income, net, was $5.3 million for the three months ended September 30, 2024 and consisted primarily of a $6.9 million non-cash gain associated with our Nextlink equity investment, partially offset by a $1.5 million non-cash loss on fair value adjustment associated with the MBI Net Option. Other expense, net, was $25.4 million for the three months ended September 30, 2023 and consisted primarily of a $23.9 million non-cash loss on fair value adjustment associated with the MBI Net Option and a $1.6 million net loss on the sale of equity investments.
Income Tax Provision (As Restated)
Income tax provision was $15.9 million and $17.3 million for the three months ended September 30, 2024 and 2023, respectively, and our effective tax rate was 19.5% and 25.2% for the three months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate was due primarily to an increase in income tax benefits of $5.4 million resulting from a change in valuation allowance related to the fair value adjustment of the MBI Net Option in the current period.
Equity Method Investment Income (Loss), Net (As Restated)
Equity method investment loss, net, was $21.3 million for the three months ended September 30, 2024 and consisted primarily of our $20.1 million and $1.2 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $21.1 million for the three months ended September 30, 2023 and consisted primarily of our $20.7 million and $0.4 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (As Restated)
Net income was $44.2 million for the three months ended September 30, 2024 compared to $30.3 million for the three months ended September 30, 2023.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $31.2 million for the three months ended September 30, 2024 compared to an $18.6 million unrealized gain for the three months ended September 30, 2023. The $49.7 million change was due to a decline in forward interest rates during the three months ended September 30, 2024 compared to an increase in forward interest rates in the prior year period.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
Revenues
Revenues by service offering for the nine months ended September 30, 2024 and 2023, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024		2023		2024 vs. 2023
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$696,585	58.4%	$736,957	58.2%	$(40,372)	(5.5)%
Residential video	171,185	14.4%	198,719	15.7%	(27,534)	(13.9)%
Residential voice	24,528	2.1%	28,334	2.2%	(3,806)	(13.4)%
Business data	170,609	14.3%	166,090	13.1%	4,519	2.7%
Business other	55,790	4.7%	62,558	4.9%	(6,768)	(10.8)%
Other	73,632	6.2%	73,608	5.8%	24	—%
Total revenues	$1,192,329	100.0%	$1,266,266	100.0%	$(73,937)	(5.8)%
Residential data service revenues decreased $40.4 million, or 5.5%, due primarily to a 5.3% decrease in ARPU as a result of the implementation of targeted pricing and product offerings in certain markets, including amongst value-conscious customers.
Residential video service revenues decreased $27.5 million, or 13.9%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the first quarter of 2024.
Residential voice service revenues decreased $3.8 million, or 13.4%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $4.5 million, or 2.7%, due primarily to an increase in business data subscribers.
Business other revenues decreased $6.8 million, or 10.8%, due primarily to a decrease in business video subscribers.
ARPU for the indicated service offerings for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Residential data	$80.45	$84.92	$(4.47)	(5.3)%
Residential video	$154.54	$141.50	$13.04	9.2%
Residential voice	$36.51	$36.34	$0.17	0.5%
Business services	$245.05	$248.77	$(3.72)	(1.5)%
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $317.0 million for the nine months ended September 30, 2024 and decreased $17.7 million, or 5.3%, compared to the nine months ended September 30, 2023. The decrease in operating expenses was primarily attributable to $25.0 million of lower programming and franchise costs as a result of video customer losses and a decrease in labor and other compensation-related costs due in part to certain organizational changes implemented during the second quarter of 2024. These decreases were partially offset by higher property and other taxes, software costs, network backbone costs, rent expense and utility costs. Operating expenses as a percentage of revenues were 26.6% and 26.4% for the nine months ended September 30, 2024 and 2023, respectively.
Selling, general and administrative expenses were $269.6 million for the nine months ended September 30, 2024 and increased $4.0 million, or 1.5%, compared to the nine months ended September 30, 2023. The increase in selling, general, and administrative expenses was primarily attributable to $6.6 million of severance costs due largely to the organizational changes implemented during the second quarter of 2024 as well as increases in system conversion costs, software costs and marketing costs, along with rebranding costs that did not occur in the prior year period. These increases were partially offset by lower labor and other compensation-related costs resulting from the aforementioned organizational changes, lower professional services fees and property and other taxes. Selling, general and administrative expenses as a percentage of revenues were 22.6% and 21.0% for the nine months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization expense was $256.1 million for the nine months ended September 30, 2024 and increased $0.5 million, or 0.2%, compared to the nine months ended September 30, 2023. Depreciation and amortization expense as a percentage of revenues was 21.5% and 20.2% for the nine months ended September 30, 2024 and 2023, respectively.
Interest Expense, Net
Interest expense, net, was $105.0 million for the nine months ended September 30, 2024 and decreased $9.6 million, or 8.3%, compared to the nine months ended September 30, 2023. The decrease was driven primarily by lower outstanding debt balances and higher interest and investment income during the nine months ended September 30, 2024 compared to the prior year period.
Other Income (Expense), Net
Other expense, net, was $2.5 million for the nine months ended September 30, 2024 and consisted primarily of a $17.1 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by a $7.7 million gain related to the C-band spectrum relocation funding received from the federal government and a $6.9 million non-cash gain associated with our Nextlink equity investment. Other expense, net, was $30.6 million for the nine months ended September 30, 2023 and consisted primarily of a $38.7 million non-cash loss on fair value adjustment associated with the MBI Net Option, a $1.6 million net loss on the sale of equity investments and $3.3 million of debt issuance costs written off in connection with the entry into the New Credit Agreement, partially offset by a $12.3 million non-cash mark-to-market gain on our investment in Point Broadband.
Income Tax Provision (As Restated)
Income tax provision was $47.5 million and $52.6 million for the nine months ended September 30, 2024 and 2023, respectively, and our effective tax rate was 20.4% and 20.7% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to the prior year period was due primarily to an increase in income tax benefits of $5.2 million resulting from a change in valuation allowance related to the fair value adjustment of the MBI Net Option in the current period, partially offset by a decrease in income tax benefits of $3.7 million resulting from lower equity method investment net losses in the current period.
Equity Method Investment Income (Loss), Net (As Restated)
Equity method investment loss, net, was $65.6 million for the nine months ended September 30, 2024 and consisted primarily of our $62.9 million and $2.8 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $80.9 million for the nine months ended September 30, 2023 and consisted primarily of our $77.7 million and $3.6 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (As Restated)
Net income was $119.7 million for the nine months ended September 30, 2024 compared to $121.1 million for the nine months ended September 30, 2023.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $13.6 million for the nine months ended September 30, 2024 compared to a $22.3 million unrealized gain for the nine months ended September 30, 2023. The $35.9 million change was due to due to a decline in forward interest rates during the nine months ended September 30, 2024 compared to an increase in forward interest rates in the prior year period.

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
Adjusted EBITDA is defined as net income plus net interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, government program exit costs, net equity method investment (income) loss, net other (income) expense and any special items, as provided in the reconciliation tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
(dollars in thousands)		(As Restated)	(As Restated)	(As Restated)
Net income	$44,215	$30,297	$13,918	45.9%

Plus: Interest expense, net	34,210	38,548	(4,338)	(11.3)%
Income tax provision	15,870	17,258	(1,388)	(8.0)%
Depreciation and amortization	85,165	82,918	2,247	2.7%
Equity-based compensation	8,356	10,235	(1,879)	(18.4)%
Severance and contract termination costs	845	1,217	(372)	(30.6)%
Acquisition-related costs	289	409	(120)	(29.3)%
(Gain) loss on asset sales and disposals, net	5,045	2,492	2,553	102.4%
System conversion costs	1,559	199	1,360	NM
Rebranding costs	1,127	—	1,127	NM
Government program exit costs	906	—	906	NM
Equity method investment (income) loss, net	21,256	21,055	201	1.0%
Other (income) expense, net	(5,252)	25,372	(30,624)	(120.7)%

Adjusted EBITDA	$213,591	$230,000	$(16,409)	(7.1)%

NM = Not meaningful.

	Nine Months Ended September 30,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
		(As Restated)	(As Restated)	(As Restated)
Net income	$119,718	$121,126	$(1,408)	(1.2)%

Plus: Interest expense, net	104,957	114,508	(9,551)	(8.3)%
Income tax provision	47,516	52,571	(5,055)	(9.6)%
Depreciation and amortization	256,119	255,586	533	0.2%
Equity-based compensation	22,932	21,819	1,113	5.1%
Severance and contract termination costs	7,492	1,217	6,275	NM
Acquisition-related costs	887	859	28	3.3%
(Gain) loss on asset sales and disposals, net	9,348	10,714	(1,366)	(12.7)%
System conversion costs	3,474	199	3,275	NM
Rebranding costs	1,559	—	1,559	NM
Government program exit costs	906	—	906	NM
Equity method investment (income) loss, net	65,603	80,857	(15,254)	(18.9)%
Other (income) expense, net	2,504	30,612	(28,108)	(91.8)%

Adjusted EBITDA	$643,015	$690,068	$(47,053)	(6.8)%

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

In connection with our investment in MBI, investors affiliated with GTCR LLC, a private equity firm based in Chicago, have the right, but not the obligation, to sell (and to cause all members of MBI other than us to sell) to us and, in such case, we are obligated to purchase all of the direct and indirect equity interests in MBI that we do not already own, pursuant to such right which may be exercised between July 1, 2025 through September 30, 2025 (the "Put Option"). If the Put Option is exercised, the Put Price payable by us will be calculated under a formula based on a multiple of MBI’s adjusted EBITDA for the twelve-month period ended June 30, 2025 and MBI’s total net indebtedness as specified in the definitive documentation governing our investment in MBI. If the Put Option is exercised, we expect the transaction would be consummated within three to nine months thereafter, subject to customary closing conditions and regulatory approvals. Based on currently available information, if the Put Option is exercised, we estimate that (i) the Put Price payable by us for the equity interests of MBI that we do not already own will range between approximately $760 million and $900 million; and (ii) MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $775 million to $825 million. These estimates are based on MBI’s past performance and current forecasts and are subject to numerous assumptions and risks including, without limitation, factors that could impact MBI’s performance, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Should the underlying assumptions prove incorrect, or risks materialize, the actual Put Price payable if the Put Option is exercised and the amount of MBI’s indebtedness may differ from the estimated amounts described above. MBI's total revenues for the twelve months ended September 30, 2024 were approximately $320 million and MBI had approximately 226,000 residential and business data customers and a network footprint with approximately 674,000 homes passed as of September 30, 2024. We believe that our existing cash balances, the anticipated available capacity under the Revolving Credit Facility at the time of the transaction and our operating cash flows will be sufficient to fund the purchase price payable if the Put Option is exercised without needing to raise additional incremental capital. However, we may also opportunistically pursue additional incremental financing transactions depending on market conditions and other factors.
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$496,507	$511,501	$(14,994)	(2.9)%
Net cash used in investing activities	(242,051)	(212,462)	(29,589)	13.9%
Net cash used in financing activities	(218,104)	(274,557)	56,453	(20.6)%
Change in cash and cash equivalents	$36,352	$24,482	$11,870	48.5%
Cash and cash equivalents, beginning of period	190,289	215,150	(24,861)	(11.6)%
Cash and cash equivalents, end of period	$226,641	$239,632	$(12,991)	(5.4)%
The $15.0 million year-over-year decrease in net cash provided by operating activities was primarily attributable to a decrease in Adjusted EBITDA, partially offset by favorable changes in working capital.
The $29.6 million year-over-year increase in net cash used in investing activities was due primarily to $56.7 million of combined proceeds from the sale of equity investments during the prior year period that did not recur, a $4.5 million increase in cash paid for equity investments and $4.3 million paid for the Nova acquisition, partially offset by a $34.5 million decrease in cash paid for capital expenditures.
The $56.5 million year-over-year decrease in net cash used in financing activities was due primarily to payments of $99.6 million for share repurchases and $8.1 million for debt issuance costs during the prior year period that did not recur, partially offset by a $49.4 million increase in net debt repayments.
On May 20, 2022, our Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through September 30, 2024, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors. We did not repurchase any shares during the nine months ended September 30, 2024.
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the third quarter of 2024, the Board approved a quarterly dividend of $2.95 per share of common stock, which was paid on September 13, 2024, resulting in a total dividend distribution of $17.0 million.

Financing Activity
Senior Credit Facilities
Prior to February 22, 2023, the Credit Agreement provided for the Term Loan A-2, the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
On February 22, 2023, we amended and restated the Credit Agreement to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million; (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing our outstanding term loans as of September 30, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from LIBOR to SOFR plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our outstanding Term Loan A-2. In July 2023, we transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
Under the New Credit Agreement, the interest margins applicable to the Senior Credit Facilities are, at our option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the New Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
We repaid $150.0 million of the outstanding Revolving Credit Facility borrowings during 2023. In each of February, April and July of 2024, we repaid $50.0 million of the outstanding Revolving Credit Facility borrowings, reducing the outstanding balance to $188.0 million as of September 30, 2024. The borrowings under the Revolving Credit Facility accrued interest at a rate of 6.70% per annum as of September 30, 2024. In October 2024, we repaid an additional $50.0 million of the outstanding Revolving Credit Facility borrowings.
As of September 30, 2024, we had approximately $1.75 billion of aggregate outstanding term loans and $188.0 million of borrowings (and $812.0 million available for borrowing) under the Revolving Credit Facility. A summary of our outstanding term loans as of September 30, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$236,250	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	7.20%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	743,415	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	7.20%
Term Loan B-4	5/3/2021	800,000	1.0%	774,000	5/3/2028	746,000	SOFR + 11.4 bps	2.00%	6.96%
Total		$1,825,000		$1,753,665		$1,674,445

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
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Revolving Credit Facility portion:
Other noncurrent assets	$2,820	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	19,690	22,532
Total	$22,510	$25,619
We recorded debt issuance cost amortization of $1.1 million for both the three months ended September 30, 2024 and 2023 and $3.4 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively, within interest expense in the condensed consolidated statements of operations and comprehensive income. We capitalized $0.3 million of debt issuance costs during the nine months ended September 30, 2024 related to the Amendment discussed below. We capitalized $7.8 million and wrote-off $3.3 million of debt issuance costs during the nine months ended September 30, 2023 in connection with the entry into the New Credit Agreement.
The unamortized debt discount associated with the Convertible Notes was $8.8 million and $12.0 million as of September 30, 2024 and December 31, 2023, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended September 30, 2024 and 2023 and $3.2 million for both the nine months ended September 30, 2024 and 2023 within interest expense in the condensed consolidated statements of operations and comprehensive income.
We have entered into a letter of credit agreement with MUFG which provides for an additional $75.0 million of letter of credit issuing capacity, of which $11.6 million was utilized as of September 30, 2024.
We were in compliance with all debt covenants as of September 30, 2024.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $8.4 million and $8.0 million on interest rate swaps during the three months ended September 30, 2024 and 2023, respectively, and income of $24.9 million and $20.8 million on interest rate swaps during the nine months ended September 30, 2024 and 2023, respectively, which were reflected within interest expense in the condensed consolidated statements of operations and comprehensive income.
On October 7, 2024, we entered into the Amendment with our lenders to amend the New Credit Agreement. The Amendment provides for (a) an increase of the aggregate principal amount of commitments under the Revolving Credit Facility by $250 million to $1.25 billion; and (b) certain other amendments to the New Credit Agreement that are expected to provide us enhanced capital structure optionality in the event MBI becomes a wholly owned restricted subsidiary of ours under the New Credit Agreement. The Amendment did not make any other material changes to the principal terms of the New Credit Agreement.
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
Our capital expenditures by category for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Customer premise equipment(1)	$37,430	$45,021
Commercial(2)	15,073	27,712
Scalable infrastructure(3)	26,059	27,656
Line extensions(4)	48,259	33,523
Upgrade/rebuild(5)	26,545	47,377
Support capital(6)	61,082	74,139
Total	$214,449	$255,428

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

Contractual Obligations and Contingent Commitments
As of September 30, 2024, with the exception of debt payments (refer to note 7 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2023 Form 10-K/A.
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
As of September 30, 2024, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of September 30, 2024, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $515.9 million, $528.3 million and $279.5 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2024 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b).
Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2024, due to the existence of a material weakness in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as described below and in the Company's 2023 Form 10-K/A.

Previously Reported Material Weakness
As previously disclosed in "Item 9A, Controls and Procedures" in the Company's 2023 Form 10-K/A, management identified a material weakness in the Company's internal control over financial reporting related to its accounting for equity method investments. Specifically, it lacked an effectively designed control activity related to the evaluation of the capital structure of equity method investments when determining the proportionate share of earnings or losses to recognize. This material weakness resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2023 and 2022 as well as each of the interim periods within the years ended December 31, 2023 and 2022, excluding the first quarter of 2022, condensed consolidated financial statements for the three months ended March 31, 2024, and condensed consolidated financial statements for the three and six months ended June 30, 2024. Additionally, this material weakness could result in additional misstatements of our equity method investments, proportionate share of earnings or losses and related accounts in our interim or annual consolidated financial statements and disclosures that would result in additional material misstatements that would not be prevented or detected.
Remediation Plan for Material Weakness
Management has designed and implemented a new control activity to fully evaluate the capital structures of equity method investments in its determination of the proportionate share of earnings or losses to recognize. Management believes these measures will remediate the identified material weakness. However, the material weakness will not be considered remediated until there has been sufficient time for the Company to conclude through testing that the controls are operating effectively. As the Company's management, under the oversight of the Audit Committee, continues to evaluate and improve the Company's internal control over financial reporting, management may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.
Changes in Internal Control Over Financial Reporting
Except as described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K/A.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2024 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2024(2)	106	$348.07	—	$143,104
August 1 to 31, 2024	—	$—	—	$143,104
September 1 to 30, 2024	—	$—	—	$143,104
Total	106	$348.07	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer
Date: November 7, 2024

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: November 7, 2024