Form 10-K
period 2024-12-31
Cable One, Inc.
filed 2025-02-28
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2024, the last business day of the recently completed second fiscal quarter, was approximately $2.0 billion, based on the closing price for the registrant’s common stock on June 28, 2024. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 28, 2024 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 5,627,529 shares of the registrant’s common stock outstanding as of February 21, 2025.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, technologies, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, the purchase price payable if the Call Option or Put Option (each as defined elsewhere in this Annual Report on Form 10-K) associated with the remaining equity interests in Mega Broadband Investments Holdings LLC ("MBI") is exercised (such purchase price, the "Call Price" or "Put Price," as applicable) and the anticipated timeline to consummate such transaction, our ability and sources of capital to fund the Call Price or Put Price, MBI's future indebtedness and our financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:
•rising levels of competition from historical and new entrants in our markets;
•recent and future changes in technology, and our ability to develop, deploy and operate new technologies, service offerings and customer service platforms;
•risks associated with our use of artificial intelligence ("AI");
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
•risks relating to existing or future acquisitions and strategic investments by us; including risks associated with the potential exercise of the Call Option or Put Option associated with the remaining equity interests in MBI;
•risks that the implementation of our unified billing system disrupts business operations;
•the integrity and security of our network and information systems;
•the impact of possible security breaches and other disruptions, including cyber-attacks;
•our failure to obtain necessary intellectual and proprietary rights to operate our business and the risk of intellectual property claims and litigation against us;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
•legislative or regulatory efforts to impose network neutrality and other new requirements on our data services;
•additional regulation of our video and voice services or changes to government subsidy programs;
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
•the possibility that interest rates will rise, causing our obligations to service our variable rate indebtedness to increase significantly;
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
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed in the section entitled “Risk Factors” in this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (the "SEC").
Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, except as required by law, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I
ITEM 1    BUSINESS
Overview
Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Through Sparklight® and the associated Cable One family of brands, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2024, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million passings (which we previously referred to as homes passed) as of December 31, 2024. Of these customers, approximately 1,055,000 subscribed to data services, 114,000 subscribed to video services and 106,000 subscribed to voice services as of December 31, 2024.
The following map shows the locations of our consolidated markets as of December 31, 2024:

WA
OR
ID
ND
MN
SD
NE
IA
IL
IN
MO
KS
OK
AR
TN
AZ
NM
GA
SC
MS
AL
TX
LA
FL

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2024, they are residential data (58.6%), business data (14.4%) and residential video (14.1%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

In 2024, our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins for residential data and business data were approximately three and four times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 59% and 64% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per primary service unit (“PSU”) basis.
We focus on growing our higher margin businesses, namely residential data and business data services. Our strategy acknowledges the industry-wide trends of declining profitability of video services and declining revenues from residential voice services. The declining profitability of video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less, while more recently supplementing our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. This strategy has focused on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long-term. The following chart shows the breakdown of our revenues in 2024 as compared to 2015, the year we became an independent public company following the completion of our spin-off from Graham Holdings Company ("GHC"):

(1)For 2024, 14% of total revenues related to business data services.
Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We have experienced significant growth in residential data customers and revenues since 2013 and we expect growth for this product line to continue over the long-term. We believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue growing average monthly revenue per unit ("ARPU") from our existing customers over the long-term and capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises ("fiber") or hybrid fiber-coaxial ("HFC") network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. During the fourth quarter of 2024, our average residential data customer used approximately 774 Gigabytes of data per month, with over 27% of our customers using over 1 Terabyte of data per month. We believe that the capacity and reliability of our networks is equal to or exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers.

•Business data. We have experienced significant growth in business data customers and revenues since 2013. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise and wholesale business customers. We expect to experience continued growth in business data customers and revenues over the long-term. Margins for products sold to business customers have remained attractive, which we expect will continue.
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business data services while de-emphasizing our video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We offer Sparklight® TV, an internet protocol-based (“IPTV”) video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless data ("FWA" or "cell phone internet") providers; and over-the-top (“OTT”) video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 61% of our total capital expenditures since 2017 focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to over 40% of our markets and currently offer Gigabit download data service to all of our passings. We have also deployed DOCSIS 3.1 and begun the deployment of DOCSIS 4.0, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business data product lines.
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
Our primary financial goals are to continue growing residential data and business data revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures over the long-term. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value, supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, combat competitive threats in our markets through more targeted pricing and product offerings and follow through with further planned investments in broadband plant upgrades, including the continued deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also plan to seek broadband-related acquisition and strategic investment opportunities in rural markets in addition to the pursuit of organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business data product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.
Beginning in the fourth quarter of 2023, we increased our efforts to supplement the growth of our residential data customer base by targeting a broader scope of incremental customers, including those who are more value-conscious, through more targeted pricing and product offerings. These efforts, along with certain targeted competitive repricing efforts, contributed to a reduction in residential data services ARPU during 2024.
Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. Thus, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. The Federal Communications Commission (the "FCC") currently is considering several initiatives that could lead to increased regulation of our data, voice and video services (see the section entitled “Regulation and Legislation”). Some states, including Arizona and Missouri (where we have subscribers), have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.

We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our technologically advanced fiber-based infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity, and all of our passings have access to Gigabit download speeds, including over 40% of our markets that have access to multi-Gigabit download speeds, which we believe meaningfully distinguishes our offerings from certain competitors in our markets. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition to the deployment of symmetrical Gigabit speeds over our data network in select markets beginning in 2023, we also began deploying DOCSIS 4.0 in the fourth quarter of 2024. These upgrades will allow us to further increase plant capacity in support of continually increasing data usage by customers. We believe these investments will reinforce our competitive strength in this area.
Corporate History
In 1986, The Washington Post Company (the prior name of our former corporate parent, GHC) acquired 53 cable television systems with approximately 350,000 video subscribers in 15 Western, Midwestern and Southern states. We completed over 30 acquisitions and dispositions of cable systems through 2015, both through cash sales and system trades. In the process, we substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets and acquiring cable systems in non-metropolitan markets that fit our business model. On July 1, 2015, we became an independent public company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of our spin-off from GHC.
In addition to our organic growth, we have also completed a number of acquisitions since our spin-off. In 2017, we acquired RBI Holding LLC (“NewWave”) for $740.2 million. In 2019, we acquired Delta Communications, L.L.C. (“Clearwave”) for $358.8 million and Fidelity Communications Co. (“Fidelity”) for $531.4 million. In 2020, we acquired Valu-Net LLC (“Valu-Net”) for $38.9 million and contributed the assets of our Anniston, Alabama system (the “Anniston System”) to Hargray in exchange for an approximately 15% equity interest in Hargray. We subsequently acquired the remaining approximately 85% equity interest in Hargray in 2021 for approximately $2.0 billion. We also acquired certain assets and assumed certain liabilities from Cable America Missouri, LLC (“CableAmerica”) for $113.1 million in late 2021 and completed a small acquisition for $4.3 million in the third quarter of 2024.
In 2020, we completed the rebranding of our legacy Cable One consumer-facing business to Sparklight and in 2024 took substantial steps towards the completion of the rebranding of our acquired operations, which will result in a Company-wide unified brand. The Sparklight brand better conveys who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world - and solidified our shift in focus from video to data offerings. As part of the rebranding, we streamlined our residential internet service plans and pricing and strengthened our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources.
In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow:
•In 2020, we invested a combined $634.9 million in CTI Towers, Inc. (“CTI”), AMG Technology Investment Group, LLC (“Nextlink”), Wisper ISP, LLC (“Wisper”) and MBI and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest.
•In 2021, we invested a combined $95.8 million in Point Broadband Holdings, LLC (“Point”), Tristar Acquisition I Corp (“Tristar”) and Nextlink.
•In 2022, we contributed certain fiber operations to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber") (the "Clearwave Fiber Contribution") in exchange for an approximately 58% equity interest in Clearwave Fiber valued at $440.0 million as of the closing date and invested a combined $41.8 million (including $7.0 million of the fair value of our divested Tallahassee, Florida system) in Point, MetroNet Systems, LLC ("MetroNet"), Visionary Communications, Inc. ("Visionary") and Northwest Fiber Holdco, LLC ("Ziply").

•In 2023, we invested an additional $1.6 million in Visionary and an additional $27.8 million in Ziply. Also, we redeemed our equity investment in Wisper for total cash proceeds of $35.9 million and divested our equity investment in Tristar for total cash proceeds of $20.9 million.
•In 2024, we invested an additional $20.0 million in Nextlink, increasing our equity interest to approximately 22% in the second quarter of 2024 (see note 6 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details). Also in 2024, we amended our agreement with MBI as described within the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity" in this Annual Report on Form 10-K.
Industry Overview
We are a fully integrated provider of data, video and voice services to residential and business customers across various geographic regions in the United States, with a primary focus on residential data and business data services. We provide services that are similar to those provided by cable companies, telephone companies and fiber providers, among others. These providers, each to a varying degree, own and/or lease a network that allows them to deliver their services and distribute their signals to the homes and businesses of subscribers. In addition to building their own network backbone and/or leasing physical access to the network backbone, companies providing video services also purchase licenses to provide their subscribers with access to television channels owned by programmers and broadcasters via distribution over the network backbone. Companies providing video services also typically sell advertising on their video channels.
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
Attractive markets and regional diversification. Our customers are located primarily in non-metropolitan, secondary and tertiary markets with favorable competitive dynamics in comparison to major urban centers. In particular:
•We tend to face less vigorous competition than similar service providers in metropolitan markets at this time. In over 40% of our footprint, we do not have a wired competitor that offers residential broadband download speeds of 100 Megabits per second ("Mbps") or higher.
•Advances in technology often come later to our markets — for example, fewer competitors in our markets offer fiber service than in more densely populated markets.
•We are regionally diversified, reducing the impact that an economic downturn, a natural disaster or a new competitor in a specific geographic area would have on our overall business.
Deep customer understanding. We have operated as a non-metropolitan service provider for over 30 years and we are attuned to the unique needs of customers in these areas. In order to understand our customers’ demands and preferences, we routinely conduct customer research through a variety of methods, including customer satisfaction surveys, geo-demographic segmentation studies and other analytics. Together with the direct customer contact we engage in through our virtual call centers and local operating offices, we have gained valuable insight into how to serve customers in our markets, including with respect to providing an optimal mix of data speeds, price points and best-in-class customer service levels. In addition, a majority of our associates reside and work in our markets, providing local services through education programs and donations of time and resources that enhance our commitment to the communities we serve. In 2024, we reset the relationships between local and corporate teams to optimize our complementary strengths, combining local focus and know-how with centralized business assets and support, with a shared commitment to compete fiercely to win customers for life. As a result of more decision-making being shifted to the local level, our teams have been empowered with the resources necessary to act with speed and agility in the best interest of customers, be more neighborly and win business locally.

Robust broadband technology with ample unused capacity. We offer our residential data and business data customers internet products at some of the fastest speeds available in our markets. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity. During the fourth quarter of 2024, our average residential data customer used approximately 774 Gigabytes of data per month, with over 27% of our residential data customers using over 1 Terabyte of data per month. We are also committed to ensuring the reliability of our services not only to each customer's premises, but to each of the individual devices connected to our network.
We offer a wide-ranging array of broadband offerings to our customers. Our fastest broadband offering for most of our residential customers is currently a download speed of up to 1 Gigabit per second (“Gbps”), although over 40% of our markets now have access to download speeds of up to 2 Gbps, with further multi-Gigabit rollouts planned in the future. We also offer an advanced Wi-Fi solution to residential customers across substantially all of our footprint that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. This service is offered free of charge to residential customers who rent one or more modems from us. We have rolled out a Wi-Fi 6E mesh system offering, one of the most advanced Wi-Fi systems available in the market today. On the business side, we offer our small- and medium-sized business customers up to 6 Gbps symmetrical speeds over fiber in select markets and our enterprise customers 10 Gbps symmetrical speeds over fiber.
Network reliability is critical to our success and is a major tenet of our day-to-day operating philosophy. Our investment in and focus on future demand planning is intended to ensure that network performance is never a barrier to customer satisfaction. We have continually made ongoing investments in our legacy and acquired systems, increasing our broadband capacity and reliability. We have invested over $1 billion over the last three years to bring fast, reliable high-speed data service to our markets. We expect to continue to invest in strategic capital projects, including those associated with newly acquired operations and market expansions, because we believe the competitive benefits will be significant, particularly for data services. We also made the following capital investments in 2024:
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
•We continued to deploy 10 Gbps-capable fiber technology for both residential and business customers across multiple markets, placing fiber deeper into the network and closer to customers.
We anticipate that the projects we have invested in over the last several years will facilitate sustained increases in residential data and business data revenues and customer satisfaction.
Low cost structure and competitive pricing. We believe our operating costs, taken as a whole, are as low as or lower than any major service provider. We attribute our low-cost structure to a committed focus on retaining our higher value customers and our focus on our higher margin product lines over our video product, which requires increasingly costly programming fees. In addition, because we operate our residential data and business data services with a competitive plant and cost structure, we are able to offer our customers both attractive pricing and compelling products.
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

Continuous process improvement mindset. From transactional improvements to large scale innovations, continuous process improvement permeates all that we do to thrive in an increasingly competitive marketplace and remain a cost-efficient operator. Through the use of an industrial engineering framework and agile mindset, we are able to quickly and effectively react to developments in our markets and implement new initiatives to maximize our operating performance. For example, we implemented a unified call center platform powered by AI, enhancing the way we support and engage with our customers by leveraging advanced machine learning and analytics to optimize call routing, provide real-time insights to associates and improve overall service efficiency. By analyzing customer interactions and identifying patterns, the platform helps streamline support processes and reduce resolution times. As we continue to enhance this platform, we anticipate future advancements will introduce greater automation, predictive analytics and AI-driven customer insights. These innovations are expected to further empower our associates with real-time recommendations, sentiment analysis and automated workflows, ultimately driving a more proactive and personalized customer experience.
Customer satisfaction. We have a customer-focused approach, influencing how we organize, how we sell our services and how we service our customers. A majority of our associates live and work in the communities that we serve and are neighbors to our customers. We believe that our dedication to providing a differentiated customer experience is an important driver of our overall value proposition and creates loyalty, improves customer retention and drives increased demand for our services. We focus on customer satisfaction, with an emphasis on consistently benchmarking our customer satisfaction over time and relative to our competitors based on internally and externally generated customer satisfaction data. We continue to focus on making the lives of our customers easier by providing value-added services, such as expanding customer self-service options through improved residential and business online portals and creating a more personalized experience in updated and refreshed local offices. In addition, we provide 24/7 network monitoring and support to ensure our customers experience the highest quality and most reliable service possible.
Associate satisfaction. Associates are the heart of Cable One. Our operating success is driven by engaged and committed associates. We believe our customers’ satisfaction is tightly linked to our associates’ satisfaction, which has been consistently high throughout the past decade. We measure our associate satisfaction annually along with conducting multiple periodic associate surveys.
Experienced management team. Our senior management team is comprised of executives who have significant experience in our industry. As of December 31, 2024, our executive officers have an average industry tenure of over 26 years and an average tenure at Cable One (or its predecessors) of nearly 9 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.
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
Prioritize higher growth, higher margin opportunities. We concentrate on opportunities that maximize Adjusted EBITDA less capital expenditures and provide the best path for profitable growth over the long-term. We believe our video and voice product lines face long-term declines. With respect to our video product, programmers and broadcasters are charging higher rates and retransmission fees for content to distributors providing video services (often for content for which viewership is declining), and distributors have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings has given customers new alternatives to traditional video offerings. In addition, customer demand for wireless voice services has reduced demand for voice services from us and others in our industry. As a result, we have reduced our focus on these product lines and prioritized higher growth and higher margin opportunities in residential data and business data services.

We have declined to cross-subsidize our video business with cash flow from our higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our residential video PSUs decreased by 20.0% when comparing 2024 versus 2023 and 21.6% when comparing 2023 versus 2022. While this strategy runs contrary to the historical, conventional wisdom in our industry, which put heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business data customers is far more important than maximizing the number of customers who choose triple-play packages combining data, video and voice services.
Drive growth in residential data and business data services. We believe our residential data and business data services products provide attractive future growth opportunities. Our disciplined prioritization of residential data and business data services is generally reflected in all aspects of our business strategy, including pricing, the allocation of sales, marketing and customer service resources, capital spending and supplier negotiations. During 2024, we continued to diversify our revenue streams away from video as residential data and business data services represented 73.1% of our total revenues versus 71.6% for 2023 and 67.0% for 2022. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically were marketed as a package. We focus on selling data-only packages to new customers rather than cross-selling video services to these customers, and a large majority of our residential customers are data-only.
Our business data revenues increased $5.8 million, or 2.6%, in 2024 compared to 2023. We expect to grow business data services over the long term by leveraging and investing in our existing infrastructure capabilities and footprint to offer higher broadband speeds, more choice and greater value than other providers in our markets and to expand our business data services to attract more small, medium-sized, enterprise and wholesale business customers.
Continue our culture of cost leadership. Our operating margins compare very favorably with those of larger companies in our industry. This is the antithesis of normal economies-of-scale expectations, where higher volumes are expected to create lower costs per customer and increase operating margins. Rather than increasing our size and seeking cost savings through economies-of-scale, we have achieved our lower cost structure over many years by focusing on:
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
•aligning our resources to emphasize increased sales of residential data and business data services and continuing our disciplined cost management approach, rather than committing resources equally to sales of all of our products;
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
We believe our strategy has produced positive results for our customers, associates and stockholders and we have been applying this strategy in our acquired operations. Our strategy has allowed us to continually decrease customer service calls and truck rolls, while simultaneously maintaining customer satisfaction scores.

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
Our Products
Residential Data Services
Residential data services represented 58.6%, 58.4% and 54.8% of our total revenues for 2024, 2023 and 2022, respectively. We offer simplified data plans with lower pricing and higher speeds across our premium tiers, with download speeds up to 1 Gbps available to all of our residential customers. In over 40% of our markets, we have rolled out multi-Gigabit download service offerings with further multi-Gigabit rollouts planned in the future. We also offer unlimited data options on most of our plans across most of our markets. Further, to meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we offer most of our customers our advanced Wi-Fi service combining state-of-the-art technology solutions with certified technicians, who locate and configure hardware based on individual customer needs. This service provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home.
Business Data and Other Services
We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 19.0%, 18.1% and 17.9% of our total revenues for 2024, 2023 and 2022, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers. We believe we will continue to experience growth in sales to business customers over the long term given the sizeable total addressable market within our footprint and our history of expanding penetration rates.
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
We offer delivery of data and voice services using fiber technology primarily for mid-market customers. This shared fiber architecture provides for symmetrical data speeds ranging from 50 Mbps to 6 Gbps. We expect to expand this technology to additional areas and markets each year for the foreseeable future, especially in our competitive locations.
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

Residential Video Services
Residential video services represented 14.1%, 15.4% and 19.1% of our total revenues for 2024, 2023 and 2022, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. We offer Sparklight TV, an IPTV video service and a cloud-based digital video recorder ("DVR") service that allows customers to stream our video channels from the cloud through a new app on supported devices, such as the Amazon Firestick, Apple TV and Android-based smart televisions that does not require the use of a set-top box.
Residential Voice Services
Residential voice services represented 2.0%, 2.2% and 2.5% of our total revenues for 2024, 2023 and 2022, respectively. The majority of our residential voice service offerings transmit digital voice signals over our network and are interconnected Voice over Internet Protocol (“VoIP”) services. We also offer traditional telecommunications services through some of our subsidiaries.
Competition
We operate in a highly competitive, subscriber-driven and rapidly changing industry and compete with a growing number of entities that provide a broad range of communications products, services and content to subscribers. Our competitors have historically included, and we expect will continue to include, telephone companies that offer data and video services through digital subscriber line (“DSL”) technology or fiber-to-the-node networks, municipalities and cooperatives with fiber-based networks, regional fiber providers and other service providers that have been granted a franchise to operate in a geographic market where we operate. In over 40% of our footprint, we do not have a wired competitor that offers residential broadband download speeds of 100 Mbps or higher.
We also face increasing competition from wireless telephone companies for our residential voice services, as our customers continue to replace our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including cell phone internet providers that continue to deploy high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost. To date we have not experienced meaningful cell phone internet-triggered customer losses. However, new value-conscious customer acquisitions have been impacted by the presence of cell phone internet providers in certain of our markets. As cell phone internet providers continue to enter our markets, we believe we will be in a strong long-term competitive position as our wired infrastructure provides for speeds and capacity far in excess of what any cell phone internet offering can provide given the limitations of the technology.
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

In addition, federal and state governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC's Rural Digital Opportunity Fund ("RDOF") auction in 2020, The American Rescue Plan Act of 2021 (“ARPA”) and The Infrastructure Investment and Jobs Act of 2021 (the “Infrastructure Act”), including the Broadband Equity Access and Deployment Program ("BEAD"), or individual state broadband programs. In some cases, we are the recipient of these subsidies, and in others, we have opposed or challenged grants of such subsidies to competitors when directed to areas we already serve. Our challenge efforts may not always be successful and efforts to use governmental funds to subsidize the deployment of broadband in areas we already serve could result in increased competition.
Human Capital Resources
Associate Metrics
As of December 31, 2024, we had 2,817 full-time and part-time associates, compared to 2,993 full-time and part-time associates at December 31, 2023. None of our associates were represented by a union as of December 31, 2024 or 2023.
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
Our senior management team is comprised of executives who have significant experience in our industry and have expertise in the operations and execution required to lead a successful service provider. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years. As of December 31, 2024, our executive officers have an average industry tenure of over 26 years and an average tenure at Cable One (or its predecessors) of nearly 9 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets.
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
We also focus on associate satisfaction. We believe that customer satisfaction is tightly linked to associate satisfaction, which routine internal measurements have shown to be consistently high throughout the past decade. We measure our associate satisfaction annually along with conducting multiple periodic associate surveys. Management reviews our associate satisfaction surveys to monitor associate morale and receive feedback on a variety of issues.
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
We have a long track record of promoting associates from within, including Julia M. Laulis, our Chair of the Board, President and Chief Executive Officer ("CEO"), who has been with Cable One for over 25 years and began her Cable One career as a Director of Marketing.

Health and Safety
Our safety team is responsible for company-wide safety education and training programs. In an effort to minimize or eliminate hazards, we regularly analyze indicators and areas where risks and injuries can occur. We also have mandatory compliance and safety training for associates, who completed more than 30,000 instructional hours in 2024 in total.
Equality
We are an equal opportunity employer that strives to provide an inclusive and respectful environment for a wide range of backgrounds, cultures, perspectives and experiences. We are committed to fostering an environment in which all associates and customers are valued. We foster a diverse and inclusive culture by offering competitive compensation, a comprehensive rewards program and opportunities for all of our associates to grow personally and professionally. Our Inclusion and Diversity Advisory Board (the “I&D Advisory Board”) is made up of individuals across the organization from frontline associates to members of management. The I&D Advisory Board was created to further strengthen a culture of respect and inclusion at Cable One. Members of our I&D Advisory Board cultivate resources that are accessible on our intranet, bring in outside speakers and host events to inform, educate and provide all associates with a voice to share their unique experiences, perspectives and viewpoints. In 2024, we delivered a total of over 4,300 learning hours to our associates.
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
Information About Our Executive Officers
The following table presents certain information, as of February 27, 2025, concerning our executive officers.

Name	Age	Position
Julia M. Laulis	62	Chair of the Board, President and Chief Executive Officer
Kenneth E. Johnson	61	Chief Operating Officer
Todd M. Koetje	48	Chief Financial Officer
Megan M. Detz	48	Chief People Officer
Christopher J. Arntzen	54	Senior Vice President, General Counsel and Secretary
Anthony J. Mokry	51	Senior Vice President, Residential Services
Julia M. Laulis
Ms. Laulis has been Chair of the Board since January 2018, CEO and a member of our Board of Directors (the “Board”) since January 2017 and President of Cable One since January 2015.
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
Prior to joining Cable One, Ms. Laulis was with Jones Communications in the Washington, D.C. area and Denver, where she served in various marketing management positions. Ms. Laulis began her more than 40-year career in the cable industry with Hauser Communications.
Ms. Laulis serves on the boards of The AES Corporation, CableLabs and C-SPAN.

Kenneth E. Johnson
Mr. Johnson has been Chief Operating Officer of Cable One since March 1, 2024. He previously served as Senior Vice President, Technology Services from May 2018 through December 2022, Chief Technology and Digital Officer from January 2023 through September 2023 and Chief Technology and Innovation Officer of Cable One from October 2023 to February 2024.
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
Todd M. Koetje
Mr. Koetje has been Chief Financial Officer ("CFO") of Cable One since July 2022. He previously served as Senior Vice President, Business Development and Finance of Cable One from August 2021 through June 2022.
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
Christopher J. Arntzen
Mr. Arntzen has been Senior Vice President, General Counsel and Secretary of Cable One since January 2025.
Mr. Arntzen previously served as Vice President, Deputy General Counsel and Secretary from January 2024 to January 2025, Associate General Counsel and Secretary from August 2023 to January 2024, and Associate General Counsel and Assistant Secretary of Cable One from May 2021 to August 2023.
Prior to joining Cable One, Mr. Arntzen served as Deputy General Counsel of ZoomInfo Technologies Inc. from May 2020 to May 2021 and has more than 25 years of legal experience. He started his career practicing law at Baker Botts L.L.P. for over 13 years as an associate and a partner and has also held other senior in-house counsel positions.
Anthony J. Mokry
Mr. Mokry has been Senior Vice President, Residential Services of Cable One since October 2024.
Prior to joining Cable One, Mr. Mokry served as Chief Marketing Officer at Cricket Communications, a subsidiary of AT&T from 2021 to 2024. He has more than 25 years of telecommunications industry experience and has held various senior positions at AT&T including Vice President, Gulf States from 2018 to 2021. He joined AT&T in 1996.
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
Regulatory Reclassification and Net Neutrality Regulation. In May 2024, the FCC adopted the 2024 Open Internet Order, which reinstated the classification of broadband internet access service as a “telecommunications service” under Title II of the Communications Act of 1934, as amended (the “Communications Act”). The 2024 Open Internet Order rescinded the FCC’s 2017 decision that determined broadband internet access service was an “information service” under Title I of the Communications Act and applied limited obligations on providers to disclose information regarding network management, performance and commercial terms of service to customers. The 2024 Open Internet Order adopted a new set of rules for broadband internet access services intended to safeguard and secure the “open” internet and subjected providers to new regulatory obligations under Title II of the Communications Act. Several parties challenged the 2024 Open Internet Order in federal court, and the federal court stayed the effectiveness of the FCC’s new rules pending judicial review. In January 2025, the U.S. Court of Appeals for the Sixth Circuit overturned the 2024 Open Internet Order finding the Communications Act did not support the FCC’s classification of broadband internet access service as a telecommunications service. As a result, broadband internet access service is once again deemed to be an information service subject to limited regulatory oversight by the FCC. The Sixth Circuit decision could be subject to further judicial review. In addition, Congress or a future FCC could take action to address the classification of broadband internet access service or other net neutrality matters. We cannot predict whether or when such actions may occur or to what extent such actions may affect our operations or impose additional costs on our business.
Some states, including Arizona and Missouri (where we have subscribers), have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Other states may continue to take action in connection with net neutrality matters in light of the recent Sixth Circuit decision. We cannot predict whether or to what extent state requirements will be applied to our data services in the future.
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
To date the FCC has declined to apply Federal Universal Service Fund (“USF”) contribution obligations to providers of broadband internet access services. However, there have been several bills introduced in Congress that would require providers to contribute to the Federal USF on the basis of their broadband internet access service revenues. We cannot predict whether such contribution obligations will apply to our data services in the future or whether or how the imposition of such contribution obligations will affect our operations and business.
In separate proceedings, the FCC is considering whether to impose outage reporting requirements on broadband internet access service providers, how to address broadband data caps, and whether to adopt rules governing the quality of customer support for all types of communications services, including broadband, cable/video and voice services. We cannot predict whether such obligations will apply to our data services in the future or whether or how the imposition of such obligations will affect our operations and business.

Disclosure and Non-Discrimination Requirements. As stated above, the FCC’s rules in place prior to the 2024 Open Internet Order required broadband internet access service providers to disclose certain information regarding network management, performance and commercial terms of the service to their customers. As part of the Infrastructure Act, Congress ordered the FCC to conduct a rulemaking to consider imposing additional consumer disclosure requirements on broadband internet access service providers using “broadband labels.” The majority of the FCC's new broadband label requirements took effect on April 10, 2024. In addition, the Infrastructure Act required the FCC to adopt rules to facilitate equal access to broadband internet access service and prevent digital discrimination of access, including the development of model policies and best practices, and a process to accept public complaints relating to digital discrimination. In November 2023, the FCC adopted rules prohibiting broadband internet access service providers from adopting, implementing or utilizing policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on their income level, race, ethnicity, color, religion or national origin or are intended to have such differential impact, and established a complaint process. These rules are being challenged in federal court and we cannot predict the outcome of the appeal. Compliance with these new obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or to what extent these changes may affect our operations or impose additional costs on our business.
Emergency Broadband Benefit and Affordable Connectivity Programs. In 2021, we participated in the FCC’s Emergency Broadband Benefit (“EBB”) program, which provided qualifying low-income consumers a discount on certain of our broadband internet access services for which we received reimbursement from the FCC. On December 31, 2021, the EBB program transitioned to the Affordable Connectivity Program (“ACP”) as required by the Infrastructure Act. The ACP allowed us to seek reimbursement for certain broadband internet access service discounts provided to qualifying low-income consumers. Funding for the ACP authorized under the Infrastructure Act has been depleted, and the ACP ended effective June 1, 2024. There have been several efforts in Congress to revive the program, but we cannot predict whether Congress will provide additional funding to revive the ACP, or on what terms. We were subject to various compliance obligations in connection with our participation in the EBB program and the ACP, and our participation in any future program similar to ACP may cause us to incur additional compliance costs. We also cannot predict whether or when any future changes to the ACP (or a similar program) may occur, or whether or to what extent those changes may affect our operations or impose additional costs on our business.
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

Digital Millennium Copyright Act. Owners of copyrights and trademarks actively seek to prevent use of the internet to violate their rights. For example, copyright and trademark owners may assert claims that a customer used an internet service or resources accessed via the internet to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner. In some cases, copyright and trademark owners have sought to recover damages from the broadband internet access service provider as well as or instead of the customer. The law relating to the potential liability of broadband internet access service providers in these circumstances is unsettled, and may be subject to further action by Congress. The Digital Millennium Copyright Act grants broadband internet access service providers protection against certain claims of copyright infringement resulting from the actions of customers if the internet provider complies with certain requirements. Congress has not adopted similar immunity for broadband internet access service providers for trademark infringement claims.
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
The FCC also requires cable operators to specify the “all-in” price for video programming services (the total cost including fees) in their promotional materials and on subscriber bills. This new requirement took effect December 19, 2024. We cannot predict to what extent this new requirement may affect our operations or impose costs on our business.

The FTC recently revised its rule governing the use of “negative option” features, which are provisions of contracts under which a consumer’s silence or failure to take affirmative action to reject a good or service or to cancel the contract is interpreted as acceptance or continuing acceptance of the offer, such as sales that occur via automatic renewals, continuity plans, free-to-pay conversions, or pre-notifications. The revised rule requires sellers using negative option features to provide certain disclosures to consumers, to obtain consent before continuing to charge the consumer and to provide a simple mechanism allowing the consumer to cancel service and avoid being charged. Portions of the rule took effect in January 2025, and other portions are scheduled to take effect in May 2025. Several parties have appealed the FTC’s decision in federal court. We cannot predict the outcome of the court proceedings, or to what extent this new requirement may affect our operations or impose costs on our business.
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
The FCC also adopted rules that require cable operators to notify the FCC when television station blackouts occur due to failure to reach an agreement on retransmission consent. We expect this new reporting requirement to take effect in early to mid-2025. We cannot predict to what extent this new rule may affect our operations or impose costs on our business.
Media Ownership Rules. The FCC is required to review its media ownership rules every four years. The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. These changes will likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay broadcasters for retransmission consent. The FCC concluded its most recent review of its media ownership rules in December 2023 in which it retained the existing rules and adopted minor modifications to better tailor the rules to the current media marketplace. The FCC’s action is under review in federal appeals court. We cannot predict the outcome of future reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.

Pole Attachments. Federal law requires most telephone companies and electric power utilities owning utility poles to provide cable systems with access to poles and underground conduits. Federal law also requires those entities to charge reasonable rates to cable operators for utilizing space on such poles or in such underground conduits. The FCC’s pole attachment rules contain a formula for calculating pole rental rates that provide for similar rates for telecommunications attachments and cable attachments and prohibit utility companies from charging higher rates for pole attachments used to provide broadband internet access service. The FCC has also adopted rules to facilitate new attachments, including a one-touch make-ready procedure for new attachments which took effect in August 2020. The FCC’s rules do not apply in states that have chosen to adopt their own pole attachment rules, which may make it more difficult to obtain access to poles in those states. In December 2023, the FCC further modified its pole attachment rules to make the pole attachment process faster, more transparent and more cost effective for the deployment of broadband services, and the FCC continues to review issues related to pole attachments. We cannot predict how these changes, or any future changes, to the pole attachment rules may affect our operations or impose costs on our business. As a general matter, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.
Federal Copyright Issues. The Copyright Act of 1976, as amended (the “Copyright Act”), gives cable systems the ability, under certain terms and conditions and assuming that any applicable retransmission consents have been obtained, to retransmit the signals of television stations pursuant to a compulsory copyright license. The U.S. Copyright Office routinely considers requests for clarification and revisions of certain cable compulsory copyright license reporting requirements, and most recently updated its reporting requirements in December 2024. We cannot predict the outcome of any such future reviews. However, it is possible that changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse effect on our business by, for example, increasing copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis. Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.
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

The FCC has held that VoIP services are internet protocol-enabled services, which are interstate in nature and thus subject exclusively to the FCC’s federal jurisdiction and not to state regulation. This decision was upheld on appeal, although the FCC has a longstanding proceeding pending to consider whether VoIP services are properly classified as an “information service,” “telecommunications service” or some other new category of service. This determination, once made, could have numerous regulatory implications for service providers that provide interconnected VoIP services, including us. Although the FCC has yet to ascribe a regulatory definition to interconnected VoIP services, the FCC nevertheless has imposed numerous obligations on interconnected VoIP service providers, some of which are discussed more fully below.
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
State Regulation of Telecommunications Services. We offer telecommunications services as competitive local exchange carriers (“CLECs”) through several of our subsidiaries. Providers of telecommunications services usually are required to obtain licenses or authorizations from state regulatory commissions prior to offering intrastate telecommunications services. We hold CLEC licenses to provide telecommunications services in Alabama, Arizona, Arkansas, Georgia, Kansas, Missouri, Oklahoma, South Carolina and Texas. We also are required to comply with state reporting, fee payment, tariffing and other obligations imposed on telecommunications services. Many states require prior approval for corporate and financial transactions, and compliance with these requirements could delay and increase the cost we incur to complete such transactions. Failure to comply with requirements applicable to telecommunications services could subject us to fines, penalties or other enforcement consequences.
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
Communications Assistance for Law Enforcement Act. FCC regulations require providers of voice services to comply with the requirements of the Communications Assistance for Law Enforcement Act ("CALEA"), which requires covered entities and their equipment suppliers to deploy equipment that law enforcement officials can access readily for lawful wiretap purposes. The FCC has determined that CALEA requires providers to affirmatively secure their networks from unlawful access to or interception of communications. The FCC also is considering the adoption of additional obligations to address cybersecurity matters and to require providers to implement cybersecurity risk management plans.
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
Federal Subsidies and Grants. The FCC has adopted rules intended to transition the USF so that it supports the build out of broadband rather than telecommunications facilities. Certain of our subsidiaries providing telecommunications services and/or interconnected VoIP services have been designated as eligible telecommunications carriers and as such receive or will receive federal and state funds for operations in Georgia, Illinois, Missouri, Oklahoma and South Carolina. We also receive reimbursement from the schools and libraries universal service support program, commonly known as E-rate, and from the Rural Health Care Fund for discounted services provided throughout our service territory. The FCC has several proceedings pending that could affect our ability to continue receiving such federal funding. We cannot predict whether or how these programs will be changed, or how such changes will affect our operations or business. Some of our ILEC subsidiaries also receive disbursements from the federal USF under Phase 2 of the FCC’s Alternative Connect America Cost Model ("ACAM") program and the FCC's recently adopted Enhanced ACAM program. To continue to receive such disbursements, we are required to meet certain build-out milestones over the next ten years and provide broadband internet access services at certain FCC-defined speeds. We are also a grant recipient under the FCC’s RDOF program, which requires us to meet certain build-out and public service obligations over a ten-year period. While we intend to satisfy these build-out obligations within the required timeframes, there can be no assurance that we will complete the build-out in a timely manner or at all. We also cannot predict what impact the costs of complying with the build-out obligations will have on our operations.In 2024, one federal Court of Appeals decision found multiple constitutional violations in the FCC’s system for funding and administering its universal service programs. Two other Courts of Appeals had upheld the FCC’s rules. The Supreme Court has agreed to hear the FCC’s appeal of the adverse decision. We cannot predict the outcome of this case or any related actions Congress or the FCC may take, which could adversely affect our receipt of universal service funds, including funds provided under the E-Rate, Rural Health Care Fund, ACAM, Enhanced ACAM, and RDOF programs.
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
Our systems generally operate pursuant to franchises, permits and similar authorizations issued by state and local governments. As these franchises are typically non-exclusive, state and local governments can grant additional franchises to other entities and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. As of December 31, 2024, a little less than 60% of our footprint has been overbuilt by wired competitors offering high-speed data services with speeds of 100 Mbps or higher. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. We also face increasing competition from wireless telephone companies for residential voice services, as our customers continue to replace our residential voice services with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. We may also face increasing competition from various providers of wireless internet offerings, including cell phone internet providers deploying high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost. Historically, we have focused on retaining customers who are likely to produce higher relative value over the life of their service relationship with us, are less attracted to discounting, require less support and churn less. However, in response to increasing competition in our markets, we are also seeking to supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, through more targeted pricing and product offerings. While these efforts are intended to grow our customer base, they may adversely impact the ARPU and profit margins of our residential data services and lead to increased average churn rates for our residential data customers.
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
In addition, in recent years, federal and state governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s RDOF auction in 2020, the ARPA and the Infrastructure Act, including BEAD, or individual state broadband programs. In some cases, we are the recipient of these subsidies, and in others, we have opposed or challenged grants of such subsidies to competitors when directed to areas we already serve. Our challenge efforts may not always be successful and efforts to use governmental funds to subsidize the deployment of broadband in areas we already serve could adversely affect our business and results of operations.
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
The ability of some of our competitors to introduce new technologies, products and services more quickly than us may adversely affect our competitive position. Furthermore, advances in technology, decreases in the cost of existing technologies or changes in competitors’ product and service offerings may require us in the future to make additional research and development expenditures or to offer at no additional charge or at a lower price certain products and services that we currently offer to customers separately or at a premium.
In addition, we generally seek to leverage overall industry experience before rolling out new technology in order to avoid investing in technology that has not yet proven successful in other markets. We implement this approach to avoid costly mistakes made by early adopters of new technology that does not provide expected returns. However, this approach exposes us to the risk that our competitors may adopt successful new technology before us and leverage this new technology to attract our customers, increasing the level of customer attrition we experience and adversely affecting our business.
We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and adversely affect our results of operations.
We incorporate certain AI solutions into our digital infrastructure, such as our unified call center platform, and these applications are becoming important in our operations. Our competitors or other third parties may incorporate AI into their operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient or inaccurate, our business, reputation, financial condition and results of operations could be adversely affected. If our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI, including the government regulation of AI, will require significant resources to implement AI ethically in order to minimize unintended, harmful impacts.
Business services sales increasingly contribute to our results of operations, and we face risks as we attempt to further focus on sales to our business customers.
We may encounter challenges as we continue our initiative to expand sales of data services to our business customers. To accommodate this expansion, we expect to commit a greater proportion of our expenditures on technology, equipment and personnel toward our business customers in future years. If we are unable to sufficiently maintain the necessary infrastructure and internal support functions necessary to service these customers, potential future growth of our business data revenues would be limited. In many cases, business customers have service level agreements that require us to provide higher standards of service and reliability. If we are unable to meet our service level requirements, or more broadly, the expectations of our business customers, or if economic-related headwinds arise, our business sales may not increase and our results of operations may be materially negatively affected.

The increase in programming costs and retransmission fees may continue in the future, resulting in lower margins and/or decreased demand for our video products.
Over the past few years, the sales margins on our residential video services, which accounted for 14.1%, 15.4% and 19.1% of our total revenues in 2024, 2023 and 2022, respectively, have generally decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers continue to seek higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins, adversely impact our revenues and revenue growth rates, and adversely impact our business as a whole.
We may not be able to obtain necessary hardware, software and operational support.
We depend on a limited number of third-party suppliers and licensors to supply some of the hardware and software necessary to provide some of our services, including our access to the network backbone, the modems we lease to our customers and the delivery of our IPTV video service. Some of these vendors represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner; demand exceeds these vendors’ capacity; they experience operating or financial difficulties (including due to general adverse economic conditions); they experience shortages of electronic components as a result of labor or other supply constraints; they significantly increase the amount we must pay for necessary products or services, including as a result of any changes in trade policy, tariff and import/export regulations, or they cease production of any necessary product due to lack of demand, profitability, a change in their ownership or otherwise, then our ability to provide some services may be materially adversely affected. Any of these events could adversely affect our ability to retain and attract subscribers and have a material adverse impact on our operations, business, financial results and financial condition.
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
We have historically made numerous acquisitions and strategic investments, and may make other acquisitions and strategic investments in the future, which expose us to risks and uncertainties associated with acquisitions and strategic investments.
We completed the NewWave acquisition in May 2017, the Clearwave acquisition in January 2019, the Fidelity acquisition in October 2019, the MBI investment in November 2020, the Hargray Acquisition in May 2021, the CableAmerica acquisition in December 2021, the Clearwave Fiber Contribution in January 2022 and a small acquisition in 2024. In addition, we have made and may make other acquisitions and strategic investments (each such acquired business or investee, a “Strategic Acquiree” and, collectively, the “Strategic Acquirees”). Such acquisitions and strategic investments could involve a number of risks and uncertainties, including:
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
•risks relating to minority ownership positions in our strategic investments, including our minority ownership position in MBI, such as our ability to appoint only a minority of members of the board of managers of MBI, the fact that the board of managers of MBI do not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders and the limited category of transactions for which our consent will be needed under MBI’s operating agreement;
•risks relating to our strategic investment in Clearwave Fiber, including the fact that the board of managers of Clearwave Fiber do not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders, and we do not control the vote of the Clearwave Fiber board of managers with respect to most significant transactional and operational matters under the terms of Clearwave Fiber's operating agreement; and
•uncertainties related to the exercise of the Call Option or the Put Option (as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity") relating to our MBI investment, including, if the Call Option or Put Option is exercised, the difference between the Call Price or Put Price and the fair value of the underlying equity interests in MBI at the time the Call Option or Put Option is exercised and our ability to finance the Call Price or Put Price on terms acceptable to us or at all.
If a Strategic Acquiree fails to operate as anticipated or cannot be successfully integrated with our existing business, our operations, business, results of operations and financial condition could be materially negatively affected.
Implementation of our unified billing system could have a material adverse impact on our operations, business, financial results and financial condition.
We implemented a unified billing system beginning in 2024 and continue to integrate the system across our business in phases to ultimately centralize our entire billing process. The implementation requires significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation has resulted in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our provisioning, servicing, billing, accounting and reporting processes. The unified billing system requires both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If technical problems or other significant issues arise in connection with the implementation or operation of the unified billing system, it could have a material adverse impact on our operations, business, financial results and financial condition.

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
If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we may not be able to accurately and timely report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We identified a material weakness in our internal control over financial reporting as of December 31, 2023 and may identify additional material weaknesses in internal control over financial reporting in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. While we believe we have now remediated the material weakness previously reported in our amended Annual Report on Form 10-K/A for the year ended December 31, 2023, we cannot assure you that additional material weaknesses in internal control over financial reporting will not occur in the future. The remediation of any such material weaknesses could require us to incur significant expenses. Moreover, if we fail to remediate any material weakness in a timely manner, that may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.
In addition, it is possible that a material weakness may exist without being identified. Such a failure could cause our financial statements to contain material misstatements or omissions and could also result in regulatory scrutiny, and cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows, and on our reputation with investors and with business partners.
Risks Relating to Regulation and Legislation
The profitability of our data service offerings may be impacted by legislative or regulatory efforts to impose net neutrality and other new requirements on broadband providers.
The majority of our Adjusted EBITDA less capital expenditures comes from residential data services, and a large majority of our residential customers are data-only. We have aligned our resources to emphasize increased sales of data services as well as sales to business customers. In order to continue to generate Adjusted EBITDA less capital expenditures at our desired level from data services, we need the continued flexibility to develop and refine business models that respond to changing consumer uses and demands and to manage data usage efficiently, including the option of charging our data subscribers higher rates based on the speed as well as overall bandwidth capacity available to, or used by, them, referred to as “usage-based billing.” Our ability to implement usage-based billing or other network management initiatives in the future may be restricted by regulations attached to new government funding programs or any new net neutrality requirements on cable operators.

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could see a materially negative impact. In May 2024, the FCC adopted the 2024 Open Internet Order, which reinstated the classification of broadband internet access service as a “telecommunications service” under Title II of the Communications Act of 1934, as amended (the “Communications Act”). The 2024 Open Internet Order rescinded the FCC’s 2017 decision that determined broadband internet access service was an “information service” under Title I of the Communications Act and applied limited obligations on providers to disclose information regarding network management, performance and commercial terms of service to customers. The 2024 Open Internet Order adopted a new set of rules for broadband internet access services intended to safeguard and secure the “open” internet and subjected providers to new regulatory obligations under Title II of the Communications Act. Several parties challenged the 2024 Open Internet Order in federal court, and the federal court stayed the effectiveness of the FCC’s new rules pending judicial review. In January 2025, the U.S. Court of Appeals for the Sixth Circuit overturned the 2024 Open Internet Order finding the Communications Act did not support the FCC’s classification of broadband internet access service as a telecommunications service. As a result, broadband internet access service is once again deemed to be an information service subject to limited regulatory oversight by the FCC. The Sixth Circuit decision could be subject to further judicial review. In addition, Congress or a future FCC could take action to address the classification of broadband internet access service or other net neutrality matters. We cannot predict whether or when such actions may occur or to what extent such actions may affect our operations or impose additional costs on our business. Further some states, including Arizona and Missouri (where we have subscribers) have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. States may continue to take action in connection with net neutrality matters in light of the recent Sixth Circuit decision. We cannot predict whether or to what extent state requirements will be applied to our data services in the future. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.
In November 2023, the FCC adopted rules prohibiting broadband internet access service providers from adopting, implementing, or utilizing policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers' access to broadband internet access service based on income level, race, ethnicity, color, religion, or national origin or are intended to have such differential impact, and established a complaint process. These rules are being challenged in federal court and we cannot predict the outcome of the appeal. Compliance with these obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely impact our business. We cannot predict whether or to what extent these changes may affect our operations or impose additional costs on our business.
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
Our video and voice services are subject to additional regulation by federal, state and local authorities, which may impose additional costs and restrictions on our businesses. In addition, changes to government subsidy programs or other developments that impact such programs could adversely impact our business and results of operations.
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
We currently participate in a number of federal subsidy and grants programs that are funded by the USF. In 2024, one federal Court of Appeals decision found multiple constitutional violations in the FCC’s system for funding and administering its universal service programs. Two other Courts of Appeals had upheld the FCC’s rules. The Supreme Court has agreed to hear the FCC’s appeal of the adverse decision. We cannot predict the outcome of this case or any related actions Congress or the FCC may take, which could adversely affect our receipt of funds under these programs, including funds provided under the E-Rate, Rural Health Care Fund, ACAM, Enhanced ACAM, and RDOF programs.
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
The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. After numerous court proceedings, the FCC’s rules were upheld by the U.S. Supreme Court in April 2021. These changes relaxing media ownership rules will likely lead to increased consolidation of the television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent. The FCC concluded its most recent review of its media ownership rules in December 2023 in which it retained the existing rules and adopted minor modifications to better tailor the rules to the current media marketplace. The FCC's action is under review in federal appeals court. We cannot predict the outcome of future reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.
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
We currently have a substantial amount of indebtedness which could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, our obligations under the Call Option or Put Option (each as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity”) relating to our investment in MBI, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.
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
As of December 31, 2024, we had approximately $1.73 billion of outstanding term loans and an additional $313.0 million of revolving credit borrowings under the New Credit Agreement (as defined elsewhere in this Annual Report on Form 10-K). The loans outstanding under the New Credit Agreement accrue interest at a variable rate and as a result expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease.

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
•provide that only our CEO and a majority of our directors, and not our stockholders, may call a special meeting of our stockholders;
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
Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, heightened inflation, increased unemployment levels and higher interest rates and the imposition of tariffs on imports into the United States, could negatively affect the affordability of and demand for some of our products and services. In difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products and services, electing to use fewer higher margin products and services or obtaining lower cost products and services offered by other companies. Similarly, under these conditions the business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. Also, our ability to gain new customers is to a certain extent dependent on the pace of households moving residences and new housing construction within our markets, which are influenced by both national and local economic conditions. In addition, adverse economic conditions may lead to an increased number of our residential and business customers becoming unable to pay for services. If any of these events were to occur, it could have a material negative effect on our operations, business, financial condition and results of operations.

Pandemics, epidemics or disease outbreaks, or other health crises, have, and may in the future, disrupt our business and operations, which could materially affect our business, financial condition, results of operations and cash flows.
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
The demand for our residential data and business data services products may be lower than we expect.
The future growth in demand for our services is difficult to predict and may differ materially from our current expectations. Our business could be adversely affected if the future demand for our services, including in particular our residential data and business data services, is materially lower than we expect.
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
Your percentage ownership in the Company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other associates. In addition, we may issue equity as all or part of the financing or consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to fund our ongoing operations. We also had $920.0 million of Convertible Notes outstanding as of December 31, 2024 that may further dilute your percentage ownership in the Company in the future if such Convertible Notes are converted.
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
We may need to seek additional financing for our general corporate purposes or for acquisitions and strategic investments in the future, including our obligations under the Call Option or Put Option (each as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity”) relating to our investment in MBI. We may be unable to obtain additional indebtedness on terms favorable to us, or at all, including because of the terms of our current indebtedness. If adequate funds are not available on acceptable terms, we may be unable to fund our future activities, which could negatively affect our business. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, if we issue any debt securities in the future that are convertible into shares of our common stock, our existing stockholders could suffer significant dilution upon conversion of such convertible debt securities.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
We employ a layered security approach leveraging people, process and technology — structuring our cybersecurity program to align with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"). We also intend that our cybersecurity program aligns with applicable laws and regulatory requirements. For example, CALEA requires broadband providers to affirmatively secure their networks from unlawful access to or interceptions of communications. Our program and the related controls we employ are designed to identify and assess risk with the aim of preventing, detecting or mitigating cybersecurity risks to avoid material harm to our business, customers, associates and other stakeholders.
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
We also incorporate intelligence sharing about emerging threats through collaboration with other companies in our industry, consultants and public-private partnerships with government intelligence agencies, such as the Arizona Cyber Threat Response Alliance ("ACTRA") and NCTA-The Internet and Television Association ("NCTA").
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

Cybersecurity Governance
Our Board employs a principles-based approach to identify and provide oversight with respect to the myriad of risks impacting the Company, including cybersecurity risks. The executive leadership team monitors our risk environment, including attempting to identify potential unknown risks, and regularly reports on such matters to our Board or committees thereof. We have an enterprise risk management ("ERM") program designed to identify, assess, prioritize, manage and mitigate major risk exposures that could affect our ability to execute on our corporate strategy and fulfill our business objectives. Our ERM program is administered by a risk council made up of members of senior management supported by subject matter experts within our organization. The Board fulfills certain risk oversight functions through its standing committees. Representatives of the risk council report to the Audit Committee on risk exposure, management and tolerance, and related matters. The Audit Committee oversees the risks related to the integrity of the Company’s financial statements and receives an ERM report at least annually. Further, the Company’s Disclosure Controls Committee reports directly to the Audit Committee on certain matters relating to our public disclosures. Our Nominating and Governance Committee has the responsibility of periodically monitoring, reviewing and discussing with management the Company’s cybersecurity preparedness, vulnerabilities, defenses and planned responses, including related risk management programs and practices.
As discussed above, our cybersecurity team oversees information security, cyber and technology risk and IT compliance. As of December 31, 2024, our cybersecurity team consisted of 14 associates with an average of over ten years of cybersecurity experience, most of whom hold advanced degrees in the fields of information security and/or cybersecurity, along with over 50 professional certifications in the aggregate. Our cybersecurity team is led by a Senior Director of Cybersecurity, who has over 30 years of global experience across various industries in the areas of information risk, privacy, security and the leadership of cybersecurity teams dedicated to the identification of risks and protection against potential threats as well as the swift detection, response and recovery from adverse incidents. Our Senior Director of Cybersecurity has earned several professional certifications including Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), Certified in Risk & Information Systems Control (CRISC) and Certified Information Security Manager (CISM) and reports through one of our Senior Vice Presidents to our Chief Operating Officer, who is a member of the executive team.
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
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information regarding cybersecurity-related risks we face, see "Risk Factors — Risks Relating to Our Business — We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), pandemics, terrorist attacks, accidental releases of information or similar events, may disrupt our business" and "Risk Factors — Risks Related to Our Business — Security breaches and other disruptions, including cyber-attacks, and our actual or perceived failure to adequately protect business and consumer data could give rise to liability or reputational harm."
ITEM 2.    PROPERTIES
Our headquarters is located in Phoenix, Arizona. As of December 31, 2024, we own, lease or otherwise have rights to use approximately 350 facilities, consisting of approximately 200 facilities that we own, and approximately 150 facilities that we lease or otherwise have rights to use. These facilities are in 26 different states of the United States.
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
Holders
As of February 21, 2025, there were approximately 750 holders of record of our common stock.
Dividends
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board.
Performance Graph
The following graph compares the cumulative total stockholder return of our common stock between December 31, 2019 and December 31, 2024 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index (the “Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on December 31, 2019 and that dividends, if any, were reinvested. The Peer Group of data, video and voice services companies consists of Altice USA, Inc.; Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc.
Comparison of 60 Month Cumulative Return

$300
$200
$100
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Cable One, Inc.
S&P 500 Index
Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Cable One, Inc.	$100.00	$150.42	$119.72	$48.83	$38.89	$26.07
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Peer Group	$100.00	$125.71	$119.93	$76.70	$95.48	$84.14
Source: S&P Global Market Intelligence
© 2025

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
Purchases of Equity Securities by the Issuer
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2024 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2024(2)	119	$348.48	—	$143,104
November 1 to 30, 2024	—	$—	—	$143,104
December 1 to 31, 2024	—	$—	—	$143,104
Total	119	$348.48	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
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
Overview
We are a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Through Sparklight® and the associated Cable One family of brands, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2024, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million passings as of December 31, 2024. Of these customers, approximately 1,055,000 subscribed to data services, 114,000 subscribed to video services and 106,000 subscribed to voice services as of December 31, 2024.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2024, they are residential data (58.6%), business data (14.4%) and residential video (14.1%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
In 2024, our Adjusted EBITDA margins for residential data and business data are estimated to be approximately three and four times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 59% and 64% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per PSU basis.
We focus on growing our higher margin businesses, namely residential data and business data services. Our strategy acknowledges the industry-wide trends of declining profitability of video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less, while more recently supplementing our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. This strategy has focused on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long-term.

Excluding the effects of our recently completed and any potential future acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We have experienced significant growth in residential data customers and revenues since 2013 and we expect growth for this product line to continue over the long-term, supplemented by growth in related services, such as intelligent Wi-Fi and network security solutions, that we are focused on growing. We believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue growing ARPU from our existing customers over the long-term and capture additional market share. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. During the fourth quarter of 2024, our average residential data customer used 774 Gigabytes of data per month, with over 27% of our customers using over 1 Terabyte of data per month. We believe that the capacity and reliability of our networks is equal to or exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers.
•Business data. We have experienced significant growth in business data customers and revenues since 2013. We attribute this growth to our strategic focus on increasing sales to business customers and our efforts to attract enterprise and wholesale business customers. We expect to experience continued growth in business data customers and revenues over the long-term. Margins for products sold to business customers have remained attractive, which we expect will continue.
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business data services while de-emphasizing our video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We now offer Sparklight TV, an IPTV video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This transition from linear to IPTV video service enables us to reclaim bandwidth, freeing up network capacity to increase data speeds and capacity across our network.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; cell phone internet providers; and OTT video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 61% of our total capital expenditures since 2017 focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to over 40% of our markets and currently offer Gigabit download data service to all of our passings. We have also deployed DOCSIS 3.1 and begun the deployment of DOCSIS 4.0, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business data product lines.
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
Our primary financial goals are to continue growing residential data and business data revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures over the long-term. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value, supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, combat competitive threats in our markets through more targeted pricing and product offerings and follow through with further planned investments in broadband plant upgrades, including the continued deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also plan to seek broadband-related acquisition and strategic investment opportunities in rural markets in addition to the pursuit of organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business data product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.

Beginning in the fourth quarter of 2023, we increased our efforts to supplement the growth of our residential data customer base by targeting a broader scope of incremental customers, including those who are more value-conscious, through more targeted pricing and product offerings. These efforts contributed to a reduction in residential data services ARPU during 2024.
Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. Thus, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. The FCC currently is considering several initiatives that could lead to increased regulation of our data, voice and video services. Some states, including Arizona and Missouri (where we have subscribers), have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.
We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our technologically advanced fiber-based infrastructure provides for delivery of a full suite of data, video and voice products. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity, and all of our passings have access to Gigabit download speeds, including over 40% of our markets that have access to multi-Gigabit download speeds, which we believe meaningfully distinguishes our offerings from certain competitors in our markets. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds to our customers. In addition to the deployment of symmetrical Gigabit speeds over our data network in select markets beginning in 2023, we also began deploying DOCSIS 4.0 in the fourth quarter of 2024. These upgrades will allow us to further increase plant capacity in support of continually increasing data usage by consumers. We believe these investments will reinforce our competitive strength in this area.
In addition to our organic growth, we have also completed a number of acquisitions in recent years. In 2017, we acquired NewWave for $740.2 million. In 2019, we acquired Clearwave for $358.8 million and Fidelity for $531.4 million. In 2020, we acquired Valu-Net for $38.9 million and contributed the assets of our Anniston System to Hargray in exchange for an approximately 15% equity interest in Hargray. We subsequently acquired the remaining approximately 85% equity interest in Hargray in 2021 for approximately $2.0 billion. We also acquired certain assets and assumed certain liabilities from CableAmerica for $113.1 million in late 2021 and completed a small acquisition for $4.3 million in the third quarter of 2024.
In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments capitalize on opportunities that may not have existed under a full ownership model, allow us to participate more aggressively in the fiber expansion business and may potentially provide future acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested a combined $634.9 million in CTI, Nextlink, Wisper and MBI and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested a combined $95.8 million in Point, Tristar and Nextlink. In 2022, we contributed certain fiber operations to Clearwave Fiber in exchange for an approximately 58% equity interest in Clearwave Fiber valued at $440.0 million as of the closing date, divested our Tallahassee, Florida system and certain other non-core assets and invested a combined $41.8 million (including the $7.0 million fair value of our divested Tallahassee, Florida system) in Point, MetroNet, Visionary and Ziply. In 2023, we invested an additional $1.6 million in Visionary and an additional $27.8 million in Ziply. In addition, we redeemed our equity investment in Wisper for total cash proceeds of $35.9 million and divested our equity investment in Tristar for total cash proceeds of $20.9 million in 2023. In 2024, we invested an additional $20.0 million in Nextlink, increasing our equity interest to approximately 22% (see note 6 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).
Refer to our amended Annual Report on Form 10-K/A for the year ended December 31, 2023 for discussion and analysis of our financial condition and results of operations for 2023 compared to 2022 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The FCC's Affordable Connectivity Program
In 2021, we participated in the FCC’s EBB program, which provided qualifying low-income consumers a discount on certain of our broadband internet access services for which we received reimbursement from the FCC. On December 31, 2021, the EBB program transitioned to the ACP as required by the Infrastructure Act. The ACP allowed us to seek reimbursement for certain broadband internet access service discounts provided to qualifying low-income consumers. The funding for the ACP authorized under the Infrastructure Act was depleted and the program ended in the second quarter of 2024. While only a relatively small percentage of our customers received ACP services, we lost approximately 10,000 residential data customers as a result of the discontinuation of the ACP during the nine months ended September 30, 2024.
Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues	$1,579,542	$1,678,081	$(98,539)	(5.9)%
Total costs and expenses	$1,137,663	$1,151,178	$(13,515)	(1.2)%
Income from operations	$441,879	$526,903	$(85,024)	(16.1)%
Net income	$14,480	$224,622	$(210,142)	(93.6)%
Cash flows from operating activities	$664,128	$663,170	$958	0.1%
Cash flows from investing activities	$(564,445)	$(341,904)	$(222,541)	65.1%
Cash flows from financing activities	$(136,341)	$(346,127)	$209,786	(60.6)%
Adjusted EBITDA(1)	$853,986	$916,944	$(62,958)	(6.9)%
Capital expenditures	$286,354	$371,028	$(84,674)	(22.8)%

(1)Adjusted EBITDA is non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

PSU and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2024	2023	Change	% Change
Residential data PSUs(1)	955.0	960.5	(5.5)	(0.6)%
Residential video PSUs	107.4	134.2	(26.8)	(20.0)%
Residential voice PSUs	67.3	79.2	(11.9)	(15.0)%
Total residential PSUs	1,129.7	1,173.8	(44.1)	(3.8)%

Business data PSUs	100.2	98.8	1.4	1.4%
Business video PSUs	6.7	8.1	(1.4)	(16.9)%
Business voice PSUs	38.4	39.5	(1.1)	(2.8)%
Total business services PSUs	145.3	146.4	(1.1)	(0.7)%

Total data PSUs	1,055.2	1,059.3	(4.1)	(0.4)%
Total video PSUs	114.1	142.3	(28.1)	(19.8)%
Total voice PSUs	105.8	118.7	(13.0)	(10.9)%
Total PSUs	1,275.1	1,320.2	(45.2)	(3.4)%

Residential customer relationships	983.0	994.4	(11.4)	(1.1)%
Business customer relationships	105.9	102.6	3.2	3.1%
Total customer relationships	1,088.8	1,097.0	(8.2)	(0.7)%

Passings	2,841.6	2,774.9	66.7	2.4%

(1)Amount as of December 31, 2024 includes 2,100 residential data PSUs associated with a small acquisition in July 2024.
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
Use of Nonfinancial Metrics and ARPU
We use various nonfinancial metrics to measure, manage and monitor our operating performance on an ongoing basis. Such metrics include passings (which we previously referred to as homes passed), PSUs and customer relationships. Passings represent the number of serviceable and marketable homes and businesses passed by our active plant. A PSU represents a single subscription to a particular service offering. Residential bulk multi-dwelling PSUs are generally classified as residential and are counted at the individual unit level. Business voice customers who have multiple voice lines are counted as a single PSU. A customer relationship represents a single customer who subscribes to one or more PSUs.
We believe passings, PSU and customer relationship counts are useful to investors in evaluating our operating performance. Similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measures of passings, PSUs and customer relationships may not be directly comparable to similarly titled measures reported by other companies.

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
2024 Compared to 2023
Revenues
Revenues decreased $98.5 million, or 5.9%, due primarily to decreases in residential data, residential video, business other and residential voice revenues, partially offset by an increase in business data revenues.
Revenues by service offering for 2024 and 2023, together with the percentages of total revenues that each item represented for the years presented, were as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023		2024 vs. 2023
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$925,854	58.6%	$979,296	58.4%	$(53,442)	(5.5)%
Residential video	222,036	14.1%	257,966	15.4%	(35,930)	(13.9)%
Residential voice	31,958	2.0%	37,088	2.2%	(5,130)	(13.8)%
Business data	228,197	14.4%	222,411	13.3%	5,786	2.6%
Business other	72,279	4.6%	82,116	4.9%	(9,837)	(12.0)%
Other	99,218	6.3%	99,204	5.9%	14	—%
Total revenues	$1,579,542	100.0%	$1,678,081	100.0%	$(98,539)	(5.9)%
ARPU for the indicated service offerings for 2024 and 2023 were as follows:

	Year Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Residential data	$80.39	$84.57	$(4.18)	(4.9)%
Residential video	$153.14	$140.63	$12.51	8.9%
Residential voice	$36.32	$36.20	$0.12	0.3%
Business services	$240.18	$248.55	$(8.37)	(3.4)%
Residential data revenues decreased $53.4 million, or 5.5%, due primarily to a 4.9% decrease in ARPU as a result of the implementation of targeted pricing and product offerings in certain markets, including amongst value-conscious customers, and a reduction in subscribers, driven by the expiration of the ACP.
Residential video revenues decreased $35.9 million, or 13.9%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted in early 2024.
Residential voice revenues decreased $5.1 million, or 13.8%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $5.8 million, or 2.6%, due primarily to an increase in business data subscribers.

Business other revenues decreased $9.8 million, or 12.0%, due primarily to a decrease in business video subscribers.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $416.8 million for 2024 and decreased $24.1 million, or 5.5%, compared to 2023. The decrease in operating expenses was primarily attributable to $32.8 million of lower programming and franchise fees as a result of video customer losses and a $2.9 million reduction in labor and other compensation-related costs, partially offset by increases of $3.2 million in software costs, $2.1 million in network backbone costs and $2.0 million in rent expense. Operating expenses as a percentage of revenues were 26.4% and 26.3% for 2024 and 2023, respectively.
Selling, general and administrative expenses were $366.0 million for 2024 and increased $11.3 million, or 3.2%, compared to 2023. The increase in selling, general and administrative expenses was primarily attributable to increases of $6.8 million in rebranding costs, $6.2 million in system conversion costs and $2.4 million in software costs, partially offset by a $2.4 million decrease in labor and other compensation-related costs. Selling, general and administrative expenses as a percentage of revenues were 23.2% and 21.1% for 2024 and 2023, respectively.
Depreciation and amortization expense was $341.8 million for 2024 and decreased $1.1 million, or 0.3%, compared to 2023. Depreciation and amortization expense as a percentage of revenues was 21.6% and 20.4% for 2024 and 2023, respectively.
Interest Expense, Net
Interest expense, net, was $138.0 million for 2024 and decreased $13.6 million, or 9.0%, compared to 2023, driven primarily by lower average debt balances.
Other Income (Expense), Net
Other expense, net, was $59.7 million for 2024 and consisted primarily of a $71.5 million gain related to the MBI Amendment (as defined and described in the following section entitled "Financial Condition: Liquidity and Capital Resources - Liquidity"), a $7.7 million gain related to the C-band spectrum relocation funding received from the federal government and a $6.9 million non-cash gain associated with our Nextlink equity investment, partially offset by a $146.2 million non-cash loss on fair value adjustment associated with the Old MBI Net Option (as defined and described in the section entitled "Financial Condition: Liquidity and Capital Resources - Liquidity"). Other income, net, was $36.1 million for 2023 and consisted primarily of a $28.0 million non-cash gain on fair value adjustment associated with the Old MBI Net Option, a $12.3 million non-cash mark-to-market gain on the investment in Point and a $1.8 million gain on the redemption of the Wisper equity investment, partially offset by a $3.4 million loss on the sale of the Tristar equity investment and $3.3 million of debt issuance costs written off in connection with the entry into the New Credit Agreement (as defined and described in the following section entitled "Financial Condition: Liquidity and Capital Resources - Financing Activity").
Income Tax Provision
Income tax provision was $25.2 million for 2024 and decreased $47.6 million, or 65.4%, compared to 2023. Our effective tax rate was 10.3% and 17.7% for 2024 and 2023, respectively. The decrease in the effective tax rate was due primarily to a decrease of $19.0 million in deferred income tax expense related to state blended rate changes, partially offset by an increase of $30.6 million in income tax expense related to a change in the valuation allowance associated with the Old MBI Net Option.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $204.5 million for 2024 and consisted primarily of a $111.7 million non-cash impairment of our MBI investment and our $91.6 million and $2.8 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively. Equity method investment loss, net, was $113.9 million for 2023 and consisted primarily of our $109.3 million and $5.1 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income
Net income was $14.5 million for 2024 compared to $224.6 million for 2023.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax was $11.4 million for 2024 compared to an unrealized loss on cash flow hedges and other, net of tax of $13.3 million for 2023. The $24.6 million change was due to a year-over-year increase in forward interest rates.

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
Adjusted EBITDA is defined as net income plus net interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, government program exit costs, net equity method investment (income) loss, net other (income) expense and other special items, as applicable, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the New Credit Agreement and the Senior Notes Indenture (as defined and described in the following section entitled "Financial Condition: Liquidity and Capital Resources - Financing Activity") to determine compliance with the covenants contained in the New Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure that we have used in our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.
We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance. Adjusted EBITDA and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies.

	Year Ended December 31,		2024 vs. 2023
(dollars in thousands)	2024	2023	$ Change	% Change
Net income	$14,480	$224,622	$(210,142)	(93.6)%

Plus: Interest expense, net	137,997	151,578	(13,581)	(9.0)%
Income tax provision	25,201	72,838	(47,637)	(65.4)%
Depreciation and amortization	341,754	342,891	(1,137)	(0.3)%
Equity-based compensation	31,714	29,420	2,294	7.8%
Severance and contract termination costs	9,176	2,890	6,286	217.5%
Acquisition-related costs	1,618	1,331	287	21.6%
(Gain) loss on asset sales and disposals, net	13,134	12,708	426	3.4%
System conversion costs	7,040	801	6,239	NM
Rebranding costs	6,765	—	6,765	NM
Government program exit costs	906	—	906	NM
Equity method investment (income) loss, net	204,496	113,936	90,560	79.5%
Other (income) expense, net	59,705	(36,071)	95,776	NM

Adjusted EBITDA	$853,986	$916,944	$(62,958)	(6.9)%

NM = Not meaningful.

Financial Condition: Liquidity and Capital Resources
Liquidity
Our primary funding requirements are for our ongoing operations, capital expenditures, potential acquisitions and strategic investments, payments of quarterly dividends and share repurchases. We believe that existing cash balances, our Senior Credit Facilities (as defined below) and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to utilize those funding sources to fund ongoing operations, make capital expenditures, make future acquisitions and strategic investments, pay quarterly dividends and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
As of December 31, 2023, we held a call option to purchase all but not less than all of the remaining equity interests in MBI that we do not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Certain investors in MBI held a put option to sell (and to cause all members of MBI other than us to sell) to us all but not less than all of the remaining equity interests in MBI that we do not already own between July 1, 2025 and September 30, 2025 (these call and put options are collectively referred to as the "Old MBI Net Option").
In December 2024, we amended our agreement with MBI, to, among other things, (i) reinstate our expired call option to acquire the remaining equity interests in MBI, exercisable any time after the availability of MBI's June 30, 2025 financial statements (unless the Put Option (as defined below) has already been exercised) (the "Call Option"); (ii) amend the put option held by certain other investors in MBI to sell (and to cause all members of MBI other than us to sell) to us all membership interests not held by us such that the exercise can occur no earlier than January 1, 2026 (unless a change of control of Cable One occurs prior to that date), and the closing can occur no earlier than October 1, 2026 (unless we elect to cause the closing to occur earlier) (the "Put Option," and together with the Call Option, the "New MBI Net Option"); (iii) require us to make a $250 million net upfront cash payment to the other members of MBI (the "Upfront Payment"), which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the proceeds from $100 million of new indebtedness recently incurred by a subsidiary of MBI (the "New MBI Debt") (collectively, the "MBI Amendment"). The Call Price or Put Price payable by us upon the exercise of the Call Option or the Put Option, as applicable, is to be calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt will reduce the Call Price or Put Price payable upon the exercise of the Call Option or Put Option, as applicable, and the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option or Call Option occurs prior to October 1, 2026, the Call Price or Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%.
MBI's total revenues for the twelve months ended December 31, 2024 were approximately $320 million and MBI had approximately 220,000 residential data and business data customers and a network footprint with approximately 670,000 passings as of December 31, 2024. Based on available information as of the date of this Annual Report on Form 10-K, if the Call Option or Put Option is exercised, we estimate that (i) the Call Price or Put Price payable by us for the equity interests of MBI that we do not already own will range between approximately $410 million and $550 million; and (ii) MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $845 million to $895 million. These estimates are based on MBI’s past performance and current forecasts and are subject to numerous assumptions and risks including, without limitation, factors that could impact MBI’s performance, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Should the underlying assumptions prove incorrect, or if any of those risks materialize, the actual Call Price or Put Price payable upon the closing of an exercise of the Call Option or Put Option and the amount of MBI’s total net indebtedness outstanding at that time may differ from the estimated amounts described above.
We believe that our existing cash balances, the anticipated available capacity under the Revolving Credit Facility (as defined below) at the time of the transaction and our operating cash flows will be sufficient to fund the purchase price payable if either the Call Option or Put Option is exercised without needing to raise additional incremental capital. However, we may also opportunistically pursue additional incremental financing transactions depending on market conditions and other factors.

The following table shows a summary of our net cash flows for the years indicated (dollars in thousands):

	Year Ended December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$664,128	$663,170	$958	0.1%
Net cash used in investing activities	(564,445)	(341,904)	(222,541)	65.1%
Net cash used in financing activities	(136,341)	(346,127)	209,786	(60.6)%
Change in cash and cash equivalents	(36,658)	(24,861)	(11,797)	47.5%
Cash and cash equivalents, beginning of period	190,289	215,150	(24,861)	(11.6)%
Cash and cash equivalents, end of period	$153,631	$190,289	$(36,658)	(19.3)%
The $1.0 million year-over-year increase in net cash provided by operating activities was primarily attributable to favorable changes in working capital, largely offset by a decrease in Adjusted EBITDA.
The $222.5 million year-over-year increase in net cash used in investing activities was due primarily to $250.0 million of net cash paid in December 2024 for the Upfront Payment in connection with the MBI Amendment and $56.7 million of aggregate proceeds from the sale of equity investments during the prior year that did not recur, partially offset by a $72.7 million decrease in cash paid for capital expenditures and a $9.4 million decrease in cash paid for equity investments.
The $209.8 million year-over-year decrease in net cash used in financing activities was due primarily to a $105.7 million reduction in net debt payments, $99.6 million of share repurchases during the prior year that did not recur and a $6.5 million reduction in cash paid for debt issuance costs.
On May 20, 2022, the Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through the end of 2024, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors. We did not repurchase any shares under the Share Repurchase Program during the twelve months ended December 31, 2024.
We currently expect to continue to pay comparable quarterly cash dividends on shares of our common stock, subject to approval of the Board. During the fourth quarter of 2024, the Board approved a quarterly dividend of $2.95 per share of common stock, which was paid on December 20, 2024, resulting in total dividends distributed during 2024 of $67.9 million. On February 4, 2025, the Board approved a quarterly dividend of $2.95 per share of common stock to be paid on March 7, 2025 to holders of record as of February 18, 2025.
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

On February 22, 2023, we entered into the fourth amended and restated credit agreement with our lenders to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing our outstanding term loans as of December 31, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, we drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of our then outstanding Term Loan A-2. In July 2023, we transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.
On October 7, 2024, we entered into Amendment No. 2 (the "Amendment") with our lenders to amend the New Credit Agreement. The Amendment provides for (i) an increase of the aggregate principal amount of commitments under the Revolving Credit Facility by $250.0 million to $1.25 billion; and (ii) certain other amendments to the New Credit Agreement that are expected to provide us enhanced capital structure optionality in the event MBI becomes our wholly owned restricted subsidiary under the New Credit Agreement. The Amendment did not make any other material changes to the principal terms of the New Credit Agreement.
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
We repaid $200.0 million of outstanding Revolving Credit Facility borrowings during 2024. In December 2024, we borrowed $175.0 million under the Revolving Credit Facility in connection with the MBI Amendment.

As of December 31, 2024, we had approximately $1.73 billion of aggregate outstanding term loan borrowings and $313.0 million of borrowings (and $937.0 million available for borrowing) under the Revolving Credit Facility. A summary of the term loans outstanding under the New Credit Agreement as of December 31, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$235,625	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.71%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	741,479	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.71%
Term Loan B-4	5/3/2021	800,000	1.0%	752,117	5/3/2028	726,787	SOFR + 11.4 bps	2.00%	6.47%
Total		$1,825,000		$1,729,221		$1,655,232

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
Senior Notes
In November 2020, we completed a private offering of $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among us, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under the New Credit Agreement or that guarantees certain capital markets debt of ours or a guarantor in an aggregate principal amount in excess of $250.0 million.
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
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2024	2023
Revolving Credit Facility portion:
Other noncurrent assets	$3,754	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	18,691	22,532
Total	$22,445	$25,619
In connection with the Amendment that was entered into in 2024 and the entry into the New Credit Agreement in 2023, we capitalized $1.6 million and $7.8 million of debt issuance costs in 2024 and 2023, respectively, and wrote-off $3.3 million of existing unamortized debt issuance costs to other expense in 2023. We recorded debt issuance cost amortization of $4.6 million and $4.7 million for 2024 and 2023, respectively, within net interest expense in the consolidated statements of operations and comprehensive income.
The unamortized debt discount associated with the Convertible Notes was $7.7 million and $12.0 million as of December 31, 2024 and 2023, respectively. We recorded debt discount amortization of $4.3 million during both 2024 and 2023 within net interest expense in the consolidated statement of operations and comprehensive income.
We have entered into a letter of credit agreement with MUFG Bank, Ltd. which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2024, $11.6 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.0% per annum.
We were in compliance with all debt covenants as of December 31, 2024.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $31.2 million and $29.0 million on interest rate swaps for 2024 and 2023, respectively, which were reflected within net interest expense in the consolidated statements of operations and comprehensive income.

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
Our capital expenditures by category for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Customer premise equipment(1)	$59,876	$62,066
Commercial(2)	20,996	38,893
Scalable infrastructure(3)	31,334	54,097
Line extensions(4)	61,326	51,466
Upgrade/rebuild(5)	30,486	60,898
Support capital(6)	82,336	103,608
Total	$286,354	$371,028

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

Contractual Obligations and Contingent Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2024 (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2025	$71,182	$4,362	$18,038	$72,533	$166,115
2026	26,619	3,232	593,038	21,302	644,191
2027	8,066	2,278	18,038	7,091	35,473
2028	912	1,469	1,396,980	788	1,400,149
2029	—	716	936,128	788	937,632
Thereafter	—	2,800	649,999	—	652,799
Total	$106,779	$14,857	$3,612,221	$102,502	$3,836,359

(1)Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2024 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.
(2)Lease payments include payment obligations related to our outstanding finance and operating lease arrangements as of December 31, 2024.
(3)Debt payments include principal repayment obligations for our outstanding debt instruments as of December 31, 2024, including $313.0 million of current outstanding Revolving Credit Facility borrowings that mature in 2028 (which may be repaid before then).
(4)Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in our consolidated balance sheet.
Amounts that would be due upon the exercise of the MBI Call Option or Put Option are not included within the contractual obligations table above because the exercise of such instruments is not guaranteed and the timing of any exercise is at the discretion of each respective instrument holder.
We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:
•We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $16.8 million and $15.0 million for 2024 and 2023, respectively.
•Fees imposed on us by various governmental authorities, including franchise fees, are passed through monthly to our customers and are periodically remitted to authorities. These fees were $24.1 million and $26.9 million for 2024 and 2023, respectively. As we act as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.
•We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Outstanding surety bonds and letters of credit totaled $38.8 million and $29.8 million as of December 31, 2024 and 2023, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.
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
Goodwill and Indefinite-Lived Intangible Assets
We have a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2024	2023
Goodwill and indefinite-lived intangible assets	$3,031,842	$3,029,493
Total assets	$6,525,895	$6,759,510
Goodwill and indefinite-lived intangible assets as a percentage of total assets	46.5%	44.8%

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
Indefinite-Lived Intangible Asset Unit of Accounting
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
Property, Plant and Equipment
Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2024	2023
Property, plant and equipment, net	$1,789,955	$1,791,120
Total assets	$6,525,895	$6,759,510
Property, plant and equipment, net as a percentage of total assets	27.4%	26.5%

	Year Ended December 31,
	2024	2023	2022
Cash paid for property, plant and equipment	$295,036	$367,704	$410,737
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2024, our market risk sensitive instruments consisted of our Senior Credit Facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition: Liquidity and Capital Resources — Financing Activity” and notes 10 and 12 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.
Outstanding borrowings under our Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either SOFR or a base rate, in each case plus an applicable credit spread adjustment and interest rate margin, were $2.04 billion at December 31, 2024. We are also party to two interest rate swap agreements to effectively convert the variable rate interest to fixed base rates of 2.595% and 2.691% for $850.0 million and $350.0 million of such outstanding debt, respectively. Based on the principal outstanding under our Senior Credit Facilities with exposure to SOFR at December 31, 2024, assuming, hypothetically, that the SOFR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $8.4 million in 2024.
Additionally, as of December 31, 2024, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of December 31, 2024, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $542.8 million, $535.4 million and $285.9 million, respectively.
As of December 31, 2023, outstanding borrowings under our Senior Credit Facilities were $2.11 billion and the notional amount of our effective interest rate swap agreement was $1.20 billion. Based on the principal then-outstanding under our Senior Credit Facilities with exposure to SOFR at December 31, 2023, assuming, hypothetically, that the SOFR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have been $9.1 million higher in 2023.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, the related notes thereto and the report of the independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference herein.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.
Remediation Plan for Previously Disclosed Material Weakness
The Company previously identified and disclosed in the Amended 2023 Annual Report on Form 10K/A, filed on October 2, 2024 with the SEC, a material weakness in internal control over financial reporting related to the evaluation of the capital structure of equity method investments when determining the proportionate share of income or losses to recognize. Upon identification of the material weakness, management designed and implemented a new control activity to fully evaluate the capital structures of equity method investments in its determination of the proportionate share of income or losses to recognize. This control activity operated effectively throughout the remainder of the year ended December 31, 2024 and management now considers the material weakness remediated.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company began the implementation of a unified billing system in 2024 and continues to integrate the system across its business in phases to ultimately centralize its entire billing process. The portion of the unified billing system that has been implemented to date did not result in significant changes to the Company's internal control over financial reporting. As the integration of the unified billing system continues, the Company will continue to assess whether the new system will materially affect, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions or Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of February 27, 2025 are incorporated by reference from the section of this Annual Report on Form 10-K entitled “Business — Information About Our Executive Officers.”
The other information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2025 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2025 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2025 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2025 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

4.1
Description of securities of Cable One, Inc. registered under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.1 to the Annual Report Form 10-K of Cable One, Inc. filed on February 25, 2022).

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

10.17	Cable One, Inc. 2022 Senior Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2022).+

10.18	Megan M. Detz Offer Letter dated March 5, 2021 (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.19	Todd M. Koetje Offer Letter dated May 27, 2021 (incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 25, 2022).+

10.20	Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.21
Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2022 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.22
Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2022 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).+

10.23
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

10.28
Form of Executive Service-Based Three-Year Cliff Vest Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

10.29
Form of Performance-Based Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2023).+

10.30
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

10.31
Amendment No. 1, dated as of May 22, 2023, to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2023, among Cable One, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 4, 2023).

10.32
Form of Non-Employee Director Restricted Stock Unit Award Agreement (2022 Plan) for annual equity grants beginning in 2023 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on May 23, 2023).+

10.33
Form of Non-Employee Director Restricted Stock Unit Award Agreement (2022 Plan) for grants in lieu of cash fees beginning in 2023 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on May 23, 2023).+

10.34
Form of Executive Service-Based Restricted Stock Unit Award Agreement for grants beginning in 2023 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on November 3, 2023).+

10.35
Form of Performance-Based Restricted Stock Unit Award Agreement for grants beginning in 2024 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 2, 2024).+

10.36
Michael E. Bowker Separation Agreement and General Release of Claims dated April 30, 2024 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 3, 2024).+

10.37	Michael E. Bowker Consulting Services Agreement dated May 1, 2024 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 3, 2024).+

10.38
Amendment No. 2, dated as of October 7, 2024, to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2023, among Cable One, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on October 7, 2024).+

10.39
Third Amended and Restated Limited Liability Company Agreement, dated as of December 20, 2024, among Mega Broadband Investments Holdings LLC, GTCR Fund XII/B LP, Mega Broadband Splitter LP, GTCR Co-Invest XII LP, Mega Broadband Blocker, LLC and Cable One, Inc., (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on December 20, 2024).+

10.40
Form of Service-Based Restricted Stock Unit Award Agreement for grants beginning in 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2025).+

10.41
Form of Performance-Based Restricted Stock Unit Award Agreement for grants beginning in 2025 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2025).+

10.42
Peter N. Witty Transition Agreement and General Release of Claims dated December 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on January 3, 2025).+

19	Insider Trading Policy of Cable One, Inc.*

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97
Incentive Compensation Recovery Policy required by Section 10D of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 97 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 23, 2024).+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

CABLE ONE, INC. (Registrant)

Date: February 27, 2025	By:	/s/ Julia M. Laulis
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
S-1

Signature	Title	Date

/s/ Julia M. Laulis	Chair of the Board, President and Chief Executive Officer	February 27, 2025
Julia M. Laulis	(Principal Executive Officer)

/s/ Todd M. Koetje	Chief Financial Officer	February 27, 2025
Todd M. Koetje	(Principal Financial Officer and Principal Accounting Officer)

/s/ P. Robert Bartolo	Director	February 27, 2025
P. Robert Bartolo

/s/ Brad D. Brian	Director	February 27, 2025
Brad D. Brian

/s/ Deborah J. Kissire	Director	February 27, 2025
Deborah J. Kissire

/s/ Mary E. Meduski	Director	February 27, 2025
Mary E. Meduski

/s/ Thomas O. Might	Director	February 27, 2025
Thomas O. Might

/s/ Sherrese M. Smith	Director	February 27, 2025
Sherrese M. Smith

/s/ Wallace R. Weitz	Director	February 27, 2025
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 27, 2025
Katharine B. Weymouth
S-2

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cable One, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Capitalization of Internal Labor Costs
As described in Note 2 and included within the property, plant, and equipment balances in Note 7 to the consolidated financial statements, capitalized labor costs include the direct costs of engineers and technical personnel involved in the design and implementation of plant and infrastructure; the costs of technicians involved in the installation and upgrades of services and customer premise equipment; and the costs of support personnel directly involved in capitalizable activities. These costs are capitalized based on internally developed standards by position, which are updated annually (or more frequently if required). These standards are developed utilizing a combination of actual costs incurred where applicable, operational data and management judgment. Capitalized labor costs represent a portion of the consolidated balance of property, plant and equipment, net of $1.8 billion as of December 31, 2024.
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
Fair Value of Options Associated with the Mega Broadband Investment
As described in Notes 5 and 6 to the consolidated financial statements, the Company owns an approximately 45% equity interest in Mega Broadband Investments Holdings LLC (“MBI”). The Company held a call option to purchase all but not less than all of the remaining equity interests in MBI that the Company does not already own between January 1, 2023 and June 30, 2024. Certain investors in MBI held a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025 (these call and put options are collectively referred to as the "Old MBI Net Option"). In December 2024, the Company amended its agreement with MBI, to, among other things, (i) reinstate the Company's expired call option; and (ii) amend the put option held by certain other investors in MBI to sell (and to cause all members of MBI other than the Company to sell) to the Company all membership interests not held by the Company (“New MBI Net Option). The Old MBI Net Option and the New MBI Net Option are measured at fair value on a quarterly basis using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI’s and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others. The fair values of the call and put options as of December 31, 2024 were an asset of $114.2 million and a liability of $30.1 million, respectively, and were included within other noncurrent assets. The Old MBI Net Option change in fair value was a $146.2 million loss during the year ended December 31, 2024, offset by a gain of $71.5 million on the amendment, both of which are reported within other income (expense), net.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 27, 2025
We have served as the Company’s auditor since 2014.

CABLE ONE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values)	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$153,631	$190,289
Accounts receivable, net	57,742	93,973
Prepaid and other current assets	67,862	58,116
Total Current Assets	279,235	342,378
Equity investments	815,812	1,038,024
Property, plant and equipment, net	1,789,955	1,791,120
Intangible assets, net	2,532,855	2,595,892
Goodwill	929,609	928,947
Other noncurrent assets	178,429	63,149
Total Assets	$6,525,895	$6,759,510

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$167,271	$156,645
Deferred revenue	27,889	27,169
Current portion of long-term debt	18,712	19,023
Total Current Liabilities	213,872	202,837
Long-term debt	3,571,536	3,626,928
Deferred income taxes	914,042	950,919
Other noncurrent liabilities	30,413	169,556
Total Liabilities	4,729,863	4,950,240

Commitments and contingencies (refer to note 18)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,619,365 and 5,616,987 shares outstanding as of December 31, 2024 and 2023, respectively)	62	62
Additional paid-in capital	639,288	607,574
Retained earnings	1,708,244	1,761,667
Accumulated other comprehensive income (loss)	48,100	36,745
Treasury stock, at cost (556,034 and 558,412 shares held as of December 31, 2024 and 2023, respectively)	(599,662)	(596,778)
Total Stockholders' Equity	1,796,032	1,809,270
Total Liabilities and Stockholders' Equity	$6,525,895	$6,759,510
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Revenues	$1,579,542	$1,678,081	$1,706,043
Costs and Expenses:
Operating (excluding depreciation and amortization)	416,819	440,916	470,916
Selling, general and administrative	365,956	354,663	350,310
Depreciation and amortization	341,754	342,891	350,462
(Gain) loss on asset sales and disposals, net	13,134	12,708	9,199
(Gain) loss on sales of businesses, net	—	—	(13,833)
Total Costs and Expenses	1,137,663	1,151,178	1,167,054
Income from operations	441,879	526,903	538,989
Interest expense, net	(137,997)	(151,578)	(124,043)
Other income (expense), net	(59,705)	36,071	(39,583)
Income before income taxes and equity method investment income (loss), net	244,177	411,396	375,363
Income tax provision	25,201	72,838	119,650
Income before equity method investment income (loss), net	218,976	338,558	255,713
Equity method investment income (loss), net	(204,496)	(113,936)	(42,656)
Net income	$14,480	$224,622	$213,057

Net Income per Common Share:
Basic	$2.58	$39.76	$36.16
Diluted	$3.43	$38.08	$34.73
Weighted Average Common Shares Outstanding:
Basic	5,621,408	5,648,934	5,892,077
Diluted	6,035,747	6,062,331	6,314,148

Unrealized gain (loss) on cash flow hedges and other, net of tax	$11,355	$(13,286)	$132,826
Comprehensive income	$25,835	$211,336	$345,883
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2021	6,046,362	$62	$555,640	$1,456,543	$(82,795)	$(136,355)	$1,793,095
Net income	—	—	—	213,057	—	—	213,057
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	132,826	—	132,826
Equity-based compensation	—	—	22,514	—	—	—	22,514
Issuance of equity awards, net of forfeitures	16,753	—	—	—	—	—	—
Repurchase of common stock	(294,062)	—	—	—	—	(353,289)	(353,289)
Withholding tax for equity awards	(3,042)	—	—	—	—	(5,036)	(5,036)
Dividends paid to stockholders ($11.20 per common share)	—	—	—	(66,255)	—	—	(66,255)
Balance at December 31, 2022	5,766,011	62	578,154	1,603,345	50,031	(494,680)	1,736,912
Net income	—	—	—	224,622	—	—	224,622
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(13,286)	—	(13,286)
Equity-based compensation	—	—	29,420	—	—	—	29,420
Issuance of equity awards, net of forfeitures	(3,874)	—	—	—	—	—	—
Repurchase of common stock	(141,551)	—	—	—	—	(99,614)	(99,614)
Withholding tax for equity awards	(3,599)	—	—	—	—	(2,484)	(2,484)
Dividends paid to stockholders ($11.60 per common share)	—	—	—	(66,300)	—	—	(66,300)
Balance at December 31, 2023	5,616,987	62	607,574	1,761,667	36,745	(596,778)	1,809,270
Net income	—	—	—	14,480	—	—	14,480
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	11,355	—	11,355
Equity-based compensation	—	—	31,714	—	—	—	31,714
Issuance of equity awards, net of forfeitures	5,007	—	—	—	—	—	—
Withholding tax for equity awards	(2,629)	—	—	—	—	(2,884)	(2,884)
Dividends paid to stockholders ($11.80 per common share)	—	—	—	(67,903)	—	—	(67,903)
Balance at December 31, 2024	5,619,365	$62	$639,288	$1,708,244	$48,100	$(599,662)	$1,796,032
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$14,480	$224,622	$213,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341,754	342,891	350,462
Amortization of debt discount and issuance costs	8,923	9,019	9,518
Equity-based compensation	31,714	29,420	22,514
Write-off of debt issuance costs	—	3,340	—
Change in deferred income taxes	(40,417)	(5,387)	61,696
(Gain) loss on asset sales and disposals, net	13,134	12,708	9,199
(Gain) loss on sales of businesses, net	—	—	(13,833)
Equity method investment (income) loss, net	204,496	113,936	42,656
Fair value adjustments	139,143	(39,514)	40,400
Gain on MBI Amendment	(71,486)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	36,431	(19,590)	2,734
Prepaid and other current assets	(16,598)	(2,227)	(3,971)
Accounts payable and accrued liabilities	19,894	(10,664)	(157)
Deferred revenue	490	3,463	(389)
Other	(17,830)	1,153	4,154
Net cash provided by operating activities	664,128	663,170	738,040

Cash flows from investing activities:
Purchase of business	(4,326)	—	—
Cash paid for MBI Amendment	(295,214)	—	—
Cash paid for debt and equity investments	(20,000)	(29,410)	(50,385)
Proceeds from sales of equity investments	—	56,730	—
Dividends received	45,214	—	—
Capital expenditures	(286,354)	(371,028)	(414,095)
Change in accrued expenses related to capital expenditures	(8,682)	3,324	3,358
Purchase of wireless licenses	(625)	(2,750)	—
Proceeds from asset sales and disposals	5,542	1,230	3,628
Proceeds from sales of businesses	—	—	9,227
Net cash used in investing activities	(564,445)	(341,904)	(448,267)

Cash flows from financing activities:
Proceeds from debt borrowings	175,000	638,000	—
Payment of debt issuance costs	(1,593)	(8,096)	—
Debt repayments	(238,961)	(807,633)	(38,845)
Repurchase of common stock	—	(99,614)	(353,289)
Payment of withholding tax for equity awards	(2,884)	(2,484)	(5,036)
Dividends paid to stockholders	(67,903)	(66,300)	(66,255)
Net cash used in financing activities	(136,341)	(346,127)	(463,425)

Change in cash and cash equivalents	(36,658)	(24,861)	(173,652)
Cash and cash equivalents, beginning of period	190,289	215,150	388,802
Cash and cash equivalents, end of period	$153,631	$190,289	$215,150
Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$149,092	$160,224	$127,158
Cash paid for income taxes, net of refunds received	$81,577	$92,456	$23,379

See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 24 Western, Midwestern and Southern U.S. states. At the end of 2024, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,055,000 subscribed to data services, 114,000 subscribed to video services and 106,000 subscribed to voice services.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The Company’s results of operations for the years ended December 31, 2024, 2023 and 2022 may not be indicative of the Company’s future results. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Refer to note 16 for further details.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting. Accounting Standards Codification (“ASC”) 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Based on the Company’s chief operating decision maker’s ("CODM") review and assessment of the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations and the decisions to allocate resources and deploy capital are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.
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
Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $53.6 million, $51.7 million and $42.4 million in 2024, 2023 and 2022, respectively.
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
The Company measures certain assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow models.
The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts receivable, prepaid and other current assets and accounts payable and accrued liabilities approximate fair value because of the short-term nature of these financial instruments.

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
For equity method investments without complex structures, based on its ownership percentage, the Company recognizes its proportionate share of the investee’s net income (loss) each period within equity method investment income (loss) in the consolidated statement of operations and comprehensive income and a corresponding increase (decrease) to the investment’s carrying value within the consolidated balance sheet. As permitted by GAAP, the Company elected to recognize its proportionate share of such net income (loss) for each of its equity method investments on a one quarter lag because the investees' quarterly financial information is not prepared in time for the Company's financial reporting. Additionally, any dividends received from an equity method investee are accounted for as a reduction in the carrying value of the investment within the consolidated balance sheet. Dividends deemed to be a return on investment are classified as operating cash flows within the consolidated statement of cash flows, while dividends deemed to be a return of investment are classified as investing cash flows. Further, any material difference between the carrying value of an equity method investment and the Company’s underlying equity in the net assets of the investee attributable to depreciable property, plant and equipment and/or amortizable intangible assets will result in an adjustment to the amount of net income (loss) recognized by the Company each period.
For equity method investments with complex structures, recognizing the proportionate share of the investee’s net income (loss) based on the Company’s ownership percentage may not fully capture the Company’s true economic interest in the investee. In such instances, the Company applies the hypothetical liquidation at book value (“HLBV”) method. The HLBV method calculates the Company’s share of investee earnings or losses based on the change in the Company’s claim on the net assets of the investee. To determine the Company’s current period investee net earnings or loss under the HLBV method, the Company first calculates its claim on the net assets of the investee at the end of the period assuming the investee was liquidated or sold at book value by preparing a liquidation waterfall. Any dividends received during the period are then added to this amount and any additional investments made during the period are subtracted. This total amount is then compared to the total value calculated as of the previous period-end to determine the change, which represents the current period’s equity method investment income or loss.
For each of the Company’s equity investments, the Company assesses each investment for indicators of impairment on a quarterly basis based primarily on the investee’s most recently available financial and operating information. If it is determined that the fair value of an investment has fallen below its carrying value, the carrying value is adjusted down to fair value and an impairment loss equal to the amount of the adjustment is recognized within equity method investment income (loss) in the consolidated statement of operations and comprehensive income.
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

Cable distribution systems(1)	5 – 25
Customer premise equipment	5
Other equipment and fixtures	3 – 10
Buildings and improvements	10 – 20
Capitalized software	3 – 7
Right-of-use (“ROU”) assets	1 – 20

(1)The weighted average useful life of cable distribution systems is approximately 13 years.
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
Equity-Based Compensation. The Company measures compensation expense related to equity-based awards based on the grant date fair value of the awards. The Company recognizes the expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award (unless any retirement eligibility provisions are satisfied earlier), with forfeitures recognized as incurred. For awards with performance-based vesting conditions, the Company reassesses the estimated achievement percentage at the end of each quarter during the performance period, and adjusts all life-to-date expense (as necessary) in the period of assessment to account for any changes in the estimated number of awards that will ultimately vest.
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

Recently Adopted Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures regarding the significant expenses incurred by a reportable segment that are regularly provided to the CODM. The Company adopted ASU 2023-07 in the fourth quarter of 2024. Refer to note 3 for these additional segment disclosures.
Recently Issued But Not Yet Adopted Accounting Pronouncements. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. ASU 2024-03 provides for more granular information about certain types of expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, to be disclosed in addition to certain qualitative descriptions of relevant expense captions that are not separately disclosed. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company plans to adopt ASU 2024-03 in the 2027 annual reporting period on a prospective basis. The adoption of ASU 2024-03 will result in additional expense disclosures within the notes to its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures around tax rate reconciliations, income tax payments and other tax-related information. The ASU is effective for annual periods beginning after December 15, 2024 and can be applied on either a prospective or retrospective basis. The Company plans to adopt ASU 2023-09 in the first quarter of 2025 on a prospective basis and expects the adoption of the updated guidance to result in the additional disaggregation of certain tax information within the Company's income tax footnote disclosure.
3.    SEGMENT REPORTING
Based on the way the Company’s CODM, who is the Company's Chief Executive Officer ("CEO"), reviews and assesses the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations and the decisions to allocate resources and deploy capital are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.
The Company's consolidated net income is the GAAP measure of profit or loss which is used by the CODM to allocate resources and assess performance on a monthly basis. Such measure is compared against prior periods to identify, assess and respond to trends.
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues	$1,579,542	$1,678,081	$1,706,043

Less: Significant expenses:
Direct product costs	(197,548)	(233,647)	(274,825)
Labor costs	(248,565)	(261,108)	(265,900)

Other items(1)	(1,118,949)	(958,704)	(952,261)

Net income	$14,480	$224,622	$213,057

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, net gain (loss) on sales of businesses, net interest expense, net other income (expense), income tax provision, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Included in these amounts are interest expense of $158.0 million, $170.1 million and $137.7 million and interest and investment income of $20.0 million, $18.6 million and $13.7 million, for the years ended 2024, 2023 and 2022, respectively.

Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's consolidated balance sheets.

4.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Residential:
Data	$925,854	$979,296	$934,564
Video	222,036	257,966	325,200
Voice	31,958	37,088	43,096
Business services:
Data	228,197	222,411	208,080
Other	72,279	82,116	97,206
Other	99,218	99,204	97,897
Total revenues	$1,579,542	$1,678,081	$1,706,043

Franchise and other regulatory fees	$24,096	$26,864	$31,226
Deferred commission amortization	$6,322	$5,676	$5,092
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
Net accounts receivable from contracts with customers totaled $40.4 million and $68.0 million at December 31, 2024 and 2023, respectively.
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
Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of December 31, 2024, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. The $27.2 million of current deferred revenue at December 31, 2023 was recognized within revenues in the consolidated statement of operations and comprehensive income during 2024. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.
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
The Company also uses significant judgment to determine the appropriate period over which to amortize deferred residential and business commission costs, which is determined to be the average customer tenure. Based on historical data and current expectations, the Company determined the average customer tenure for both residential and business customers to be approximately five years.
5.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2024	2023
Trade receivables	$43,352	$72,076
Other receivables(1)	17,310	26,006
Less: Allowance for credit losses	(2,920)	(4,109)
Total accounts receivable, net	$57,742	$93,973

(1)Balances include amounts due from Clearwave Fiber LLC, a joint venture transaction in which the Company contributed certain fiber operations and certain unaffiliated third-party investors contributed cash to a newly formed entity ("Clearwave Fiber"), for services provided under a transition services agreement of $1.8 million and $3.7 million as of December 31, 2024 and 2023, respectively. The balances also include $4.7 million and $11.4 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of December 31, 2024 and 2023, respectively.
The changes in the allowance for credit losses were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$4,109	$3,191	$2,541
Additions - charged to costs and expenses	9,054	9,816	9,170
Deductions - write-offs	(15,111)	(13,885)	(13,998)
Recoveries collected	4,868	4,987	5,478
Ending balance	$2,920	$4,109	$3,191
Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid repairs and maintenance	$4,801	$2,596
Software implementation costs	2,893	1,812
Prepaid insurance	3,418	3,507
Prepaid rent	2,006	2,227
Prepaid software	8,524	9,762
Deferred commissions	6,072	5,371
Interest rate swap asset	17,659	24,511
Prepaid income tax payments	20,535	5,470
All other current assets	1,954	2,860
Total prepaid and other current assets	$67,862	$58,116

Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Operating lease ROU assets	$8,052	$10,650
Deferred commissions	11,685	9,793
Software implementation costs	11,089	7,115
Debt issuance costs	3,754	3,087
Debt investment	2,362	2,228
Assets held for sale	—	889
Interest rate swap asset	46,200	24,453
New MBI Net Option(1)	84,120	—
All other noncurrent assets	11,167	4,934
Total other noncurrent assets	$178,429	$63,149

(1)Amount as of December 31, 2024 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests in MBI, consisting of an asset of $114.2 million and a liability of $30.1 million, respectively. The Old MBI Net Option is classified within other noncurrent liabilities within the condensed consolidated balance sheet as of December 31, 2023. Refer to note 6 for definitions of all capitalized terms and further information on these instruments.
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accounts payable	$31,868	$45,025
Accrued programming costs	16,473	18,453
Accrued compensation and related benefits	27,757	20,149
Accrued sales and other operating taxes	18,605	14,518
Accrued franchise fees	2,944	2,952
Deposits	6,010	5,954
Operating lease liabilities	2,805	3,391
Accrued insurance costs	5,195	5,167
Cash overdrafts	19,467	12,058
Interest payable	6,046	6,340
Income taxes payable	1,682	2,579
All other accrued liabilities	28,419	20,059
Total accounts payable and accrued liabilities	$167,271	$156,645

Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Operating lease liabilities	$4,871	$6,768
Accrued compensation and related benefits	8,067	8,847
Deferred revenue	13,820	15,066
Old MBI Net Option(1)	—	136,360
All other noncurrent liabilities	3,655	2,515
Total other noncurrent liabilities	$30,413	$169,556

(1)Amount as of December 31, 2023 represents the net value of the Company's old call and put options associated with the remaining equity interests in MBI, consisting of liabilities of $15.2 million and $121.2 million, respectively. The New MBI Net Option is classified within other noncurrent assets in the consolidated balance sheet as of December 31, 2024. Refer to note 6 for definitions of all capitalized terms and further information on these instruments.
6.    EQUITY INVESTMENTS
During 2023, the Company invested an additional $1.6 million in Visionary Communications, Inc., an internet service provider ("Visionary"), and funded the remaining $27.8 million under a subscription agreement with Northwest Fiber Holdco, LLC, a fiber internet service provider ("Ziply"). In July 2023, the Company's equity investment in Wisper ISP, LLC, a wireless internet service provider ("Wisper"), was redeemed for total cash proceeds of $35.9 million (the "Wisper Redemption"), which resulted in the recognition of a $1.8 million gain. Also in July 2023, the Company divested its equity investment in Tristar Acquisition I Corp, a special-purpose acquisition company, for total cash proceeds of $20.9 million, which resulted in the recognition of a $3.4 million loss.
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
As of December 31, 2023, the Company held a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider in which the Company owns an approximately 45% equity interest (“MBI”), that the Company does not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Certain investors in MBI held a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025 (these call and put options are collectively referred to as the "Old MBI Net Option").
In December 2024, the Company amended its agreement with MBI, to, among other things, (i) reinstate the Company's expired call option to acquire the remaining equity interests in MBI, exercisable any time after the availability of MBI's June 30, 2025 financial statements (unless the Put Option (as defined below) has already been exercised) (the "Call Option"); (ii) amend the put option held by certain other investors in MBI to sell (and to cause all members of MBI other than the Company to sell) to the Company all membership interests not held by the Company such that the exercise can occur no earlier than January 1, 2026 (unless a change of control of the Company occurs prior to that date), and the closing can occur no earlier than October 1, 2026 (unless the Company elects to cause the closing to occur earlier) (the "Put Option," and together with the Call Option, the "New MBI Net Option"); (iii) require the Company to make a $250 million net upfront cash payment to the other members of MBI (the "Upfront Payment"), which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the proceeds from $100 million of new indebtedness recently incurred by a subsidiary of MBI (the "New MBI Debt") (collectively, the "MBI Amendment"). The purchase price payable by the Company (such purchase price, the "Call Price" or "Put Price" as applicable) upon the exercise of the Call Option or the Put Option, as applicable, is to be calculated under a formula based on a multiple of MBI’s Adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt will reduce the Call Price or Put Price payable upon the exercise of the Call Option or Put Option, as applicable, and the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option or Call Option occurs prior to October 1, 2026, the Call Price or Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%.

The Old MBI Net Option and the New MBI Net Option are measured at fair value on a quarterly basis using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI's and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others.
The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	December 31, 2024		December 31, 2023
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Nextlink	—	—	<20%	77,245
Point(2)	<10%	42,623	<10%	42,623
Visionary	<10%	8,822	<10%	8,822
Ziply	<10%	50,000	<10%	50,000
Others	<10%	14,967	<10%	13,926
Total cost method investments		$123,412		$199,616

Equity Method Investments
Clearwave Fiber(3)	~57%(4)	$180,882	~58%(4)	$272,453
MBI(5)	~45%	405,810	~45%	565,955
Nextlink	~22%	105,708	—	—
Total equity method investments		$692,400		$838,408

Total equity investments		$815,812		$1,038,024

(1)MetroNet Systems, LLC, a fiber internet service provider ("MetroNet").
(2)Point Broadband Holdings, LLC, a fiber internet service provider (“Point”).
(3)The Company does not have a controlling financial interest and does not consolidate Clearwave Fiber for financial reporting purposes but accounts for its interest under the equity method of accounting as the entity's governance arrangements require certain of the designees of the other unit holders to consent to all significant operating and financial decisions.
(4)Represents the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber. The Company's ownership interest in Clearwave Fiber is in the form of common equity units and the ownership interest in Clearwave Fiber of the unaffiliated third-party investors is in the form of convertible preferred equity units. The convertible preferred equity units held by the unaffiliated third-party investors are subject to a specified preferred return in relation to the common equity units held by the Company. As a result of the economic and other attributes of the various classes of equity units in Clearwave Fiber, the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber differs from its economic interest in Clearwave Fiber.
(5)As a result of the Company's quarterly equity investment impairment assessment for the fourth quarter of 2024, the Company recorded a $111.7 million non-cash impairment charge to the carrying value of its MBI investment based on MBI's recent financial performance and updated forecast information.
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $365.7 million and $487.5 million as of December 31, 2024 and 2023, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, along with other equity investment activity reflected in the consolidated statements of operations and comprehensive income, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Equity Method Investment Income (Loss)
Clearwave Fiber(1)	$(91,571)	$(109,318)	$(58,229)
MBI(2)	(114,512)	(5,120)	13,361
Nextlink	1,587	—	—
Wisper	—	502	2,212
Total	$(204,496)	$(113,936)	$(42,656)

Other Income (Expense), Net
Old MBI Net Option change in fair value	$(146,220)	$27,990	$(40,730)
Gain on MBI Amendment(3)	$71,486	$—	$—
Gain (loss) on fair value adjustment of equity investments, net(4)	$199	$13,082	$330
Gain (loss) on sale of equity investments, net	$—	$(1,558)	$—

(1)In the fourth quarter of 2024 Clearwave Fiber performed an impairment assessment of property, plant and equipment and is in the process of evaluating a potential impairment charge of approximately $20 million to $25 million that may be reflected in Cable One’s equity method investment income (loss) in the first quarter of 2025 as Cable One reports Clearwave Fiber’s results on a one quarter lag.
(2)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. The Company recognized $5.9 million, $5.7 million and $26.9 million of its proportionate share of MBI’s net income and $8.7 million, $10.8 million and $13.5 million of its proportionate share of basis difference amortization during 2024, 2023 and 2022, respectively. MBI's equity method investment loss for 2024 also includes the $111.7 million non-cash impairment charge discussed in the preceding table.
(3)Represents, in connection with the MBI Amendment, the excess value of (i) the sum of the Old MBI Net Option liability extinguished and the New MBI Net Option asset established, over (ii) the $250.0 million Upfront Payment and a $45.2 million dividend received from MBI in connection with the MBI Amendment.
(4)Amount for 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point as a result of an observable market transaction in Point’s equity.
The following tables present summarized financial information for our equity method investments (in thousands):

	As of December 31,
	2024	2023(1)
Current assets	$125,150	$40,592
Noncurrent assets	2,384,446	1,796,600
Total assets	$2,509,596	$1,837,192

Current liabilities	$138,391	$86,241
Noncurrent liabilities	1,405,920	952,395
Total liabilities	$1,544,311	$1,038,636

(1)Balances as of December 31, 2023 do not include Nextlink, as Nextlink was accounted for as a cost method investment prior to June 2024.

	Year Ended December 31,
	2024(1)	2023(2)	2022
Revenues	$450,940	$403,438	$383,435
Total costs and expenses	$397,297	$383,294	$342,752
Income from operations	$53,643	$20,144	$40,683
Net income (loss)	$(52,104)	$(71,872)	$12,732

(1)Amounts for the year ended December 31, 2024 only include Nextlink for the period after the June 2024 additional investment, at which point the investment switched from a cost method to an equity method investment.
(2)Amounts for the year ended December 31, 2023 only include Wisper for the period prior to the July 2023 Wisper Redemption.
Except for the impairment of the MBI investment in the fourth quarter of 2024, no other impairments were recorded for any of the periods presented.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Cable distribution systems	$2,618,096	$2,491,903
Customer premise equipment	366,636	380,820
Other equipment and fixtures	367,168	376,847
Buildings and improvements	141,286	140,063
Capitalized software	61,533	70,928
Construction in progress	138,064	188,774
Land	16,387	13,641
ROU assets	10,773	10,789
Property, plant and equipment, gross	3,719,943	3,673,765
Less: Accumulated depreciation and amortization	(1,929,988)	(1,882,645)
Property, plant and equipment, net	$1,789,955	$1,791,120
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
The Company classified $0.9 million of property, plant and equipment as held for sale as of December 31, 2023. Such assets are included within other noncurrent assets in the consolidated balance sheet. These assets were sold during the first quarter of 2024 for total proceeds of $2.3 million, resulting in the recognition of a $1.4 million gain on sale.
Depreciation and amortization expense for property, plant and equipment was $275.5 million, $269.4 million and $266.6 million in 2024, 2023 and 2022, respectively.

8.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $929.6 million and $928.9 million as of December 31, 2024 and 2023, respectively. The change in carrying value of goodwill during 2024 was due to the following (in thousands):

Goodwill
Balance at December 31, 2023	$928,947
July 2024 acquisition	662
Balance at December 31, 2024	$929,609
The Company has not historically recorded any impairment of goodwill.
Intangible assets consisted of the following (dollars in thousands):

		December 31, 2024			December 31, 2023
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$785,203	$359,432	$425,771	$784,381	$295,817	$488,564
Trademarks and trade names(1)	2.0 – 4.2	8,389	7,400	989	11,846	8,782	3,064
Wireless licenses	10 – 15	4,793	931	3,862	4,169	451	3,718
Total finite-lived intangible assets		$798,385	$367,763	$430,622	$800,396	$305,050	$495,346

Indefinite-Lived Intangible Assets
Franchise agreements				$2,102,233			$2,100,546

Total intangible assets, net				$2,532,855			$2,595,892

(1)Certain fully amortized trademarks and trade names were written off during 2024 as a result of the completion of rebranding initiatives.
Intangible asset amortization expense was $66.2 million, $73.5 million and $83.9 million in 2024, 2023 and 2022, respectively.
The future amortization of existing finite-lived intangible assets as of December 31, 2024 is as follows (in thousands):

Year Ending December 31,	Amount
2025	$61,258
2026	55,733
2027	51,841
2028	48,242
2029	47,038
Thereafter	166,510
Total	$430,622
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

9.    LEASES
As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for buildings and fiber optic networks. These leases have remaining lease terms ranging from less than one year to 41 years, with some including an option to extend the lease for up to ten additional years and some including an option to terminate the lease within one year.
As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from less than one year to ten years, with some including a lessee option to extend the leases for up to three additional years and some including an option to terminate the lease within one year.
Significant judgment is required when determining whether a fiber optic network access contract contains a lease, defining the duration of the lease term and selecting an appropriate discount rate, as discussed below:
•The Company concluded it was the lessee or lessor for fiber optic network access arrangements only when i) the asset is specifically identifiable, ii) substantially all the economic benefit is obtained by the lessee and iii) the lessee’s right to direct the use of the asset exists.
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
As of December 31, 2024, additional operating leases that have not yet commenced were not material. Additionally, lessor accounting disclosures were not material as of and for the years ended December 31, 2024, 2023 and 2022.
Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
ROU Assets
Property, plant and equipment, net:
Finance leases	$5,999	$6,909
Other noncurrent assets:
Operating leases	$8,052	$10,650

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$2,805	$3,391
Current portion of long-term debt:
Finance leases	$675	$779
Long-term debt:
Finance leases	$3,768	$4,381
Other noncurrent liabilities:
Operating leases	$4,871	$6,768
Total:
Finance leases	$4,443	$5,160
Operating leases	$7,676	$10,159

The components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease expense:
Amortization of ROU assets	$1,084	$1,138	$987
Interest on lease liabilities	326	347	335
Operating lease expense	4,124	4,989	5,318
Short-term lease expense	98	544	—
Variable lease expense	23	23	4
Total lease expense	$5,655	$7,041	$6,644
Amortization of ROU assets is included within depreciation and amortization expense; interest on lease liabilities is included within net interest expense; and operating, short-term and variable lease expense is included within operating expenses and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Supplemental lessee financial information is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$833	$1,077	$859
Finance leases - operating cash flows	$326	$347	$335
Operating leases - operating cash flows	$4,033	$4,807	$5,180
ROU assets obtained in exchange for lease liabilities:
Finance leases(1)	$24	$(8)	$82
Operating leases	$765	$4,244	$4,054

(1)The amount for 2023 includes a $2.3 million reversal as a result of the remeasurement of an ROU asset due to a change in estimated remaining renewal periods.

	As of December 31,
	2024	2023
Weighted average remaining lease term:
Finance leases (in years)	8.7	8.7
Operating leases (in years)	3.4	3.7
Weighted average discount rate:
Finance leases	7.23%	7.23%
Operating leases	5.51%	4.86%

As of December 31, 2024, the future maturities of existing lease liabilities are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2025	$1,026	$3,336
2026	900	2,332
2027	647	1,631
2028	579	890
2029	547	169
Thereafter	2,620	180
Total	6,319	8,538
Less: Present value discount	(1,876)	(862)
Lease liability	$4,443	$7,676
10.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2024	2023
Senior Credit Facilities (as defined below)	$2,042,221	$2,105,348
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	4,443	5,160
Total debt	3,616,664	3,680,508
Less: Unamortized debt discount	(7,725)	(12,025)
Less: Unamortized debt issuance costs	(18,691)	(22,532)
Less: Current portion of long-term debt	(18,712)	(19,023)
Total long-term debt	$3,571,536	$3,626,928
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
On February 22, 2023, the Company entered into the fourth amended and restated credit agreement with its lenders to amend and restate the Credit Agreement (as amended and restated, the "New Credit Agreement") to, among other things, (i) increase the aggregate principal amount of commitments under the Revolving Credit Facility by $500.0 million to $1.0 billion; (ii) extend the scheduled maturity of the Revolving Credit Facility from October 2025 to February 2028; (iii) upsize the outstanding principal amount under the Term Loan B-3 by $150.0 million to $757.0 million (the "TLB-3 Upsize"); (iv) extend the scheduled maturities of the Term Loan B-2 and the Term Loan B-3 from October 2027 to October 2029 (subject to adjustment as described in the notes to the table below summarizing the Company's outstanding term loans as of December 31, 2024); (v) increase the fixed spreads on the Term Loan B-2 and the Term Loan B-3 from 2.00% to 2.25%; and (vi) transition the benchmark interest rate for the Revolving Credit Facility, the Term Loan B-2 and the Term Loan B-3 from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment. Except as described above, the New Credit Agreement did not make any material changes to the principal terms of the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 or the Revolving Credit Facility. Upon the effectiveness of the New Credit Agreement, the Company drew $488.0 million under the Revolving Credit Facility and, together with the net proceeds from the TLB-3 Upsize, repaid all $638.3 million aggregate principal amount of its outstanding Term Loan A-2. In July 2023, the Company transitioned the benchmark interest rate for the Term Loan B-4 from LIBOR to SOFR plus a credit spread adjustment that ranges from approximately 11.4 basis points to 42.8 basis points based on the interest period elected.

On October 7, 2024, the Company entered into Amendment No.2 (the "Amendment") with its lenders to amend the New Credit Agreement. The Amendment provides for (i) an increase of the aggregate principal amount of commitments under the Revolving Credit Facility by $250.0 million to $1.25 billion; and (ii) certain other amendments to the New Credit Agreement that are expected to provide the Company enhanced capital structure optionality in the event MBI becomes a wholly owned restricted subsidiary of the Company under the New Credit Agreement. The Amendment did not make any other material changes to the principal terms of the New Credit Agreement.
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
The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors. The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to the greater of $700.0 million and 75.0% of Annualized Operating Cash Flow (as defined in the New Credit Agreement) plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the New Credit Agreement) is no greater than 3.5 to 1.0.
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
The Revolving Credit Facility gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of December 31, 2024. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio.
The Company repaid $200.0 million of outstanding Revolving Credit Facility borrowings during 2024. In December 2024, the Company borrowed $175.0 million under the Revolving Credit Facility in connection with the MBI Amendment. The borrowings under the Revolving Credit Facility accrued interest at a rate of 6.2% per annum as of December 31, 2024.

As of December 31, 2024, the Company had approximately $1.73 billion of aggregate outstanding term loan borrowings and $313.0 million of borrowings and $937.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans under the Senior Credit Facilities as of December 31, 2024 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$235,625	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.71%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	741,479	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.71%
Term Loan B-4	5/3/2021	800,000	1.0%	752,117	5/3/2028	726,787	SOFR + 11.4 bps	2.00%	6.47%
Total		$1,825,000		$1,729,221		$1,655,232

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
Notes.
Senior Notes
In November 2020, the Company issued $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees the Company obligations under the New Credit Agreement or that guarantees certain capital markets debt of the Company or a guarantor in an aggregate principal amount in excess of $250.0 million.
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
The Company may not redeem the 2028 Notes prior to March 20, 2025. No “sinking fund” is provided for the Convertible Notes. Prior to December 15, 2025, the Company may redeem for cash all or any portion of the 2026 Notes, at its option, and on or after March 20, 2025 and prior to December 15, 2027, the Company may redeem for cash all or any portion of the 2028 Notes, at its option, in each case, if the last reported sale price per share of common stock has been at least 130% of the conversion price for such series of Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes of such series to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(3,601)	(4,124)	(7,725)	(6,610)	(5,415)	(12,025)
Less: Unamortized debt issuance costs	(98)	(116)	(214)	(180)	(153)	(333)
Net carrying amount	$571,301	$340,760	$912,061	$568,210	$339,432	$907,642

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$3,881	$3,881	$—	$3,881	$3,881
Amortization of discount	3,009	1,291	4,300	3,000	1,288	4,288
Amortization of debt issuance costs	82	37	119	82	36	118
Total interest expense	$3,091	$5,209	$8,300	$3,082	$5,205	$8,287

Effective interest rate	0.5%	1.5%		0.5%	1.5%
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
Other. In connection with the Amendment that was entered into in 2024 and the entry into the New Credit Agreement in 2023, the Company capitalized $1.6 million and $7.8 million of debt issuance costs in 2024 and 2023, respectively. The Company wrote off to other expense $3.3 million of existing unamortized debt issuance costs related to the entry into the New Credit Agreement in 2023. The Company recorded debt issuance cost amortization of $4.6 million, $4.7 million and $5.3 million for 2024, 2023 and 2022, respectively, within net interest expense in the consolidated statements of operations and comprehensive income.
Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2024	2023
Revolving Credit Facility portion:
Other noncurrent assets	$3,754	$3,087
Term loans and Notes portion:
Long-term debt (contra account)	18,691	22,532
Total	$22,445	$25,619

The future maturities of outstanding borrowings as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2025	$18,038
2026	593,038
2027	18,038
2028	1,396,980
2029	936,128
Thereafter	649,999
Total	$3,612,221
The Company has entered into a letter of credit agreement with MUFG Bank, Ltd. which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2024, $11.6 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.0% per annum.
The Company was in compliance with all debt covenants as of December 31, 2024.
11.    INCOME TAXES
The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2024
U.S. federal	$58,428	$(15,098)	$43,330
State and local	7,188	(25,317)	(18,129)
Total	$65,616	$(40,415)	$25,201

Year Ended December 31, 2023
U.S. federal	$63,893	$(7,142)	$56,751
State and local	14,333	1,754	16,087
Total	$78,226	$(5,388)	$72,838

Year Ended December 31, 2022
U.S. federal	$45,982	$29,505	$75,487
State and local	12,994	31,169	44,163
Total	$58,976	$60,674	$119,650

The income tax provision is different than the amount of income tax calculated by applying the U.S. federal statutory rate of 21.0% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	$51,277	$86,363	$78,826
State and local taxes, net of U.S. federal tax	185	6,478	9,943
Investment in Clearwave Fiber	—	—	5,829
State rate change	(19,043)	6,746	22,920
Equity-based compensation	2,549	2,297	(943)
Valuation allowance	30,572	(6,720)	9,678
Section 162(m) limitation	2,466	1,985	2,480
Equity method investments	(42,944)	(23,926)	(8,958)
Other items	139	(385)	(126)
Income tax provision	$25,201	$72,838	$119,650
The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2024	2023
Other benefit obligations	$2,157	$2,538
Equity-based compensation	8,586	7,366
Net operating losses	4,295	5,145
Accrued bonus	3,426	2,152
Reserves	3,755	2,939
Lease liabilities	1,878	2,528
Capitalized research and development expenditures	8,393	6,451
State tax credit	4,084	4,066
Unrealized capital losses	50,165	19,340
Section 163(j) interest limitation	4,077	10,352
Other items	6,044	6,782
Deferred tax assets, gross	96,860	69,659
Less: Valuation allowance	(49,716)	(19,340)
Deferred tax assets, net	47,144	50,319

Property, plant and equipment	314,517	322,155
Goodwill and other intangible assets	540,255	554,098
Investments in subsidiaries and partnerships	81,349	103,319
ROU assets	2,935	3,881
Prepaid expenses	6,192	5,098
Interest rate swap	15,175	11,755
Other items	763	932
Deferred tax liabilities	961,186	1,001,238

Net deferred income tax liability	$914,042	$950,919

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
In 2022, the acquired Hargray Acquisition Holdings, LLC operations were deemed unitary with the rest of the Company for state income tax purposes, requiring the filing of combined state income tax returns in certain states. As a result, the Company revalued its net deferred tax liability to reflect the new state income tax rates at which the liability is expected to reverse, recognizing $22.9 million in deferred income tax expense during 2022.
In 2023, the Company revalued its net deferred tax liability to reflect the new state income tax rate at which the liability is expected to reverse, recognizing $6.7 million in deferred income tax expense during 2023.
In 2024, the Company's Old MBI Net Option was marked to market, resulting in an increase in the valuation allowance. The Company revalued its net deferred tax liability to reflect updated changes in state apportionment, recognizing a $19.0 million deferred income tax benefit during 2024.
The Company has concluded that it is more likely than not that it will realize all of its gross deferred tax assets, except for those that relate to unutilized capital losses associated with the Old MBI Net Option that may expire prior to the generation of offsetting capital gains. A valuation allowance has been recorded against such deferred tax assets.
The Company had $4.1 million of state tax credits and $4.3 million of tax-effected state net operating loss ("NOL") carryforwards at December 31, 2024, which have expiration dates at various points starting in 2032. Additionally, the Company had $4.1 million of federal and state carryforwards for Internal Revenue Code Section 163(j) disallowed interest at December 31, 2024, which have an indefinite life.
The following table provides a reconciliation of the Company's total balance of unrecognized tax benefits, excluding interest and penalties:

	Year Ended December 31,
	2024	2023
Beginning of year	$—	$—
Increase/(decrease) for current year tax positions	72,322	—
Increase/(decrease) for prior year tax positions	—	—
Settlements with taxing authorities	—	—
Reductions as a result of a lapse of the applicable statute of limitations	—	—
End of year	$72,322	$—
As of December 31, 2024, the Company's total liability for uncertain tax positions was approximately $72.3 million. The net amount of the unrecognized tax benefits recorded as of December 31, 2024 that could impact the effective tax rate is $2.3 million.
The Company files corporate income tax returns with the federal government and with states where it conducts business. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service, with tax years 2015, 2016, 2019 and 2021 onward still subject to review. The 2015 and 2016 tax years are only subject to the examination of NOLs carried back from 2019 as a result of the Coronavirus Aid, Relief, and Economic Security Act. The Company’s state tax returns are subject to examination by local tax authorities for tax years 2020 onward, but NOL and credit carryforwards arising prior to then are also subject to adjustment.
12.    INTEREST RATE SWAPS
The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest rates on its variable rate SOFR debt. Changes in the fair values of the interest rate swaps are reported through other comprehensive income until the underlying hedged debt’s interest expense impacts net income, at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income to net interest expense.

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
The combined fair values of the Company’s interest rate swaps are reflected within the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2024	2023
Assets:
Current portion:
Prepaid and other current assets	$17,659	$24,511
Noncurrent portion:
Other noncurrent assets	46,200	24,453
Total interest rate swap asset	$63,859	$48,964

Stockholders’ Equity:
Accumulated other comprehensive income	$48,291	$36,936
The combined effect of the Company’s interest rate swaps on the consolidated statements of operations and comprehensive income was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest (income) expense	$(31,243)	$(28,996)	$11,946

Unrealized gain (loss) on cash flow hedges, gross	$14,894	$(17,118)	$174,371
Less: Tax effect	(3,539)	3,832	(42,277)
Unrealized gain (loss) on cash flow hedges, net of tax	$11,355	$(13,286)	$132,094
The Company does not hold any derivative instruments for speculative trading purposes.
13.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of December 31, 2024 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The fair value hierarchy levels, carrying amounts and fair values of the Company’s financial assets and liabilities as of December 31, 2024 and 2023 were as follows (dollars in thousands):

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$67,998	$67,998	$108,402	$108,402
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$63,859	$63,859	$48,964	$48,964
New MBI Net Option	Level 3	$84,120	$84,120	—	—

Liabilities:
Long-term debt (including current portion):
Term loans	Level 2	$1,729,221	$1,698,873	$1,767,348	$1,762,930
Revolver Credit Facility	Level 2	$313,000	$309,870	$338,000	$335,465
Senior Notes	Level 2	$650,000	$542,750	$650,000	$529,750
Convertible Notes	Level 2	$920,000	$821,342	$920,000	$755,550
Other noncurrent liabilities:
Old MBI Net Option	Level 3	—	—	$136,360	$136,360
Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the consolidated balance sheets. Interest rate swaps are measured at fair value within the consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2). The fair value of the New MBI Net Option and the Old MBI Net Option are measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3). The fair value of the term loans, Revolving Credit Facility, Senior Notes and Convertible Notes are estimated based on market prices for similar instruments in active markets (level 2).
The assumptions used to determine the fair value of the New MBI Net Option and Old MBI Net Option consisted of the following:

	New MBI Net Option	Old MBI Net Option
	December 31, 2024	December 31, 2023
	MBI	Cable One	MBI
Equity volatility	51.0%	40.0%	30.0%
EBITDA volatility	20.0%	10.0%	10.0%
EBITDA risk-adjusted discount rate	8.0%	7.5%	8.5%
Cost of debt	N/A	8.5%	N/A
The Company regularly evaluates each of the assumptions used in establishing the fair value of the New MBI Net Option (and the Old MBI Net Option prior to December 31, 2024). Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. A change in one of these assumptions is not necessarily accompanied by a change in another assumption. Refer to note 6 for further information on these instruments.
The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.
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

14.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Treasury shares of 556,034 held at December 31, 2024 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Programs. On May 20, 2022, the Company's Board of Directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2024. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly trade in 2015 through December 31, 2024, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock under the Stock Repurchase Program during 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock, vesting and distribution of restricted stock units ("RSUs") and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during 2024, 2023 and 2022 were $2.9 million, $2.5 million, and $5.0 million, for which the Company withheld 2,629, 3,599 and 3,042 shares of common stock, respectively.

15.    EQUITY-BASED COMPENSATION
The Company’s stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held on May 20, 2022. The 2022 Plan superseded and replaced the then existing Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan (the “2015 Plan” and, together with the 2022 Plan, the "Incentive Compensation Plans"), provided, however, that any awards previously granted under the 2015 Plan will remain in effect pursuant to their respective terms. No further awards will be granted under the 2015 Plan. The Incentive Compensation Plans are designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers, employees and consultants of the Company are eligible to be granted one or more of the following types of awards under the Incentive Compensation Plans: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) RSUs, (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent units ("DEUs" and, together with restricted stock awards and RSUs, "Restricted Stock") and (9) other stock-based awards, including deferred stock units. At December 31, 2024, 342,333 shares were available for issuance under the 2022 Plan.
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award (unless any retirement eligibility provisions are satisfied earlier), with forfeitures recognized as incurred. The Company’s equity-based compensation expense, included within selling, general and administrative expense in the consolidated statements of operations and comprehensive income, was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restricted Stock	$31,089	$27,885	$19,987
SARs	625	1,535	2,527
Total	$31,714	$29,420	$22,514
The Company recognized excess tax shortfalls of $2.5 million and $2.0 million and excess tax benefits of $0.5 million related to equity-based awards during 2024, 2023 and 2022, respectively. The deferred tax asset related to all outstanding equity-based awards was $8.6 million and $7.4 million as of December 31, 2024 and 2023, respectively.
Restricted Stock. The Company has granted restricted shares of its common stock and RSUs subject to performance-based and/or service-based vesting conditions to officers and certain employees of the Company. Restricted Stock generally cliff-vest on the three-year anniversary of the grant date or in two to four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), although certain individual awards have been granted with shorter vesting periods from time to time. Settlement of RSUs are in the form of one share of the Company’s common stock and, for employees, will follow vesting. Performance-based restricted shares are or were subject to performance metrics related primarily to year-over-year growth in Adjusted EBITDA and annual adjusted capital expenditures as a percentage of total revenues or Adjusted EBITDA. Performance-based restricted stock units are subject to a performance metric related primarily to year-over-year growth in Adjusted EBITDA less capital expenditures and a market metric related to three-year cumulative total shareholder return relative to a peer group. Restricted Stock is subject to the terms and conditions of the Incentive Compensation Plans and are otherwise subject to the terms and conditions of the applicable award agreement.
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

A summary of Restricted Stock activity is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	34,026	$1,487.02
Granted	19,109	$1,678.06
Forfeited	(2,008)	$1,874.06
Vested and issued	(8,660)	$1,206.02
Outstanding as of December 31, 2022	42,467	$1,611.99
Granted	70,949	$740.39
Forfeited(1)	(7,854)	$1,609.26
Vested and issued	(14,130)	$1,505.58
Outstanding as of December 31, 2023	91,432	$952.33
Granted	114,573	$539.68
Forfeited	(29,495)	$691.93
Vested and issued	(17,845)	$1,325.67
Outstanding as of December 31, 2024	158,665	$660.77

Vested and deferred as of December 31, 2024	7,660	$810.77

(1)Includes 4,093 shares forfeited upon the final achievement determination in 2023 for certain performance-based restricted stock awards.
At December 31, 2024, there was $42.3 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.2 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants valued using Monte Carlo simulations were as follows:

	2024	2023
Risk-free interest rate	4.0%	4.1%
Expected volatility	35.4%	39.1%
Simulation term (in years)	2.99	2.99
Weighted average grant date fair value	$599.55	$774.30
Stock Appreciation Rights. The Company has granted SARs to certain officers and other employees of the Company. The SARs are generally scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the Incentive Compensation Plans and will otherwise be subject to the terms and conditions of the applicable award agreement.

A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2021	45,740	$1075.34	$263.62	$32,897	7.1
Exercised	(2,500)	$707.16	$164.67	$1,504	—
Forfeited	(1,750)	$1492.73	$375.76
Expired	(375)	$1,851.23	$469.52
Outstanding as of December 31, 2022	41,115	$1,072.88	$262.99	$591	6.1
Exercised	(374)	$707.17	$169.54	$5	—
Forfeited	(375)	$1,274.05	$280.58
Expired	(4,875)	$936.78	$219.98
Outstanding as of December 31, 2023	35,491	$1,093.30	$269.69	$—	5.1
Forfeited	(875)	$1,835.26	$463.66
Expired	(6,250)	$1282.49	$316.16
Outstanding as of December 31, 2024	28,366	$1,028.73	$253.47	$—	3.9

Exercisable as of December 31, 2024	27,366	$997.86	$244.11	$—	3.8
At December 31, 2024, there was $0.3 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.6 years.

16.    OTHER INCOME AND EXPENSE
The reclassification of interest and investment income from other income (expense), net, to interest expense, net, in the consolidated statements of operations and comprehensive income has been reflected in prior period amounts to conform to the current year presentation.
Other income (expense), net, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Old MBI Net Option fair value adjustment	$(146,220)	$27,990	$(40,730)
Gain on MBI Amendment(1)	71,486	—	—
Write-off of debt issuance costs	—	(3,340)	—
C-band spectrum relocation funding(2)	7,669	—	—
Gain (loss) on fair value adjustment of equity investment, net(3)	199	13,082	330
Gain (loss) on sale of equity investments, net	—	(1,558)	—
Other	7,161	(103)	817
Other income (expense), net	$(59,705)	$36,071	$(39,583)

(1)Represents, in connection with the MBI Amendment, the excess value of (i) the sum of the Old MBI Net Option liability extinguished and the New MBI Net Option asset established, over (ii) the $250.0 million Upfront Payment and the $45.2 million dividend received from MBI in connection with the MBI Amendment. Refer to note 6 for further information on these instruments.
(2)Represents a gain related to C-band spectrum relocation funding received from the federal government.
(3)Amount for 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point as a result of an observable market transaction in Point’s equity.

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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income - basic	$14,480	$224,622	$213,057
Add: Convertible Notes interest expense, net of tax	6,225	6,215	6,216
Net income - diluted	$20,705	$230,837	$219,273

Denominator:
Weighted average common shares outstanding - basic	5,621,408	5,648,934	5,892,077
Effect of dilutive equity-based compensation awards(1)	10,091	9,149	17,823
Effect of dilution from if-converted Convertible Notes(2)	404,248	404,248	404,248
Weighted average common shares outstanding - diluted	6,035,747	6,062,331	6,314,148

Net Income per Common Share:
Basic	$2.58	$39.76	$36.16
Diluted	$3.43	$38.08	$34.73

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(1)	78,508	23,566	18,673

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
The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2024 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated effect and timing that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2025	$71,182	$4,362	$18,038	$72,533	$166,115
2026	26,619	3,232	593,038	21,302	644,191
2027	8,066	2,278	18,038	7,091	35,473
2028	912	1,469	1,396,980	788	1,400,149
2029	—	716	936,128	788	937,632
Thereafter	—	2,800	649,999	—	652,799
Total	$106,779	$14,857	$3,612,221	$102,502	$3,836,359

(1)Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2024 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.
(2)Lease payments include payment obligations related to the Company’s outstanding finance and operating lease arrangements as of December 31, 2024.
(3)Debt payments include principal repayment obligations for the Company’s outstanding debt instruments as of December 31, 2024, including $313.0 million of current outstanding Revolving Credit Facility borrowings that mature in 2028 (which may be repaid before then).
(4)Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in the consolidated balance sheet.
Amounts that would be due upon the exercise of the MBI Call Option or Put Option are not included within the contractual obligations table above because the exercise of such instruments is not guaranteed and the timing of any exercise is at the discretion of each respective instrument holder.
The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:
•The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $16.8 million, $15.0 million and $12.3 million for 2024, 2023 and 2022, respectively.
•Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $24.1 million, $26.9 million and $31.2 million for 2024, 2023 and 2022, respectively. As the Company acts as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income.

•The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $38.8 million and $29.8 million as of December 31, 2024 and 2023, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.
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