Form 10-Q
period 2025-03-31
Cable One, Inc.
filed 2025-05-02
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of April 25, 2025
Common stock, par value $0.01	5,627,768

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, technologies, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, the purchase price payable if the Call Option or Put Option (each as defined and described in note 5) associated with the remaining equity interests in Mega Broadband Investments Holdings LLC (“MBI”) is exercised (such purchase price, the “Call Price” or “Put Price,” as applicable) and the anticipated timeline to consummate such transaction, our ability and sources of capital to fund the Call Price or Put Price, MBI’s future indebtedness and our financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “2024 Form 10-K”):
•rising levels of competition from historical and new entrants in our markets;
•recent and future changes in technology, and our ability to develop, deploy and operate new technologies, service offerings and customer service platforms;
•risks associated with our use of artificial intelligence;
•our ability to grow our residential data and business data revenues and customer base;
•increases in programming costs and retransmission fees;
•our ability to obtain hardware, software and operational support from vendors, including the potential impacts of changes in trade policy and tariffs;
•risks that we may fail to realize the benefits anticipated as a result of our purchase of the remaining interests in Hargray Acquisition Holdings, LLC (“Hargray”) that we did not already own;
•risks relating to existing or future acquisitions and strategic investments by us, including risks associated with the potential exercise of the Call Option or Put Option associated with the remaining equity interests in MBI;
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
•our ability to pay dividends;
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
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to those described under "Risk Factors" in our 2024 Form 10-K.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$149,088	$153,631
Accounts receivable, net	47,987	57,742
Prepaid and other current assets	85,343	67,862
Total Current Assets	282,418	279,235
Equity investments	751,552	815,812
Property, plant and equipment, net	1,786,173	1,789,955
Intangible assets, net	2,517,295	2,532,855
Goodwill	929,609	929,609
Other noncurrent assets	156,330	178,429
Total Assets	$6,423,377	$6,525,895

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$154,224	$167,271
Deferred revenue	27,628	27,889
Current portion of long-term debt	593,619	18,712
Total Current Liabilities	775,471	213,872
Long-term debt	2,952,840	3,571,536
Deferred income taxes	890,831	914,042
Other noncurrent liabilities	28,775	30,413
Total Liabilities	4,647,917	4,729,863

Commitments and contingencies (refer to note 16)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,627,527 and 5,619,365 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	62	62
Additional paid-in capital	650,599	639,288
Retained earnings	1,693,619	1,708,244
Accumulated other comprehensive income (loss)	33,114	48,100
Treasury stock, at cost (547,872 and 556,034 shares held as of March 31, 2025 and December 31, 2024, respectively)	(601,934)	(599,662)
Total Stockholders' Equity	1,775,460	1,796,032
Total Liabilities and Stockholders' Equity	$6,423,377	$6,525,895
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Revenues	$380,601	$404,312
Costs and Expenses:
Operating (excluding depreciation and amortization)	99,851	106,512
Selling, general and administrative	95,414	90,390
Depreciation and amortization	85,465	85,641
(Gain) loss on asset sales and disposals, net	4,196	1,907
Total Costs and Expenses	284,926	284,450
Income from operations	95,675	119,862
Interest expense, net	(34,463)	(35,784)
Other income (expense), net	(1,412)	(7,115)
Income before income taxes and equity method investment income (loss), net	59,800	76,963
Income tax provision	(203)	(17,577)
Income before equity method investment income (loss), net	59,597	59,386
Equity method investment income (loss), net	(56,990)	(22,036)
Net income	$2,607	$37,350

Net Income per Common Share:
Basic	$0.46	$6.65
Diluted	$0.46	$6.46
Weighted Average Common Shares Outstanding:
Basic	5,633,810	5,618,745
Diluted	5,644,766	6,026,462

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(14,986)	$18,274
Comprehensive income (loss)	$(12,379)	$55,624
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	5,619,365	$62	$639,288	$1,708,244	$48,100	$(599,662)	$1,796,032
Net income	—	—	—	2,607	—	—	2,607
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(14,986)	—	(14,986)
Equity-based compensation	—	—	11,311	—	—	—	11,311
Issuance of equity awards, net of forfeitures	9,683	—	—	—	—	—	—
Withholding tax for equity awards	(1,521)	—	—	—	—	(2,272)	(2,272)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,232)	—	—	(17,232)
Balance at March 31, 2025	5,627,527	$62	$650,599	$1,693,619	$33,114	$(601,934)	$1,775,460

(dollars in thousands, except per share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	5,616,987	$62	$607,574	$1,761,667	$36,745	$(596,778)	$1,809,270
Net income	—	—	—	37,350	—	—	37,350
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	18,274	—	18,274
Equity-based compensation	—	—	7,465	—	—	—	7,465
Issuance of equity awards, net of forfeitures	4,439	—	—	—	—	—	—
Withholding tax for equity awards	(2,328)	—	—	—	—	(2,655)	(2,655)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(16,830)	—	—	(16,830)
Balance at March 31, 2024	5,619,098	$62	$615,039	$1,782,187	$55,019	$(599,433)	$1,852,874
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$2,607	$37,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,465	85,641
Amortization of debt discount and issuance costs	2,445	2,217
Equity-based compensation	11,311	7,465
Change in deferred income taxes	(18,571)	(5,751)
(Gain) loss on asset sales and disposals, net	4,196	1,907
Equity method investment (income) loss, net	56,990	22,036
Fair value adjustments	4,611	7,154
Changes in operating assets and liabilities:
Accounts receivable, net	9,755	33,443
Prepaid and other current assets	(19,671)	(14,211)
Accounts payable and accrued liabilities	(16,651)	(9,910)
Deferred revenue	(261)	(90)
Other	(5,894)	(2,501)
Net cash provided by operating activities	116,332	164,750

Cash flows from investing activities:
Capital expenditures	(71,130)	(65,887)
Change in accrued expenses related to capital expenditures	3,639	(5,894)
Purchase of wireless licenses	—	(625)
Proceeds from sales of property, plant and equipment	233	2,434
Proceeds from sale of equity investment	10,702	—
Net cash used in investing activities	(56,556)	(69,972)

Cash flows from financing activities:
Payments on long-term debt	(44,815)	(54,849)
Payment of withholding tax for equity awards	(2,272)	(2,655)
Dividends paid to stockholders	(17,232)	(16,830)
Net cash used in financing activities	(64,319)	(74,334)

Change in cash and cash equivalents	(4,543)	20,444
Cash and cash equivalents, beginning of period	153,631	190,289
Cash and cash equivalents, end of period	$149,088	$210,733

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$31,386	$32,842
Cash paid for income taxes, net of refunds received	$21,994	$26,399
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of March 31, 2025, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,045,000 subscribed to data services, 108,000 subscribed to video services and 103,000 subscribed to voice services.
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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2024 Form 10-K.
The December 31, 2024 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2024 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.
Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting. Accounting Standards Codification 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Based on the Company’s chief operating decision maker’s (“CODM”) review and assessment of the Company’s operating performance for purposes of performance monitoring and resource allocation, the Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.
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
Recently Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional annual disclosures around tax rate reconciliations, income tax payments and other tax-related information. The Company adopted ASU 2023-09 in 2025 on a prospective basis. The additional disaggregation of certain tax information will be disclosed beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2025.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures regarding the significant expenses incurred by a reportable segment that are regularly provided to the CODM. The Company adopted ASU 2023-07 in the fourth quarter of 2024 on a prospective basis. Refer to note 3 for these additional segment disclosures.
Recently Issued But Not Yet Adopted Accounting Pronouncements. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. ASU 2024-03 provides for more granular information about certain types of expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, to be disclosed in addition to certain qualitative descriptions of relevant expense captions that are not separately disclosed. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company plans to adopt ASU 2024-03 beginning in the 2027 annual reporting period on a prospective basis. The adoption of ASU 2024-03 will result in additional expense disclosures within the notes to the Company's consolidated financial statements.

2.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Residential:
Data	$225,121	$235,820
Video	50,805	60,358
Voice	7,044	8,561
Business:
Data	57,293	56,640
Other	16,883	19,185
Other	23,455	23,748
Total revenues	$380,601	$404,312

Franchise and other regulatory fees	$5,568	$6,391
Deferred commission amortization	$1,705	$1,496
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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of March 31, 2025, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $27.9 million of current deferred revenue at December 31, 2024, $22.7 million was recognized during the three months ended March 31, 2025. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

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
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$380,601	$404,312

Less: Significant expenses:
Direct product costs	(48,436)	(52,921)
Labor costs	(61,106)	(63,561)

Other items(1)	(268,452)	(250,480)

Net income	$2,607	$37,350

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, net gain (loss) on sales of businesses, net interest expense, net other income (expense), income tax provision, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Included in these amounts are interest expense of $38.4 million and $41.1 million and interest and investment income of $4.0 million and $5.3 million, for the three months ended March 31, 2025 and 2024, respectively.
Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's condensed consolidated balance sheets.
4.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade receivables	$37,793	$43,352
Other receivables(1)	12,911	17,310
Less: Allowance for credit losses	(2,717)	(2,920)
Total accounts receivable, net	$47,987	$57,742

(1)Balances include amounts due from Clearwave Fiber LLC, a joint venture transaction in which the Company contributed certain fiber operations and certain unaffiliated third-party investors contributed cash to a newly formed entity ("Clearwave Fiber"), for services provided under a transition services agreement of $1.9 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively. The balances also include $4.6 million and $4.7 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of March 31, 2025 and December 31, 2024, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$2,920	$4,109
Additions - charged to costs and expenses	1,215	2,652
Deductions - write-offs	(2,677)	(3,763)
Recoveries collected	1,259	1,444
Ending balance	$2,717	$4,442
Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid repairs and maintenance	$20,415	$4,801
Software implementation costs	3,264	2,893
Prepaid insurance	2,084	3,418
Prepaid rent	4,596	2,006
Prepaid software	8,904	8,524
Deferred commissions	6,046	6,072
Interest rate swap asset	15,469	17,659
Prepaid income tax payments	22,055	20,535
All other current assets	2,510	1,954
Total prepaid and other current assets	$85,343	$67,862
Other noncurrent assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$7,841	$8,052
Deferred commissions	11,956	11,685
Software implementation costs	11,700	11,089
Debt issuance costs	3,338	3,754
Debt investment	2,396	2,362
Interest rate swap asset	28,764	46,200
New MBI Net Option(1)	79,450	84,120
All other noncurrent assets	10,885	11,167
Total other noncurrent assets	$156,330	$178,429

(1)Represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests in MBI, consisting of an asset of $85.0 million and a liability of $5.6 million, respectively, as of March 31, 2025 and an asset of $114.2 million and a liability of $30.1 million, respectively, as of December 31, 2024. Refer to notes 5 and 10 for definitions of all capitalized terms and further information on these instruments.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$33,803	$31,868
Accrued programming costs	17,345	16,473
Accrued compensation and related benefits	22,484	27,757
Accrued sales and other operating taxes	14,970	18,605
Accrued franchise fees	2,223	2,944
Deposits	5,832	6,010
Operating lease liabilities	2,770	2,805
Accrued insurance costs	5,145	5,195
Cash overdrafts	10,073	19,467
Interest payable	10,682	6,046
Income taxes payable	974	1,682
All other accrued liabilities	27,923	28,419
Total accounts payable and accrued liabilities	$154,224	$167,271
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liabilities	$4,721	$4,871
Accrued compensation and related benefits	8,005	8,067
Deferred revenue	12,726	13,820
All other noncurrent liabilities	3,323	3,655
Total other noncurrent liabilities	$28,775	$30,413

5.    EQUITY INVESTMENTS
In June 2024, the Company invested an additional $20.0 million in AMG Technology Holdings, LLC, a wireless internet service provider ("Nextlink"), increasing its equity interest to approximately 22%. Prior to this additional investment, Nextlink was accounted for as a cost method investment. After the investment, Nextlink is accounted for as an equity method investment with a one quarter reporting lag. In March 2025, the Company divested an equity investment for $10.7 million of cash proceeds and recognized a $3.2 million gain.
Prior to June 30, 2024, the Company held a call option to purchase all but not less than all of the remaining equity interests in MBI, in which the Company owns an approximately 45% equity interest, that the Company does not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Further, certain investors in MBI held a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025 (these call and put options are collectively referred to as the "Old MBI Net Option").
In December 2024, the Company amended its agreement with MBI, to, among other things, (i) reinstate the Company's expired call option to acquire the remaining equity interests in MBI, exercisable any time after the availability of MBI's June 30, 2025 financial statements (unless the Put Option (as defined below) has already been exercised) (the "Call Option"); (ii) amend the put option held by certain other investors in MBI to sell (and to cause all members of MBI other than the Company to sell) to the Company all membership interests not held by the Company such that the exercise can occur no earlier than January 1, 2026 (unless a change of control of the Company occurs prior to that date), and the closing can occur no earlier than October 1, 2026 (unless the Company elects to cause the closing to occur earlier) (the "Put Option," and together with the Call Option, the "New MBI Net Option"); (iii) require the Company to make a $250 million net upfront cash payment to the other members of MBI (the "Upfront Payment"), which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the proceeds from $100 million of new indebtedness recently incurred by a subsidiary of MBI (the "New MBI Debt") (collectively, the "MBI Amendment"). The purchase price payable by the Company upon the exercise of the Call Option or Put Option, as applicable, is to be calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the New MBI Debt will reduce the Call Price or Put Price payable upon the exercise of the Call Option or Put Option, as applicable, and the impact of the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option or Call Option occurs prior to October 1, 2026, the Call Price or Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%.
The Old MBI Net Option and the New MBI Net Option are measured at fair value on a quarterly basis using Monte Carlo simulations that rely on assumptions around MBI’s equity value, MBI's and the Company’s equity volatility, MBI’s and the Company’s EBITDA volatility, risk adjusted discount rates and the Company’s cost of debt, among others.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	March 31, 2025		December 31, 2024
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Point Broadband(2)	<10%	42,623	<10%	42,623
Visionary(3)	<10%	8,822	<10%	8,822
Ziply(4)	<10%	50,000	<10%	50,000
Others	<10%	7,696	<10%	14,967
Total cost method investments		$116,141		$123,412

Equity Method Investments
Clearwave Fiber(5)	~57%(6)	$126,031	~57%(6)	$180,882
MBI(7)	~45%	402,266	~45%	405,810
Nextlink	~22%	107,114	~22%	105,708
Total equity method investments		$635,411		$692,400

Total equity investments		$751,552		$815,812

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
(7)The carrying value of the New MBI Net Option asset was $79.5 million and $84.1 million as of March 31, 2025 and December 31, 2024, respectively, and was included within other noncurrent assets in the condensed consolidated balance sheets. During the fourth quarter of 2024, the Company recorded a $111.7 million non-cash impairment charge to the carrying value of its MBI investment based on MBI's financial performance and updated forecast information. Refer to note 10 for further information on the New MBI Net Option.
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $361.9 million and $365.7 million as of March 31, 2025 and December 31, 2024, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, along with other equity investment activity reflected in the condensed consolidated statements of operations and comprehensive income, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Equity Method Investment Income (Losses)
Clearwave Fiber(1)	$(54,851)	$(21,721)
MBI(2)	(3,544)	(315)
Nextlink	1,405	—
Total	$(56,990)	$(22,036)

Other Income (Expense), Net
Old MBI Net Option fair value adjustment	$—	$(7,200)
New MBI Net Option fair value adjustment	$(4,670)	$—
Gain (loss) on sale of equity investment	$3,199	$—
Mark-to-market adjustments	$58	$46

(1)The amount for the three months ended March 31, 2025 includes $28.0 million related to non-cash impairment charges recorded by Clearwave Fiber.
(2)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s 45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended March 31, 2025, the Company recognized $1.5 million of its proportionate share of MBI’s net loss and $2.1 million of its proportionate share of basis difference amortization. For the three months ended March 31, 2024, the Company recognized $2.2 million of its proportionate share of MBI's net income and $2.5 million of its proportionate share of basis difference amortization.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on fair valuations as of their respective acquisition dates. The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cable distribution systems	$2,647,737	$2,618,096
Customer premise equipment	374,289	366,636
Other equipment and fixtures	321,199	367,168
Buildings and improvements	145,124	141,286
Capitalized software	62,837	61,533
Construction in progress	145,565	138,064
Land	16,387	16,387
Right-of-use assets	10,040	10,773
Property, plant and equipment, gross	3,723,178	3,719,943
Less: Accumulated depreciation and amortization	(1,937,005)	(1,929,988)
Property, plant and equipment, net	$1,786,173	$1,789,955
Depreciation and amortization expense for property, plant and equipment was $69.9 million and $69.1 million for the three months ended March 31, 2025 and 2024, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill was $929.6 million at both March 31, 2025 and December 31, 2024. The Company has not historically recorded any impairment of goodwill.
Intangible assets consisted of the following (dollars in thousands):

		March 31, 2025			December 31, 2024
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 – 17	$785,203	$374,382	$410,821	$785,203	$359,432	$425,771
Trademarks and trade names	2 – 4.2	8,389	7,890	499	8,389	7,400	989
Wireless licenses	10	4,793	1,051	3,742	4,793	931	3,862
Total finite-lived intangible assets		$798,385	$383,323	$415,062	$798,385	$367,763	$430,622

Indefinite-Lived Intangible Assets
Franchise agreements				$2,102,233			$2,102,233

Total intangible assets, net				$2,517,295			$2,532,855
Intangible asset amortization expense was $15.6 million and $16.5 million for the three months ended March 31, 2025 and 2024, respectively.
The future amortization of existing finite-lived intangible assets as of March 31, 2025 was as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$45,698
2026	55,733
2027	51,841
2028	48,242
2029	47,038
Thereafter	166,510
Total	$415,062
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Credit Facilities (as defined below)	$1,997,712	$2,042,221
Senior Notes (as defined below)	650,000	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	3,246	4,443
Total debt	3,570,958	3,616,664
Less: Unamortized debt discount	(6,668)	(7,725)
Less: Unamortized debt issuance costs	(17,831)	(18,691)
Less: Current portion of long-term debt(1)	(593,619)	(18,712)
Total long-term debt	$2,952,840	$3,571,536

(1)The 2026 Notes (as defined and described below), which mature in March 2026, are classified within the current portion of long-term debt as of March 31, 2025.
Senior Credit Facilities. The fourth amended and restated credit agreement among the Company and its lenders, dated as of February 22, 2023 (as amended and restated, the "Credit Agreement"), provides for senior secured term loans in original aggregate principal amounts of $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of March 31, 2025) (the “Term Loan B-2”), $775.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of March 31, 2025) (the “Term Loan B-3”) and $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of March 31, 2025.
Under the Credit Agreement, the interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either the Secured Overnight Financing Rate ("SOFR") or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
The Company repaid $40.0 million of outstanding Revolving Credit Facility borrowings during March 2025. As of March 31, 2025, the Company had $273.0 million of borrowings under the Revolving Credit Facility that bore interest at an average rate of 6.2% per annum, and had $977.0 million available for borrowing under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of March 31, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$235,000	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.67%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	739,543	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.67%
Term Loan B-4	5/3/2021	800,000	1.0%	750,169	5/3/2028	726,787	SOFR + 11.4 bps	2.00%	6.44%
Total		$1,825,000		$1,724,712		$1,655,232

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
Refer to note 10 to the Company’s audited consolidated financial statements included in the 2024 Form 10-K for further details on the Senior Credit Facilities.
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(2,861)	(3,807)	(6,668)	(3,601)	(4,124)	(7,725)
Less: Unamortized debt issuance costs	(78)	(107)	(185)	(98)	(116)	(214)
Net carrying amount	$572,061	$341,086	$913,147	$571,301	$340,760	$912,061
Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2025			2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970
Amortization of discount	740	317	1,057	748	321	1,069
Amortization of debt issuance costs	20	9	29	20	9	29
Total interest expense	$760	$1,296	$2,056	$768	$1,300	$2,068

Effective interest rate	0.5%	1.5%		0.5%	1.5%
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
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving Credit Facility portion:
Other noncurrent assets	$3,338	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	17,831	18,691
Total	$21,169	$22,445

The Company recorded debt issuance cost amortization of $1.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income.
The future maturities of outstanding borrowings as of March 31, 2025 were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$13,528
2026	593,038
2027	18,038
2028	1,356,980
2029	936,128
Thereafter	650,000
Total	$3,567,712
The Company has entered into a letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of March 31, 2025, $9.8 million of letters of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of March 31, 2025.
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

The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Current portion:
Prepaid and other current assets	$15,469	$17,659
Noncurrent portion:
Other noncurrent assets	28,764	46,200
Total interest rate swap asset	$44,233	$63,859

Stockholders’ Equity:
Accumulated other comprehensive income	$33,305	$48,291
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest (income) expense	$(5,130)	$(8,243)

Unrealized gain (loss) on cash flow hedges, gross	$(19,626)	$24,059
Less: Tax effect	4,640	(5,785)
Unrealized gain (loss) on cash flow hedges, net of tax	$(14,986)	$18,274
The Company does not hold any derivative instruments for speculative trading purposes.

10.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2025 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The fair value hierarchy levels, carrying amounts and related fair value of the Company’s financial assets and liabilities as of March 31, 2025 were as follows (in thousands):

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$57,284	$57,284	$67,998	$67,998
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$44,233	$44,233	$63,859	$63,859
New MBI Net Option	Level 3	$79,450	$79,450	$84,120	$84,120

Liabilities:
Long-term debt (including current portion):
Term loans	Level 2	$1,724,712	$1,675,321	$1,729,221	$1,698,873
Revolving Credit Facility	Level 2	$273,000	$267,540	$313,000	$309,870
Senior Notes	Level 2	$650,000	$514,280	$650,000	$542,750
Convertible Notes	Level 2	$920,000	$819,778	$920,000	$821,342
Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets. Interest rate swaps are measured at fair value within the condensed consolidated balance sheets on a recurring basis, with fair value determined using standard valuation models with assumptions about interest rates being based on those observed in underlying markets (level 2). The fair value of the New MBI Net Option is measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3). The fair value of the term loans, Revolving Credit Facility, Senior Notes and Convertible Notes are estimated based on market prices for similar instruments in active markets (level 2).
The assumptions used to determine the fair value of the New MBI Net Option consisted of the following:

	March 31, 2025	December 31, 2024
MBI's Equity volatility	37.0%	51.0%
MBI's EBITDA volatility	20.0%	20.0%
MBI's EBITDA risk-adjusted discount rate	7.0%	8.0%
The Company regularly evaluates each of the assumptions used in establishing the fair value of the New MBI Net Option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. A change in one of these assumptions is not necessarily accompanied by a change in another assumption. Refer to note 5 for further information on the New MBI Net Option.
The carrying amounts of accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities and other financial assets and liabilities approximate fair value because of the short-term nature of these instruments.

Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No impairments were recorded during the three months ended March 31, 2025 or 2024.
11.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 547,872 held at March 31, 2025 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly traded in 2015 through March 31, 2025, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the three months ended March 31, 2025 or 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock awards, restricted stock units ("RSUs") performance based restricted stock units ("PRSUs") dividend equivalent units ("DEUs" and together with restricted stock awards, RSUs and PRSUs, "Restricted Stock") and the exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended March 31, 2025 and 2024 were $2.3 million and $2.7 million, for which the Company withheld 1,521 and 2,328 shares of common stock, respectively.
12.    EQUITY-BASED COMPENSATION
The Company's stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held on May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, Restricted Stock, SARs, cash-based awards, performance-based awards, and other stock-based awards, including deferred stock units and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At March 31, 2025, 233,119 shares were available for issuance under the 2022 Plan.
Beginning in 2025, new RSU and PRSU grants contain retirement eligibility provisions that result in accelerated expensing of awards granted to associates that satisfy certain age and service conditions.
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

	Three Months Ended March 31,
	2025	2024
Restricted Stock	$11,185	$7,303
SARs	126	162
Total	$11,311	$7,465
The Company recognized excess tax shortfalls of $1.5 million for both the three months ended March 31, 2025 and 2024. The deferred tax asset related to all outstanding equity-based awards was $10.1 million and $8.6 million as of March 31, 2025 and December 31, 2024, respectively.

Restricted Stock. A summary of Restricted Stock activity during the three months ended March 31, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	158,665	$660.77
Granted	119,344	$401.26
Forfeited	(7,859)	$588.25
Vested and issued	(19,481)	$909.97
Outstanding as of March 31, 2025	250,669	$520.12

Vested and deferred as of March 31, 2025	7,680	$809.38
At March 31, 2025, there was $56.1 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.8 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

	2025	2024
Risk-free interest rate	4.2%	4.0%
Expected volatility	40.6%	35.4%
Simulation term	2.99 years	2.99 years
Weighted average grant date fair value	$417.46	$603.73
Stock Appreciation Rights. A summary of SARs activity during the three months ended March 31, 2025 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	28,366	$1,028.73	$253.47	$—	3.94
Expired	(750)	$1,274.05	$280.58
Outstanding as of March 31, 2025	27,616	$1,022.07	$252.74	$—	3.67

Exercisable as of March 31, 2025	26,616	$990.07	$243.08	$—	3.57
At March 31, 2025, there was $0.2 million of unrecognized compensation expense related to SARs, which is expected to be recognized over a weighted average period of 0.4 years.
13.    INCOME TAXES
The Company’s effective tax rate was 0.3% and 22.8% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate was due primarily to an increase in income tax benefits of $9.3 million from higher equity method investment net losses and a $4.1 million decrease in income tax expense due to a reduction in the blended state tax rate in the current quarter.

14.    OTHER INCOME AND EXPENSE
Other income (expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Old MBI Net Option fair value adjustment	$—	$(7,200)
New MBI Net Option fair value adjustment	(4,670)	—
Gain on sale of equity investment	3,199	—
Other	59	85
Other income (expense), net	$(1,412)	$(7,115)
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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income - basic	$2,607	$37,350
Add: Convertible Notes interest expense, net of tax(1)	—	1,551
Net income - diluted	$2,607	$38,901

Denominator:
Weighted average common shares outstanding - basic	5,633,810	5,618,745
Effect of dilutive equity-based compensation awards(2)	10,956	3,469
Effect of dilution from if-converted Convertible Notes(1) (3)	—	404,248
Weighted average common shares outstanding - diluted	5,644,766	6,026,462

Net Income per Common Share:
Basic	$0.46	$6.65
Diluted	$0.46	$6.46

Supplemental Net Income per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(2)	132,210	64,541

(1)The effect of the Convertible Notes on diluted earnings per share for the three months ended March 31, 2025 was anti-dilutive, and has thus been excluded from the computation.
(2)Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(3)Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding for the three months ended March 31, 2024.
During the first quarter of 2025, the Company identified an immaterial error in its diluted earnings per share calculation for the year ended December 31, 2024. The if-converted method for the Convertible Notes was incorrectly applied during the period, as its effect was anti-dilutive. Diluted earnings per share for the year ended December 31, 2024 should have been $2.57 instead of the $3.43 reported. The Company plans to revise the disclosure in its Annual Report on Form 10-K for the year ending December 31, 2025. No other periods were impacted.

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
As of March 31, 2025, with the exception of debt payments (refer to note 8 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2024 Form 10-K.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2024 Form 10-K. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all totals, percentages and year-over-year changes are calculated using exact numbers. Minor differences may exist due to rounding.
Overview
We are a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Through Sparklight® and the associated Cable One family of brands, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of March 31, 2025, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.8 million passings as of March 31, 2025. Of these customers, approximately 1,045,000 subscribed to data services, 108,000 subscribed to video services and 103,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first three months of 2025, they are residential data (59.1%), business data (15.1%) and residential video (13.3%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
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
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless data providers; and over-the-top video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to over 40% of our markets and currently offer Gigabit download data service to all of our passings. We have also deployed DOCSIS 3.1 and begun the deployment of DOCSIS 4.0, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business data product lines.
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

Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues	$380,601	$404,312	$(23,711)	(5.9)%
Total costs and expenses	$284,926	$284,450	$476	0.2%
Income from operations	$95,675	$119,862	$(24,187)	(20.2)%
Net income	$2,607	$37,350	$(34,743)	(93.0)%
Cash flows from operating activities	$116,332	$164,750	$(48,418)	(29.4)%
Cash flows from investing activities	$(56,556)	$(69,972)	$13,416	(19.2)%
Cash flows from financing activities	$(64,319)	$(74,334)	$10,015	(13.5)%
Adjusted EBITDA(1)	$202,712	$217,052	$(14,340)	(6.6)%
Capital expenditures	$71,130	$65,887	$5,243	8.0%

(1)Adjusted EBITDA is a non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.
Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of March 31,		Annual Net Gain (Loss)
	2025	2024	Change	% Change
Residential data PSUs	945.0	967.4	(22.4)	(2.3)%
Residential video PSUs	101.3	125.6	(24.3)	(19.4)%
Residential voice PSUs	64.6	76.0	(11.4)	(15.0)%
Total residential PSUs	1,110.8	1,168.9	(58.1)	(5.0)%

Business data PSUs	99.8	99.1	0.7	0.8%
Business video PSUs	6.4	7.7	(1.3)	(17.1)%
Business voice PSUs	38.0	39.2	(1.3)	(3.2)%
Total business services PSUs	144.1	146.0	(1.8)	(1.2)%

Total data PSUs	1,044.8	1,066.4	(21.7)	(2.0)%
Total video PSUs	107.6	133.3	(25.7)	(19.2)%
Total voice PSUs	102.6	115.2	(12.6)	(11.0)%
Total PSUs	1,255.0	1,314.9	(59.9)	(4.6)%

Residential customer relationships	970.1	999.8	(29.7)	(3.0)%
Business customer relationships	105.0	102.6	2.4	2.4%
Total customer relationships	1,075.1	1,102.4	(27.3)	(2.5)%

Passings	2,849.0	2,794.9	54.1	1.9%
In recent years, our customer mix has shifted away from double- and triple-play packages combining data, video and/or voice services, which is in line with our strategy of focusing on our higher margin residential data and business data product lines. This is largely because some residential video customers have switched to over-the-top offerings and households continue to discontinue residential voice services. In addition, we have focused on selling data-only packages to new customers rather than cross-selling video to these customers.

Use of Nonfinancial Metrics and ARPU
We use various nonfinancial metrics to measure, manage and monitor our operating performance on an ongoing basis. Such metrics include passings, PSUs and customer relationships. Passings represent the number of serviceable and marketable homes and businesses passed by our active plant. A PSU represents a single subscription to a particular service offering. Residential bulk multi-dwelling PSUs are generally classified as residential and are counted at the individual unit level. Business voice customers who have multiple voice lines are counted as a single PSU. A customer relationship represents a single customer who subscribes to one or more PSUs.
We believe passings, PSUs and customer relationship counts are useful to investors in evaluating our operating performance. Similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measures of passings, PSUs and customer relationships may not be directly comparable to similarly titled measures reported by other companies.
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
Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024
Revenues
Revenues by service offering for the three months ended March 31, 2025 and 2024, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2025		2024		2025 vs. 2024
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$225,121	59.1%	$235,820	58.3%	$(10,699)	(4.5)%
Residential video	50,805	13.3%	60,358	14.9%	(9,553)	(15.8)%
Residential voice	7,044	1.9%	8,561	2.1%	(1,517)	(17.7)%
Business data	57,293	15.1%	56,640	14.0%	653	1.2%
Business other	16,883	4.4%	19,185	4.7%	(2,302)	(12.0)%
Other	23,455	6.2%	23,748	5.9%	(293)	(1.2)%
Total revenues	$380,601	100.0%	$404,312	100.0%	$(23,711)	(5.9)%
ARPU for the indicated service offerings for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Residential data	$78.84	$81.33	$(2.49)	(3.1)%
Residential video	$162.30	$154.86	$7.44	4.8%
Residential voice	$35.58	$36.75	$(1.17)	(3.2)%
Business services	$234.48	$246.28	$(11.80)	(4.8)%

Residential data service revenues decreased $10.7 million, or 4.5%, due primarily to a decrease in residential data subscribers and a 3.1% decrease in ARPU as a result of the implementation of targeted pricing and product offerings in certain markets, including amongst value-conscious customers.
Residential video service revenues decreased $9.6 million, or 15.8%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted in early 2025.
Residential voice service revenues decreased $1.5 million, or 17.7%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $0.7 million, or 1.2%, due primarily to an increase in business data subscribers.
Business other revenues decreased $2.3 million, or 12.0%, due primarily to a decrease in business video subscribers.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $99.9 million for the three months ended March 31, 2025 and decreased $6.7 million, or 6.3%, compared to the three months ended March 31, 2024. The decrease in operating expenses was primarily attributable to $5.4 million of lower programming and franchise costs as a result of video customer losses and a $2.7 million decrease in labor and other compensation-related costs, partially offset by $1.6 million in higher health insurance costs. Operating expenses as a percentage of revenues were 26.2% and 26.3% for the three months ended March 31, 2025 and 2024, respectively.
Selling, general and administrative expenses were $95.4 million for the three months ended March 31, 2025 and increased $5.0 million, or 5.6%, compared to the three months ended March 31, 2024. The increase in selling, general and administrative expenses was primarily attributable to increases in equity-based compensation expense of $3.8 million, system conversion costs of $3.7 million, health insurance costs of $1.5 million and acquisition-related costs of $1.0 million, partially offset by a $2.8 million decrease in payroll costs and a $1.4 million reduction in bad debt expense. Selling, general and administrative expenses as a percentage of revenues were 25.1% and 22.4% for the three months ended March 31, 2025 and 2024, respectively.
Depreciation and amortization expense was $85.5 million for the three months ended March 31, 2025 and decreased $0.2 million, or 0.2%, compared to the three months ended March 31, 2024. Depreciation and amortization expense as a percentage of revenues was 22.5% and 21.2% for the three months ended March 31, 2025 and 2024, respectively.
Interest Expense, Net
Interest expense, net, was $34.5 million for the three months ended March 31, 2025 and decreased $1.3 million, or 3.7%, compared to the three months ended March 31, 2024. The decrease in net interest expense was due primarily to lower outstanding debt balances and interest rates during the three months ended March 31, 2025 compared to the prior year period.
Other Income (Expense), Net
Other expense, net, was $1.4 million for the three months ended March 31, 2025 and consisted primarily of a $4.7 million non-cash loss on fair value adjustment associated with the New MBI Net Option, partially offset by a $3.2 million gain on sale of an equity investment. Other expense, net, was $7.1 million for the three months ended March 31, 2024 and consisted primarily of a $7.2 million non-cash loss on fair value adjustment associated with the Old MBI Net Option.
Income Tax Provision
Income tax provision was $0.2 million and $17.6 million for the three months ended March 31, 2025 and 2024, respectively, and our effective tax rate was 0.3% and 22.8% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate was due primarily to an increase in income tax benefits of $9.3 million from higher equity method investment net losses and a $4.1 million decrease in income tax expense due to a reduction in the blended state tax rate in the current quarter.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $57.0 million for the three months ended March 31, 2025 and consisted of our $54.9 million and $3.5 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively, partially offset by our $1.4 million proportionate share of net income from our Nextlink investment. Our proportionate share of Clearwave Fiber's net loss included $28.0 million of non-cash impairment charges incurred by Clearwave Fiber. Equity method investment loss, net, was $22.0 million for the three months ended March 31, 2024 and consisted of our $21.7 million and $0.3 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.

Net Income
Net income was $2.6 million for the three months ended March 31, 2025 compared to $37.4 million for the three months ended March 31, 2024.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $15.0 million for the three months ended March 31, 2025 compared to an $18.3 million unrealized gain for the three months ended March 31, 2024. The $33.3 million change was due to a decline in forward interest rates during the three months ended March 31, 2025 compared to an increase in forward interest rates in the prior year period.
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
Adjusted EBITDA is defined as net income plus net interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, net equity method investment (income) loss, net other (income) expense and any special items, as applicable, provided in the reconciliation tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended March 31,		2025 vs. 2024
(dollars in thousands)	2025	2024	$ Change	% Change
Net income	$2,607	$37,350	$(34,743)	(93.0)%

Plus: Interest expense, net	34,463	35,784	(1,321)	(3.7)%
Income tax provision	203	17,577	(17,374)	(98.8)%
Depreciation and amortization	85,465	85,641	(176)	(0.2)%
Equity-based compensation	11,311	7,465	3,846	51.5%
Severance and contract termination costs	328	1,103	(775)	(70.3)%
Acquisition-related costs	1,432	389	1,043	NM
(Gain) loss on asset sales and disposals, net	4,196	1,907	2,289	120.0%
System conversion costs	4,305	685	3,620	NM
Equity method investment (income) loss, net	56,990	22,036	34,954	158.6%
Other (income) expense, net	1,412	7,115	(5,703)	(80.2)%

Adjusted EBITDA	$202,712	$217,052	$(14,340)	(6.6)%

NM = Not meaningful.

Financial Condition: Liquidity and Capital Resources
Liquidity
Our primary funding requirements are for our ongoing operations, capital expenditures, potential acquisitions and strategic investments, debt repayment and share repurchases. We believe that our existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to utilize those funding sources to fund ongoing operations, make capital expenditures, make future acquisitions and strategic investments, repay debt and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
Prior to June 30, 2024, we held a call option to purchase all but not less than all of the remaining equity interests in MBI that we do not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Further, certain investors in MBI held a put option to sell (and to cause all members of MBI other than us to sell) to us all but not less than all of the remaining equity interests in MBI that we do not already own between July 1, 2025 and September 30, 2025.
In December 2024, we amended our agreement with MBI, to, among other things, (i) reinstate the expired call option to acquire the Call Option; (ii) amend the put option to establish the Put Option; (iii) require us to make the Upfront Payment, which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the New MBI Debt. The Call Price or Put Price payable by us upon the exercise of the Call Option or Put Option, as applicable, is to be calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt will reduce the Call Price or Put Price payable upon the exercise of the Call Option or Put Option, as applicable, and the impact of the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option or Call Option occurs prior to October 1, 2026, the Call Price or Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%.
MBI's total revenues for the twelve months ended March 31, 2025 were approximately $320 million and MBI had approximately 220,000 residential and business data customers and a network footprint with approximately 710,000 passings as of March 31, 2025. Based on currently available information, if the Call Option or Put Option is exercised, we estimate that (i) the Call Price or Put Price payable by us for the equity interests of MBI that we do not already own will range between approximately $410 million and $510 million; and (ii) MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $845 million to $895 million. These estimates are based on MBI’s past performance and current forecasts and are subject to numerous assumptions and risks including, without limitation, factors that could impact MBI’s performance, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Should the underlying assumptions prove incorrect, or if any of those risks materialize, the actual Call Price or Put Price payable upon the closing of an exercise of the Call Option or Put Option and the amount of MBI’s indebtedness outstanding at that time may differ from the estimated amounts described above.
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
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$116,332	$164,750	$(48,418)	(29.4)%
Net cash used in investing activities	(56,556)	(69,972)	13,416	(19.2)%
Net cash used in financing activities	(64,319)	(74,334)	10,015	(13.5)%
Change in cash and cash equivalents	$(4,543)	$20,444	$(24,987)	(122.2)%
Cash and cash equivalents, beginning of period	153,631	190,289	(36,658)	(19.3)%
Cash and cash equivalents, end of period	$149,088	$210,733	$(61,645)	(29.3)%

The $48.4 million year-over-year decrease in net cash provided by operating activities was primarily attributable to unfavorable changes in working capital and a decrease in Adjusted EBITDA.
The $13.4 million year-over-year decrease in net cash used in investing activities was due primarily to $10.7 million of proceeds from the sale of an equity investment during the current year and a $4.3 million reduction in cash paid for capital expenditures.
The $10.0 million year-over-year decrease in net cash used in financing activities was due primarily to lower debt repayments.
On May 20, 2022, the Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through March 31, 2025, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors. We did not repurchase any shares during the three months ended March 31, 2025 or 2024.
During the first quarter of 2025, the Board approved a quarterly dividend of $2.95 per share of common stock, which was paid on March 7, 2025, resulting in a total dividend distribution of $17.2 million. In the second quarter of 2025, after careful consideration and extensive review of our capital allocation strategy, we have decided to suspend the quarterly cash dividend paid on common shares. This change represents approximately $67 million annually and over $200 million over the next three years that we will be able to allocate to accelerated debt repayment, refinancing support and ongoing investment in organic growth initiatives.
Financing Activity
Senior Credit Facilities
The Credit Agreement provides for the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of March 31, 2025.
Under the Credit Agreement, the interest margins applicable to the Senior Credit Facilities are, at our option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
We repaid $40.0 million of outstanding Revolving Credit Facility borrowings during March 2025. As of March 31, 2025, we had $273.0 million of borrowings under the Revolving Credit Facility that bore interest at an average rate of 6.2% per annum, and had $977.0 million available for borrowing under the Revolving Credit Facility. A summary of our outstanding term loans as of March 31, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$235,000	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.67%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	739,543	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.67%
Term Loan B-4	5/3/2021	800,000	1.0%	750,169	5/3/2028	726,787	SOFR + 11.4 bps	2.00%	6.44%
Total		$1,825,000		$1,724,712		$1,655,232

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

In April 2025, we repaid an additional $10.0 million of outstanding Revolving Credit Facility borrowings.
Senior Notes
In November 2020, we completed the offering of $650.0 million aggregate principal amount of Senior Notes due 2030. The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantees our obligations under our Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million.
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
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving Credit Facility portion:
Other noncurrent assets	$3,338	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	17,831	18,691
Total	$21,169	$22,445
We recorded debt issuance cost amortization of $1.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income.
The unamortized debt discount associated with the Convertible Notes was $6.7 million and $7.7 million as of March 31, 2025 and December 31, 2024, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended March 31, 2025 and 2024 within net interest expense in the condensed consolidated statements of operations and comprehensive income.
We have entered into a letter of credit agreement which provides for an additional $75.0 million of letter of credit issuing capacity, of which $9.8 million was utilized as of March 31, 2025.
We were in compliance with all debt covenants as of March 31, 2025.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $5.1 million and $8.2 million on interest rate swaps during the three months ended March 31, 2025 and 2024, respectively, which were reflected within net interest expense in the condensed consolidated statements of operations and comprehensive income.

Refer to notes 10 and 12 to our audited consolidated financial statements included in the 2024 Form 10-K and notes 8 and 9 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.
Capital Expenditures
We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations and the expansion of our high-capacity network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.
Our capital expenditures by category for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Customer premise equipment(1)	$16,568	$3,629
Commercial(2)	5,177	8,235
Scalable infrastructure(3)	9,182	8,534
Line extensions(4)	14,521	15,262
Upgrade/rebuild(5)	3,399	8,231
Support capital(6)	22,282	21,995
Total	$71,130	$65,887

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
Contractual Obligations and Contingent Commitments
As of March 31, 2025, with the exception of debt payments (refer to note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2024 Form 10-K.
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
There have been no material changes to our critical accounting policy and estimate disclosures described in our 2024 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2024 Form 10-K other than as set forth below.
As of March 31, 2025, we had $650.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of March 31, 2025, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $514.3 million, $545.5 million and $274.3 million, respectively.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s CEO and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out an evaluation as of March 31, 2025 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2025 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2025(2)	1,518	$373.32	—	$143,104
February 1 to 28, 2025(2)	3	$288.95	—	$143,104
March 1 to 31, 2025	—	$—	—	$143,104
Total	1,521	$373.15	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) under the Share Repurchase Program, which was announced on May 23, 2022. The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of Restricted Stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 3, dated as of March 31, 2025, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ Julia M. Laulis
	Name:	Julia M. Laulis
	Title:	Chair of the Board, President and Chief Executive Officer
Date: May 1, 2025

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: May 1, 2025