Form 10-Q
period 2025-06-30
Cable One, Inc.
filed 2025-08-01
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of July 25, 2025
Common stock, par value $0.01	5,628,990

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, technologies, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, the purchase price payable if the Call Option or Put Option (each as defined and described in note 5) associated with the remaining equity interests in Mega Broadband Investments Holdings LLC (“MBI”) is exercised (such purchase price, the “Call Price” or “Put Price,” as applicable) and the anticipated timeline to consummate such transaction, our ability and sources of capital to fund the Call Price or Put Price, MBI’s future indebtedness and our financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “2024 Form 10-K”) and in this Quarterly Report on Form 10-Q:
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
•impairments of intangible assets and goodwill;
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
•our ability to identify, hire and transition to a new Chief Executive Officer ("CEO");
•our ability to incur future indebtedness;
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to those described under "Risk Factors" in our 2024 Form 10-K, this Quarterly Report on Form 10-Q and in our subsequent filings with the SEC.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$152,876	$153,631
Accounts receivable, net	57,526	57,742
Prepaid and other current assets	76,976	67,862
Total Current Assets	287,378	279,235
Equity investments	730,713	815,812
Property, plant and equipment, net	1,780,169	1,789,955
Intangible assets, net	2,004,503	2,532,855
Goodwill	840,826	929,609
Other noncurrent assets	129,995	178,429
Total Assets	$5,773,584	$6,525,895

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$156,894	$167,271
Deferred revenue	26,440	27,889
Current portion of long-term debt	593,573	18,712
Total Current Liabilities	776,907	213,872
Long-term debt	2,883,909	3,571,536
Deferred income taxes	747,484	914,042
Other noncurrent liabilities	27,890	30,413
Total Liabilities	4,436,190	4,729,863

Commitments and contingencies (refer to note 16)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,628,764 and 5,619,365 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	62	62
Additional paid-in capital	660,647	639,288
Retained earnings	1,255,643	1,708,244
Accumulated other comprehensive income (loss)	23,006	48,100
Treasury stock, at cost (546,635 and 556,034 shares held as of June 30, 2025 and December 31, 2024, respectively)	(601,964)	(599,662)
Total Stockholders' Equity	1,337,394	1,796,032
Total Liabilities and Stockholders' Equity	$5,773,584	$6,525,895
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Revenues	$381,072	$394,461	$761,673	$798,774
Costs and Expenses:
Operating (excluding depreciation and amortization)	102,356	105,845	202,207	212,357
Selling, general and administrative	91,996	90,770	187,410	181,160
Depreciation and amortization	86,118	85,314	171,583	170,955
(Gain) loss on asset sales and disposals, net	3,908	2,395	8,104	4,303
Asset impairments	586,017	—	586,017	—
Total Costs and Expenses	870,395	284,324	1,155,321	568,775
Income (loss) from operations	(489,323)	110,137	(393,648)	229,999
Interest expense, net	(33,905)	(34,964)	(68,368)	(70,748)
Other income (expense), net	(11,372)	(641)	(12,784)	(7,756)
Income (loss) before income taxes and equity method investment income (loss), net	(534,600)	74,532	(474,800)	151,495
Income tax (provision) benefit	117,575	(14,069)	117,372	(31,646)
Income (loss) before equity method investment income (loss), net	(417,025)	60,463	(357,428)	119,849
Equity method investment income (loss), net	(20,951)	(22,311)	(77,941)	(44,347)
Net income (loss)	$(437,976)	$38,152	$(435,369)	$75,502

Net Income (Loss) per Common Share:
Basic	$(77.70)	$6.79	$(77.26)	$13.44
Diluted	$(77.70)	$6.58	$(77.26)	$13.04
Weighted Average Common Shares Outstanding:
Basic	5,636,683	5,620,592	5,635,255	5,619,669
Diluted	5,636,683	6,029,382	5,635,255	6,027,923

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(10,108)	$(693)	$(25,094)	$17,581
Comprehensive income (loss)	$(448,084)	$37,459	$(460,463)	$93,083
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2025	5,627,527	$62	$650,599	$1,693,619	$33,114	$(601,934)	$1,775,460
Net loss	—	—	—	(437,976)	—	—	(437,976)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(10,108)	—	(10,108)
Equity-based compensation	—	—	10,048	—	—	—	10,048
Issuance of equity awards, net of forfeitures	1,239	—	—	—	—	—	—
Withholding tax for equity awards	(2)	—	—	—	—	(30)	(30)
Balance at June 30, 2025	5,628,764	$62	$660,647	$1,255,643	$23,006	$(601,964)	$1,337,394

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2024	5,619,098	$62	$615,039	$1,782,187	$55,019	$(599,433)	$1,852,874
Net income	—	—	—	38,152	—	—	38,152
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(693)	—	(693)
Equity-based compensation	—	—	7,111	—	—	—	7,111
Issuance of equity awards, net of forfeitures	178	—	—	—	—	—	—
Withholding tax for equity awards	(76)	—	—	—	—	(77)	(77)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,107)	—	—	(17,107)
Balance at June 30, 2024	5,619,200	$62	$622,150	$1,803,232	$54,326	$(599,510)	$1,880,260
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	5,619,365	$62	$639,288	$1,708,244	$48,100	$(599,662)	$1,796,032
Net loss	—	—	—	(435,369)	—	—	(435,369)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(25,094)	—	(25,094)
Equity-based compensation	—	—	21,359	—	—	—	21,359
Issuance of equity awards, net of forfeitures	10,922	—	—	—	—	—	—
Withholding tax for equity awards	(1,523)	—	—	—	—	(2,302)	(2,302)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,232)	—	—	(17,232)
Balance at June 30, 2025	5,628,764	$62	$660,647	$1,255,643	$23,006	$(601,964)	$1,337,394

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	5,616,987	$62	$607,574	$1,761,667	$36,745	$(596,778)	$1,809,270
Net income	—	—	—	75,502	—	—	75,502
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	17,581	—	17,581
Equity-based compensation	—	—	14,576	—	—	—	14,576
Issuance of equity awards, net of forfeitures	4,617	—	—	—	—	—	—
Withholding tax for equity awards	(2,404)	—	—	—	—	(2,732)	(2,732)
Dividends paid to stockholders ($5.90 per common share)	—	—	—	(33,937)	—	—	(33,937)
Balance at June 30, 2024	5,619,200	$62	$622,150	$1,803,232	$54,326	$(599,510)	$1,880,260
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(435,369)	$75,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171,583	170,955
Amortization of debt discount and issuance costs	4,728	4,406
Equity-based compensation	21,359	14,576
Gain on extinguishments of debt	(3,856)	—
Change in deferred income taxes	(158,788)	(15,084)
(Gain) loss on asset sales and disposals, net	8,104	4,303
Equity method investment (income) loss, net	77,941	44,347
Fair value adjustments	19,946	15,514
Asset impairments	586,017	—
Changes in operating assets and liabilities:
Accounts receivable, net	216	27,922
Prepaid and other current assets	(12,603)	(10,130)
Accounts payable and accrued liabilities	(7,921)	(6,350)
Deferred revenue	(1,449)	(899)
Other	(8,634)	(4,764)
Net cash provided by operating activities	261,274	320,298

Cash flows from investing activities:
Cash paid for debt and equity investments	—	(20,000)
Capital expenditures	(139,504)	(137,479)
Change in accrued expenses related to capital expenditures	(2,273)	(7,643)
Purchase of wireless licenses	—	(625)
Proceeds from sales of property, plant and equipment	482	3,009
Proceeds from sale of equity investment	10,702	—
Net cash used in investing activities	(130,593)	(162,738)

Cash flows from financing activities:
Payments on long-term debt	(111,902)	(109,662)
Payment of withholding tax for equity awards	(2,302)	(2,732)
Dividends paid to stockholders	(17,232)	(33,937)
Net cash used in financing activities	(131,436)	(146,331)

Change in cash and cash equivalents	(755)	11,229
Cash and cash equivalents, beginning of period	153,631	190,289
Cash and cash equivalents, end of period	$152,876	$201,518

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$71,851	$76,447
Cash paid for income taxes, net of refunds received	$44,415	$52,748
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of June 30, 2025, Cable One provided services to approximately 1.1 million residential and business customers, of which approximately 1,031,000 subscribed to data services, 102,000 subscribed to video services and 99,000 subscribed to voice services.
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
Recently Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional annual disclosures around tax rate reconciliations, income tax payments and other tax-related information. The Company adopted ASU 2023-09 in 2025. The additional disaggregation of certain tax information will be disclosed beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2025.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures regarding the significant expenses incurred by a reportable segment that are regularly provided to the CODM. The Company adopted ASU 2023-07 in the fourth quarter of 2024 on a retrospective basis. Refer to note 3 for these additional segment disclosures.
Recently Issued But Not Yet Adopted Accounting Pronouncements. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. ASU 2024-03 requires more granular information about certain types of expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, to be disclosed in addition to certain qualitative descriptions of relevant expense captions that are not separately disclosed. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company plans to adopt ASU 2024-03 beginning in the 2027 annual reporting period on a prospective basis. The adoption of ASU 2024-03 will result in additional expense disclosures within the notes to the Company's consolidated financial statements.

2.    REVENUES
Revenues by product line and other revenue-related disclosures were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residential:
Data	$229,336	$230,404	$454,457	$466,223
Video	48,158	57,178	98,962	117,536
Voice	6,733	8,203	13,777	16,763
Business:
Data	57,385	56,687	114,678	113,328
Other	16,515	18,663	33,399	37,849
Other	22,945	23,326	46,400	47,075
Total revenues	$381,072	$394,461	$761,673	$798,774

Franchise and other regulatory fees	$5,374	$6,150	$10,942	$12,541
Deferred commission amortization	$1,730	$1,538	$3,434	$3,033
Business other revenues include business video, voice and other ancillary service revenues. Other revenues are comprised primarily of regulatory revenues, advertising sales, late charges and reconnect fees.
Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the condensed consolidated statements of operations and comprehensive income (loss).
Deferred commission amortization expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. As of June 30, 2025, the Company’s remaining performance obligations pertain to the refundable customer prepayments and consist of providing future data, video and voice services to customers. Of the $27.9 million of current deferred revenue at December 31, 2024, $24.7 million was recognized during the six months ended June 30, 2025. Of the $27.2 million of current deferred revenue at December 31, 2023, $23.6 million was recognized during the six months ended June 30, 2024. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

3.    SEGMENT REPORTING
Based on the way the Company’s CODM, who is the Company's CEO, reviews and assesses the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations and the decisions to allocate resources and deploy capital are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.
The Company's consolidated net income (loss) is the GAAP measure of profit or loss which is used by the CODM to allocate resources and assess performance on a monthly basis. Such measure is compared against prior periods to identify, assess and respond to trends.
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$381,072	$394,461	$761,673	$798,774

Less: Significant expenses:
Direct product costs	(46,473)	(51,349)	(94,910)	(104,270)
Labor costs	(61,382)	(63,580)	(122,487)	(127,141)

Other items(1)	(711,193)	(241,380)	(979,645)	(491,861)

Net income (loss)	$(437,976)	$38,152	$(435,369)	$75,502

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, asset impairments, net interest expense, net other income (expense), income tax (provision) benefit, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Refer to note 7 for further information regarding the asset impairments. Amounts for the three months ended June 30, 2025 and 2024 include interest expense of $37.8 million and $39.9 million, respectively, and interest and investment income of $3.9 million and $5.0 million, respectively. Amounts for the six months ended June 30, 2025 and 2024 include interest expense of $76.3 million and $81.0 million, respectively, and interest and investment income of $7.9 million and $10.2 million, respectively.
Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's condensed consolidated balance sheets.
4.    OPERATING ASSETS AND LIABILITIES
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade receivables	$46,432	$43,352
Other receivables(1)	13,982	17,310
Less: Allowance for credit losses	(2,888)	(2,920)
Total accounts receivable, net	$57,526	$57,742

(1)Balances include amounts due from Clearwave Fiber LLC, a joint venture transaction in which the Company contributed certain fiber operations and certain unaffiliated third-party investors contributed cash to a newly formed entity ("Clearwave Fiber"), for services provided under a transition services agreement of $1.9 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively. The balances also include $4.2 million and $4.7 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of June 30, 2025 and December 31, 2024, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,717	$4,442	$2,920	$4,109
Additions - charged to costs and expenses	1,700	1,402	2,915	4,054
Deductions - write-offs	(2,651)	(4,240)	(5,328)	(8,003)
Recoveries collected	1,122	1,120	2,381	2,564
Ending balance	$2,888	$2,724	$2,888	$2,724
Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid repairs and maintenance	$14,934	$4,801
Software implementation costs	3,606	2,893
Prepaid insurance	150	3,418
Prepaid rent	3,123	2,006
Prepaid software	10,393	8,524
Deferred commissions	6,339	6,072
Interest rate swap asset	14,170	17,659
Prepaid income tax payments	21,061	20,535
All other current assets	3,200	1,954
Total prepaid and other current assets	$76,976	$67,862
Other noncurrent assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$7,348	$8,052
Deferred commissions	12,914	11,685
Software implementation costs	12,721	11,089
Debt issuance costs	3,050	3,754
Debt investment	2,432	2,362
Interest rate swap asset	16,825	46,200
New MBI Net Option(1)	64,180	84,120
All other noncurrent assets	10,525	11,167
Total other noncurrent assets	$129,995	$178,429

(1)Balance as of June 30, 2025 represents the value of the Company's Call Option associated with the remaining equity interests in MBI. Balance as of December 31, 2024 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interest in MBI, consisting of an asset of $114.2 million and a liability of $30.1 million, respectively. Refer to notes 5 and 10 for definitions of all capitalized terms and further information on these instruments.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$29,987	$31,868
Accrued programming costs	17,070	16,473
Accrued compensation and related benefits	23,373	27,757
Accrued sales and other operating taxes	20,074	18,605
Accrued franchise fees	2,285	2,944
Deposits	5,552	6,010
Operating lease liabilities	2,622	2,805
Accrued insurance costs	4,430	5,195
Cash overdrafts	16,036	19,467
Interest payable	5,723	6,046
Income taxes payable	—	1,682
All other accrued liabilities	29,742	28,419
Total accounts payable and accrued liabilities	$156,894	$167,271
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities	$4,403	$4,871
Accrued compensation and related benefits	7,983	8,067
Deferred revenue	11,901	13,820
All other noncurrent liabilities	3,603	3,655
Total other noncurrent liabilities	$27,890	$30,413

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
The New MBI Net Option is measured at fair value on a quarterly basis using Monte Carlo simulations that rely on assumptions around MBI’s equity value and volatility (refer to note 10 for further information).

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	June 30, 2025		December 31, 2024
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet(1)	<10%	$7,000	<10%	$7,000
Point(2)	<10%	42,623	<10%	42,623
Visionary(3)	<10%	8,822	<10%	8,822
Ziply(4)	<10%	50,000	<10%	50,000
Others	<10%	7,808	<10%	14,967
Total cost method investments		$116,253		$123,412

Equity Method Investments
Clearwave Fiber(5)	~57%(6)	$103,410	~57%(6)	$180,882
MBI	~45%	402,490	~45%	405,810
Nextlink	~22%	108,560	~22%	105,708
Total equity method investments		$614,460		$692,400

Total equity investments		$730,713		$815,812

(1)MetroNet Systems, LLC, a fiber internet service provider ("MetroNet").
(2)Point Broadband Holdings, LLC, a fiber internet service provider ("Point").
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
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $360.6 million and $365.7 million as of June 30, 2025 and December 31, 2024, respectively.

Equity method investment income (loss), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, along with other equity investment activity reflected in the condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity Method Investment Income (Loss)
Clearwave Fiber(1)	$(22,621)	$(21,059)	$(77,472)	$(42,780)
MBI(2)	224	(1,252)	(3,320)	(1,567)
Nextlink	1,446	—	2,851	—
Total	$(20,951)	$(22,311)	$(77,941)	$(44,347)

Other Income (Expense), Net
Old MBI Net Option fair value adjustment	$—	$(8,410)	$—	$(15,610)
New MBI Net Option fair value adjustment	$(15,270)	$—	$(19,940)	$—
Gain on sale of equity investment	$—	$—	$3,199	$—
Mark-to-market adjustments	$(64)	$50	$(5)	$95

(1)The amount for the six months ended June 30, 2025 includes $28.0 million related to non-cash impairment charges recorded by Clearwave Fiber.
(2)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s ~45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended June 30, 2025, the Company recognized $1.9 million of its proportionate share of MBI’s net income and $1.7 million of its proportionate share of basis difference amortization. For the three months ended June 30, 2024, the Company recognized $0.8 million of its proportionate share of MBI's net income and $2.1 million of its proportionate share of basis difference amortization. For the six months ended June 30, 2025, the Company recognized $0.4 million of its proportionate share of MBI’s net income and $3.7 million of its proportionate share of basis difference amortization. For the six months ended June 30, 2024, the Company recognized $3.0 million of its proportionate share of MBI's net income and $4.6 million of its proportionate share of basis difference amortization.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on the fair value as of their respective acquisition dates. The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cable distribution systems	$2,691,228	$2,618,096
Customer premise equipment	381,000	366,636
Other equipment and fixtures	304,846	367,168
Buildings and improvements	147,000	141,286
Capitalized software	65,404	61,533
Construction in progress	132,757	138,064
Land	16,387	16,387
Right-of-use assets	10,041	10,773
Property, plant and equipment, gross	3,748,663	3,719,943
Less: Accumulated depreciation and amortization	(1,968,494)	(1,929,988)
Property, plant and equipment, net	$1,780,169	$1,789,955
Depreciation and amortization expense for property, plant and equipment was $70.6 million and $68.8 million for the three months ended June 30, 2025 and 2024, respectively, and $140.5 million and $137.9 million for the six months ended June 30, 2025 and 2024, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS
During the second quarter of 2025, the Company determined that a triggering event had occurred that required interim impairment assessments of its indefinite-lived intangible assets and goodwill as a result of the decline in the price of the Company's common stock subsequent to its first quarter 2025 earnings release through June 30, 2025.
Based on qualitative assessments of its finite-lived intangible assets, no impairments of such assets were identified. Using the multi-period excess earnings method of the income approach, whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate, to determine fair value, the Company's franchise agreements asset was determined to be impaired by $497.2 million. Using the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate, and the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples, the Company's goodwill was determined to be impaired by $88.8 million. These non-cash charges are included within asset impairments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025.
The change in the Company's goodwill balance was as follows (dollars in thousands):

Goodwill
Balance at December 31, 2024	$929,609
Impairment charge	(88,783)
Balance at June 30, 2025	$840,826
Intangible assets consisted of the following (dollars in thousands):

		June 30, 2025			December 31, 2024
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 - 17	$785,203	$389,331	$395,872	$785,203	$359,432	$425,771
Trademarks and trade names	2.0 - 4.2	8,389	8,381	8	8,389	7,400	989
Wireless licenses	10	4,794	1,171	3,623	4,793	931	3,862
Total finite-lived intangible assets		$798,386	$398,883	$399,503	$798,385	$367,763	$430,622

Indefinite-Lived Intangible Assets
Franchise agreements				$1,605,000			$2,102,233

Total intangible assets, net				$2,004,503			$2,532,855
Intangible asset amortization expense was $15.6 million and $16.5 million for the three months ended June 30, 2025 and 2024, respectively, and $31.1 million and $33.1 million for the six months ended June 30, 2025 and 2024, respectively.

The future amortization of existing finite-lived intangible assets as of June 30, 2025 was as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining six months)	$30,139
2026	55,733
2027	51,841
2028	48,242
2029	47,038
Thereafter	166,510
Total	$399,503
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Credit Facilities (as defined below)	$1,943,808	$2,042,221
Senior Notes (as defined below)	633,107	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	3,108	4,443
Total debt	3,500,023	3,616,664
Less: Unamortized debt discount	(5,598)	(7,725)
Less: Unamortized debt issuance costs	(16,943)	(18,691)
Less: Current portion of long-term debt(1)	(593,573)	(18,712)
Total long-term debt	$2,883,909	$3,571,536

(1)The 2026 Notes (as defined and described below), which mature in March 2026, are classified within the current portion of long-term debt as of June 30, 2025.
Senior Credit Facilities. The fourth amended and restated credit agreement among the Company and its lenders, dated as of February 22, 2023 (as amended and restated, the "Credit Agreement"), provides for senior secured term loans in original aggregate principal amounts of (i) $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of June 30, 2025) (the “Term Loan B-2”), (ii) $775.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of June 30, 2025) (the “Term Loan B-3”) and (iii) $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of June 30, 2025.
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

The Company repaid $85.0 million of outstanding Revolving Credit Facility borrowings and voluntarily prepaid $4.4 million of the outstanding principal of the Term Loan B-4 during the six months ended June 30, 2025. As of June 30, 2025, the Company had $228.0 million of borrowings under the Revolving Credit Facility that bore interest at an average rate of 6.2% per annum, and had $1.02 billion of available borrowing capacity under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of June 30, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$234,375	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.68%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	737,607	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.68%
Term Loan B-4	5/3/2021	800,000	1.0%	743,826	5/3/2028	722,518	SOFR + 11.4 bps	2.00%	6.44%
Total		$1,825,000		$1,715,808		$1,650,963

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
Senior Notes. In November 2020, the Company issued $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semiannually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee.
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
The Company paid $13.0 million to repurchase $16.9 million of outstanding Senior Notes during the three months ended June 30, 2025 and recognized a $3.9 million gain within other income in the condensed consolidated statements of operations and comprehensive income (loss).

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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(2,113)	(3,485)	(5,598)	(3,601)	(4,124)	(7,725)
Less: Unamortized debt issuance costs	(58)	(98)	(156)	(98)	(116)	(214)
Net carrying amount	$572,829	$341,417	$914,246	$571,301	$340,760	$912,061

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970	$—	$1,941	$1,941	$—	$1,941	$1,941
Amortization of discount	748	321	1,069	748	321	1,069	1,488	639	2,127	1,496	642	2,138
Amortization of debt issuance costs	20	9	29	20	9	29	40	18	58	40	18	58
Total interest expense	$768	$1,300	$2,068	$768	$1,300	$2,068	$1,528	$2,598	$4,126	$1,536	$2,601	$4,137

Effective interest rate	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%		0.5%	1.5%
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
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Revolving Credit Facility portion:
Other noncurrent assets	$3,050	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	16,943	18,691
Total	$19,993	$22,445
The Company recorded debt issuance cost amortization of $1.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

The future maturities of outstanding borrowings as of June 30, 2025 were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining six months)	$8,996
2026	592,992
2027	17,992
2028	1,307,700
2029	936,128
Thereafter	633,107
Total	$3,496,915
The Company has entered into a separate letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of June 30, 2025, $9.1 million of letters of credit issuances under said agreement were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of June 30, 2025.
9.    INTEREST RATE SWAPS
The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest rates on its variable rate SOFR debt. Changes in the fair values of the interest rate swaps are reported through other comprehensive income until the underlying hedged debt’s interest expense impacts net income (loss), at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income to net interest expense. Proceeds or payments from the interest rate swaps are included within cash flows from operating activities in the condensed consolidated statements of cash flows.
A summary of the significant terms of the Company’s interest rate swap agreements is as follows (dollars in thousands):

	Entry Date	Effective Date	Maturity Date(1)	Notional Amount	Settlement Type	Settlement Frequency	Fixed Base Rate
Swap A	3/7/2019	3/11/2019	3/11/2029	$850,000	Receive one-month SOFR, pay fixed	Monthly	2.595%
Swap B	3/6/2019	6/15/2020	2/28/2029	350,000	Receive one-month SOFR, pay fixed	Monthly	2.691%
Total				$1,200,000

(1)Each swap may be terminated prior to the scheduled maturity at the election of the Company or the financial institution counterparty under the terms provided in each swap agreement.
The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Current portion:
Prepaid and other current assets	$14,170	$17,659
Noncurrent portion:
Other noncurrent assets	16,825	46,200
Total interest rate swap asset	$30,995	$63,859

Stockholders’ Equity:
Accumulated other comprehensive income	$23,197	$48,291

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest (income) expense	$(5,166)	$(8,195)	$(10,296)	$(16,438)

Unrealized gain (loss) on cash flow hedges, gross	$(13,238)	$(953)	$(32,864)	$72,070
Less: Tax effect	3,130	260	7,770	(17,553)
Unrealized gain (loss) on cash flow hedges, net of tax	$(10,108)	$(693)	$(25,094)	$54,517
The Company does not hold any derivative instruments for speculative trading purposes.
10.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2025 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The fair value hierarchy levels, carrying amounts and related fair value of the Company’s financial assets and liabilities as of June 30, 2025 were as follows (in thousands):

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$68,137	$68,137	$67,998	$67,998
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$30,995	$30,995	$63,859	$63,859
New MBI Net Option	Level 3	$64,180	$64,180	$84,120	$84,120

Liabilities:
Long-term debt (including current portion):
Term loans	Level 2	$1,715,808	$1,661,099	$1,729,221	$1,698,873
Revolving Credit Facility	Level 2	$228,000	$223,440	$313,000	$309,870
Senior Notes	Level 2	$633,107	$497,939	$650,000	$542,750
Convertible Notes	Level 2	$920,000	$810,808	$920,000	$821,342
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

The assumptions used to determine the fair value of the New MBI Net Option consisted of the following:

	June 30, 2025	December 31, 2024
MBI's equity volatility	40.0%	51.0%
MBI's adjusted EBITDA volatility(1)	N/A	20.0%
MBI's adjusted EBITDA risk-adjusted discount rate(1)	N/A	8.0%

(1)The purchase price payable by the Company upon the exercise of the Call Option or Put Option, as applicable, is calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization ("MBI's adjusted EBITDA") for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. As this twelve-month measurement period ended on June 30, 2025, assumptions regarding MBI's adjusted EBITDA volatility and MBI's risk-adjusted discount rate assumptions are no longer applicable when calculating the fair value of the New MBI Net Option.
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. Other than the impairment of the Company's franchise agreements and goodwill recognized in the second quarter of 2025 (refer to note 7), no other impairments were recorded during the six months ended June 30, 2025 or 2024.
11.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 546,635 held at June 30, 2025 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and we may opportunistically and prudently consider buying back shares under our remaining share repurchase authorization, depending on the trading level of our common stock, market conditions and other factors. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since the Company first became publicly traded in 2015 through June 30, 2025, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the six months ended June 30, 2025 or 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock awards, restricted stock units ("RSUs"), dividend equivalent units (together with restricted stock awards and RSUs, "Restricted Stock") and the exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during each of the three months ended June 30, 2025 and 2024 was less than $0.1 million, for which the Company withheld 2 and 76 shares of common stock, respectively. The amounts remitted during the six months ended June 30, 2025 and 2024 were $2.3 million and $2.7 million, for which the Company withheld 1,523 and 2,404 shares of common stock, respectively.

12.    EQUITY-BASED COMPENSATION
The Company's stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held on May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, Restricted Stock, SARs, cash-based awards, performance-based awards and other stock-based awards, including deferred stock units, and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At June 30, 2025, 235,503 shares were available for issuance under the 2022 Plan.
Beginning in 2025, new RSU grants contain retirement eligibility provisions that result in accelerated expensing of awards granted to associates that satisfy certain age and service conditions.
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award (unless any retirement eligibility provisions are satisfied earlier), with forfeitures recognized as incurred. The Company’s equity-based compensation expense, included within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss), was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted Stock	$9,921	$6,866	$21,106	$14,169
SARs	127	245	253	407
Total	$10,048	$7,111	$21,359	$14,576
The Company recognized excess tax shortfalls of $0.5 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and excess tax shortfalls of $2.0 million and $1.7 million during the six months ended June 30, 2025 and 2024, respectively. The deferred tax asset related to all outstanding equity-based awards was $9.3 million and $8.6 million as of June 30, 2025 and December 31, 2024, respectively.
Restricted Stock. A summary of Restricted Stock activity during the six months ended June 30, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	158,665	$660.77
Granted	129,458	$383.66
Forfeited	(9,730)	$558.69
Vested and issued	(20,850)	$880.24
Outstanding as of June 30, 2025	257,543	$507.57

Vested and deferred as of June 30, 2025	10,845	$688.55
At June 30, 2025, there was $44.0 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.5 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

	2025	2024
Risk-free interest rate	4.2%	4.0%
Expected volatility	40.6%	35.4%
Simulation term	2.99 years	2.99 years
Weighted average grant date fair value	$417.46	$603.73

Stock Appreciation Rights. A summary of SARs activity during the six months ended June 30, 2025 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	28,366	$1,028.73	$253.47	$—	3.94
Expired	(11,375)	$748.71	$173.65
Outstanding as of June 30, 2025	16,991	$1,216.20	$306.91	$—	4.00

Exercisable as of June 30, 2025	15,991	$1,175.08	$294.23	$—	3.87
At June 30, 2025, there was no significant unrecognized compensation expense related to SARs.
13.    INCOME TAXES
The Company’s effective tax rate was (22.0)% and 18.9% for the three months ended June 30, 2025 and 2024, respectively, and (24.7)% and 20.9% for the six months ended June 30, 2025 and 2024, respectively. The decreases in the effective tax rates were due primarily to decreases in income tax expense of $129.8 million resulting from the asset impairments recognized in the second quarter of 2025.
14.    OTHER INCOME AND EXPENSE
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Old MBI Net Option fair value adjustment	$—	$(8,410)	$—	$(15,610)
New MBI Net Option fair value adjustment	(15,270)	—	(19,940)	—
C-band spectrum relocation funding(1)	—	7,669	—	7,669
Gain on sale of equity investment	—	—	3,199	—
Gain on extinguishments of debt	3,856	—	3,856	—
Other	42	100	101	185
Other income (expense), net	$(11,372)	$(641)	$(12,784)	$(7,756)

(1)Represents a gain related to C-band spectrum relocation funding received from the federal government.

15.    NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The denominator used in calculating diluted net income (loss) per common share further includes any common shares available to be issued upon vesting or exercise of outstanding equity-based compensation awards if such inclusion would be dilutive, calculated using the treasury stock method, and any common shares to be issued upon conversion of the Convertible Notes, calculated using the if-converted method.
The computation of basic and diluted net income (loss) per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025(1)	2024	2025(1)	2024
Numerator:
Net income (loss) - basic	$(437,976)	$38,152	$(435,369)	$75,502
Add: Convertible Notes interest expense, net of tax	—	1,551	—	3,103
Net income (loss) - diluted	$(437,976)	$39,703	$(435,369)	$78,605

Denominator:
Weighted average common shares outstanding - basic	5,636,683	5,620,592	5,635,255	5,619,669
Effect of dilutive equity-based compensation awards(2)	—	4,542	—	4,006
Effect of dilution from if-converted Convertible Notes(3)	—	404,248	—	404,248
Weighted average common shares outstanding - diluted	5,636,683	6,029,382	5,635,255	6,027,923

Net Income (Loss) per Common Share:
Basic	$(77.70)	$6.79	$(77.26)	$13.44
Diluted	$(77.70)	$6.58	$(77.26)	$13.04

Supplemental Net Income (Loss) per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(2)	126,361	82,363	126,361	82,363

(1)Because the Company incurred net losses for the three and six months ended June 30, 2025, diluted net loss per share is equal to basic net loss per share for each period. Therefore, no adjustments are shown to the respective numerators or denominators within the table.
(2)Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income (loss) per common share calculation.
(3)Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding for all periods presented.
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
As of June 30, 2025, with the exception of debt payments (refer to note 8 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2024 Form 10-K.
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
Overview
We are a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Through Sparklight®, the brand our customers know and trust, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of June 30, 2025, approximately 74% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.1 million residential and business customers out of approximately 2.9 million passings as of June 30, 2025. Of these customers, approximately 1,031,000 subscribed to data services, 102,000 subscribed to video services and 99,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first six months of 2025, they are residential data (59.7%), business data (15.1%) and residential video (13.0%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
We focus on growing our higher margin businesses, namely residential data and business data services. Our strategy acknowledges the industry-wide trends of declining profitability of video services and declining revenues from residential voice services. The declining profitability of video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less, while more recently supplementing our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. This strategy has focused on increasing adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long-term.
Excluding the effects of acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We have experienced significant growth in residential data customers and revenues since 2013 and we expect growth for this product line to continue over the long-term, supplemented by growth in related services, such as intelligent Wi-Fi and network security solutions, that we are focused on growing. We believe upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue growing average monthly revenue per unit ("ARPU") from our existing customers over the long-term and capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises ("fiber") or hybrid fiber-coaxial network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. We believe that the capacity and reliability of our networks is equal to or exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers.

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
We expect to continue to devote financial resources to infrastructure improvements in existing and acquired markets as well as to expand high-speed data service in areas adjacent to our existing network. We believe these investments are necessary to continually meet our customers’ needs and remain competitive. The capital enhancements associated with acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from analog video services; implementing 32-channel bonding; deploying DOCSIS 4.0; consolidating back office functions such as billing, accounting and service provisioning; migrating products to Cable One platforms; and expanding our high-capacity fiber network.
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

Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$381,072	$394,461	$(13,389)	(3.4)%
Total costs and expenses(1)	$870,395	$284,324	$586,071	206.1%
Income (loss) from operations(1)	$(489,323)	$110,137	$(599,460)	NM
Net income (loss)(1)	$(437,976)	$38,152	$(476,128)	NM
Cash flows from operating activities	$144,942	$155,548	$(10,606)	(6.8)%
Cash flows from investing activities	$(74,037)	$(92,766)	$18,729	(20.2)%
Cash flows from financing activities	$(67,117)	$(71,997)	$4,880	(6.8)%
Adjusted EBITDA(2)	$203,214	$212,372	$(9,158)	(4.3)%
Capital expenditures	$68,374	$71,592	$(3,218)	(4.5)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues	$761,673	$798,774	$(37,101)	(4.6)%
Total costs and expenses(1)	$1,155,321	$568,775	$586,546	103.1%
Income (loss) from operations(1)	$(393,648)	$229,999	$(623,647)	NM
Net income (loss)(1)	$(435,369)	$75,502	$(510,871)	NM
Cash flows from operating activities	$261,274	$320,298	$(59,024)	(18.4)%
Cash flows from investing activities	$(130,593)	$(162,738)	$32,145	(19.8)%
Cash flows from financing activities	$(131,436)	$(146,331)	$14,895	(10.2)%
Adjusted EBITDA(2)	$405,927	$429,425	$(23,498)	(5.5)%
Capital expenditures	$139,504	$137,479	$2,025	1.5%

NM = Not meaningful
(1)Includes $586.0 million of non-cash asset impairment charges. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information on these expenses.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss).

Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of June 30,		Annual Net Gain (Loss)
	2025	2024	Change	% Change
Residential data PSUs	932.0	963.2	(31.2)	(3.2)%
Residential video PSUs	96.2	118.8	(22.5)	(19.0)%
Residential voice PSUs	62.1	72.7	(10.6)	(14.6)%
Total residential PSUs	1,090.4	1,154.7	(64.3)	(5.6)%

Business data PSUs	99.3	99.6	(0.3)	(0.3)%
Business video PSUs	6.1	7.2	(1.2)	(16.4)%
Business voice PSUs	37.3	38.9	(1.6)	(4.1)%
Total business services PSUs	142.7	145.7	(3.1)	(2.1)%

Total data PSUs	1,031.3	1,062.8	(31.5)	(3.0)%
Total video PSUs	102.3	126.0	(23.7)	(18.8)%
Total voice PSUs	99.4	111.6	(12.2)	(10.9)%
Total PSUs	1,233.0	1,300.4	(67.4)	(5.2)%

Residential customer relationships	955.8	992.9	(37.1)	(3.7)%
Business customer relationships	104.7	102.8	1.8	1.8%
Total customer relationships	1,060.5	1,095.7	(35.2)	(3.2)%

Passings	2,870.5	2,809.2	61.4	2.2%
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
Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024
Revenues
Revenues by service offering for the three months ended June 30, 2025 and 2024, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2025		2024		2025 vs. 2024
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$229,336	60.2%	$230,404	58.4%	$(1,068)	(0.5)%
Residential video	48,158	12.6%	57,178	14.5%	(9,020)	(15.8)%
Residential voice	6,733	1.8%	8,203	2.1%	(1,470)	(17.9)%
Business data	57,385	15.1%	56,687	14.4%	698	1.2%
Business other	16,515	4.3%	18,663	4.7%	(2,148)	(11.5)%
Other	22,945	6.0%	23,326	5.9%	(381)	(1.6)%
Total revenues	$381,072	100.0%	$394,461	100.0%	$(13,389)	(3.4)%
ARPU for the indicated service offerings for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Residential data	$81.23	$79.36	$1.87	2.4%
Residential video	$162.52	$155.95	$6.57	4.2%
Residential voice	$35.41	$36.75	$(1.34)	(3.6)%
Business services	$234.93	$244.52	$(9.59)	(3.9)%
Residential data service revenues decreased $1.1 million, or 0.5%, due primarily to a decrease in residential data subscribers, partially offset by a 2.4% increase in ARPU.
Residential video service revenues decreased $9.0 million, or 15.8%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the first quarter of 2025.
Residential voice service revenues decreased $1.5 million, or 17.9%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $0.7 million, or 1.2%.
Business other revenues decreased $2.1 million, or 11.5%, due primarily to a decrease in business video subscribers.

Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $102.4 million for the three months ended June 30, 2025 and decreased $3.5 million, or 3.3%, compared to the three months ended June 30, 2024. The decrease in operating expenses was primarily attributable to $5.2 million of lower programming and franchise costs as a result of video customer losses and a $1.1 million decrease in health insurance costs, partially offset by increases of $1.3 million in maintenance costs, $1.0 million in software costs and $0.7 million in professional services fees. Operating expenses as a percentage of revenues were 26.9% and 26.8% for the three months ended June 30, 2025 and 2024, respectively.
Selling, general and administrative expenses were $92.0 million for the three months ended June 30, 2025 and increased $1.2 million, or 1.4%, compared to the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily attributable to a $5.0 million increase in billing system conversion costs, partially offset by a $3.9 million decrease in labor and other compensation-related costs. Selling, general and administrative expenses as a percentage of revenues were 24.1% and 23.0% for the three months ended June 30, 2025 and 2024, respectively.
Depreciation and amortization expense was $86.1 million for the three months ended June 30, 2025 and increased $0.8 million, or 0.9%, compared to the three months ended June 30, 2024. Depreciation and amortization expense as a percentage of revenues was 22.6% and 21.6% for the three months ended June 30, 2025 and 2024, respectively.
Asset impairments totaled $586.0 million for the three months ended June 30, 2025, consisting of $497.2 million and $88.8 million of non-cash impairments related to our indefinite-lived franchise agreements and goodwill, respectively. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information.
Interest Expense, Net
Interest expense, net, was $33.9 million for the three months ended June 30, 2025 and decreased $1.1 million, or 3.0%, compared to the three months ended June 30, 2024 due primarily to a decrease in interest rates and lower outstanding debt balances.
Other Income (Expense), Net
Other expense, net, was $11.4 million for the three months ended June 30, 2025 and consisted primarily of a $15.3 million non-cash loss on fair value adjustment associated with the New MBI Net Option, partially offset by a $3.9 million gain on extinguishments of debt. Other expense, net, was $0.6 million for the three months ended June 30, 2024 and consisted primarily of an $8.4 million non-cash loss on fair value adjustment associated with the Old MBI Net Option, partially offset by a $7.7 million gain related to C-band spectrum relocation funding received from the federal government.
Income Tax Provision (Benefit)
Income tax benefit was $117.6 million and income tax provision was $14.1 million for the three months ended June 30, 2025 and 2024, respectively, and our effective tax rate was (22.0)% and 18.9% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate was due primarily to a decrease in income tax expense of $129.8 million resulting from the asset impairments recognized in the second quarter of 2025.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $21.0 million for the three months ended June 30, 2025 and consisted primarily of our $22.6 million proportionate share of net loss from our Clearwave Fiber investment, partially offset by our $1.4 million proportionate share of net income from our Nextlink investment. Equity method investment loss was $22.3 million for the three months ended June 30, 2024 and consisted of our $21.1 million and $1.3 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (Loss)
Net loss was $438.0 million for the three months ended June 30, 2025 compared to net income of $38.2 million for the three months ended June 30, 2024, driven largely by the non-cash asset impairments totaling $456.2 million, net of tax, discussed above.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $10.1 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively. The $9.4 million increase was due to a larger decline in forward interest rates during the three months ended June 30, 2025 compared to the prior year period.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024
Revenues
Revenues by service offering for the six months ended June 30, 2025 and 2024, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Six Months Ended June 30,
	2025		2024		2025 vs. 2024
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$454,457	59.7%	$466,223	58.4%	$(11,766)	(2.5)%
Residential video	98,962	13.0%	117,536	14.7%	(18,574)	(15.8)%
Residential voice	13,777	1.8%	16,763	2.1%	(2,986)	(17.8)%
Business data	114,678	15.1%	113,328	14.2%	1,350	1.2%
Business other	33,399	4.4%	37,849	4.7%	(4,450)	(11.8)%
Other	46,400	6.1%	47,075	5.9%	(675)	(1.4)%
Total revenues	$761,673	100.0%	$798,774	100.0%	$(37,101)	(4.6)%
ARPU for the indicated service offerings for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Residential data	$80.09	$80.58	$(0.49)	(0.6)%
Residential video	$161.96	$154.86	$7.10	4.6%
Residential voice	$35.46	$36.75	$(1.29)	(3.5)%
Business services	$234.44	$245.24	$(10.80)	(4.4)%
Residential data service revenues decreased $11.8 million, or 2.5%, due primarily to a decrease in residential data subscribers.
Residential video service revenues decreased $18.6 million, or 15.8%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the first quarter of 2025.
Residential voice service revenues decreased $3.0 million, or 17.8%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $1.4 million, or 1.2%.
Business other revenues decreased $4.4 million, or 11.8%, due primarily to a decrease in business video subscribers.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $202.2 million for the six months ended June 30, 2025 and decreased $10.2 million, or 4.8%, compared to the six months ended June 30, 2024. The decrease in operating expenses was primarily attributable to $10.7 million of lower programming and franchise costs as a result of video customer losses, a $2.0 million decrease in labor and other compensation-related costs and a $1.3 million reduction in network backbone costs, partially offset by increases of $1.4 million in professional services fees, $1.4 million in maintenance costs and $1.2 million in software costs. Operating expenses as a percentage of revenues were 26.5% and 26.6% for the six months ended June 30, 2025 and 2024, respectively.
Selling, general and administrative expenses were $187.4 million for the six months ended June 30, 2025 and increased $6.3 million, or 3.4%, compared to the six months ended June 30, 2024. The increase in selling, general, and administrative expenses was primarily attributable to an $8.6 million increase in billing system conversion costs, a $1.1 million increase in insurance costs and a $0.9 million increase in acquisition-related costs, partially offset by a $3.9 million decrease in labor and other compensation-related costs and a $1.1 million decrease in bad debt expense. Selling, general and administrative expenses as a percentage of revenues were 24.6% and 22.7% for the six months ended June 30, 2025 and 2024, respectively.
Depreciation and amortization expense was $171.6 million for the six months ended June 30, 2025 and increased $0.6 million, or 0.4%, compared to the six months ended June 30, 2024. Depreciation and amortization expense as a percentage of revenues was 22.5% and 21.4% for the six months ended June 30, 2025 and 2024, respectively.

Asset impairments totaled $586.0 million for the six months ended June 30, 2025, consisting of $497.2 million and $88.8 million of non-cash impairments related to our indefinite-lived franchise agreements and goodwill, respectively. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information.
Interest Expense, Net
Interest expense, net, was $68.4 million for the six months ended June 30, 2025 and decreased $2.4 million, or 3.4%, compared to the six months ended June 30, 2024 due primarily to a decrease in interest rates and lower outstanding debt balances.
Other Income (Expense), Net
Other expense, net, was $12.8 million for the six months ended June 30, 2025 and consisted primarily of a $19.9 million non-cash loss on fair value adjustment associated with the New MBI Net Option, partially offset by a $3.9 million gain on extinguishments of debt and a $3.2 million gain on sale of an equity investment. Other expense, net, was $7.8 million for the six months ended June 30, 2024 and consisted primarily of a $15.6 million non-cash loss on fair value adjustment associated with the Old MBI Net Option, partially offset by a $7.7 million gain related to C-band spectrum relocation funding received from the federal government.
Income Tax Provision (Benefit)
Income tax benefit was $117.4 million and income tax provision was $31.6 million for the six months ended June 30, 2025 and 2024, respectively, and our effective tax rate was (24.7)% and 20.9% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate was due primarily to a decrease in income tax expense of $129.8 million resulting from the asset impairments recognized in the second quarter of 2025.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $77.9 million for the six months ended June 30, 2025 and consisted of our $77.5 million and $3.3 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively, partially offset by our $2.9 million proportionate share of net income from our Nextlink investment. Equity method investment loss was $44.3 million for the six months ended June 30, 2024 and consisted of our $42.8 million and $1.6 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (Loss)
Net loss was $435.4 million for the six months ended June 30, 2025 compared to net income of $75.5 million for the six months ended June 30, 2024, driven largely by the non-cash asset impairments totaling $456.2 million, net of tax, discussed above.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $25.1 million for the six months ended June 30, 2025 compared to a $17.6 million unrealized gain for the six months ended June 30, 2024. The $42.7 million change was due to due to a decline in forward interest rates during the six months ended June 30, 2025 compared to an increase in forward interest rates in the prior year period.

Use of Adjusted EBITDA
We use certain measures that are not defined by GAAP to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income (loss) reported in accordance with GAAP. Adjusted EBITDA is reconciled to net income (loss) below, the most directly comparable GAAP financial measure.
Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, net equity method investment (income) loss, asset impairments, executive search costs, net other (income) expense and any special items, as applicable, provided in the reconciliation tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended June 30,		2025 vs. 2024
(dollars in thousands)	2025	2024	$ Change	% Change
Net income (loss)	$(437,976)	$38,152	$(476,128)	NM

Plus: Interest expense, net	33,905	34,964	(1,059)	(3.0)%
Income tax provision (benefit)	(117,575)	14,069	(131,644)	NM
Depreciation and amortization	86,118	85,314	804	0.9%
Equity-based compensation	10,048	7,111	2,937	41.3%
Severance and contract termination costs	—	5,544	(5,544)	(100.0)%
Acquisition-related costs	95	209	(114)	(54.5)%
(Gain) loss on asset sales and disposals, net	3,908	2,395	1,513	63.2%
System conversion costs	6,183	1,230	4,953	NM
Rebranding costs	—	432	(432)	(100.0)%
Equity method investment (income) loss, net	20,951	22,311	(1,360)	(6.1)%
Asset impairments	586,017	—	586,017	NM
Executive search costs	168	—	168	NM
Other (income) expense, net	11,372	641	10,731	NM

Adjusted EBITDA	$203,214	$212,372	$(9,158)	(4.3)%

NM = Not meaningful.

	Six Months Ended June 30,		2025 vs. 2024
(dollars in thousands)	2025	2024	$ Change	% Change
Net income (loss)	$(435,369)	$75,502	$(510,871)	NM

Plus: Interest expense, net	68,368	70,748	(2,380)	(3.4)%
Income tax provision (benefit)	(117,372)	31,646	(149,018)	NM
Depreciation and amortization	171,583	170,955	628	0.4%
Equity-based compensation	21,359	14,576	6,783	46.5%
Severance and contract termination costs	328	6,647	(6,319)	(95.1)%
Acquisition-related costs	1,528	598	930	155.5%
(Gain) loss on asset sales and disposals, net	8,104	4,303	3,801	88.3%
System conversion costs	10,488	1,915	8,573	NM
Rebranding costs	—	432	(432)	(100.0)%
Equity method investment (income) loss, net	77,941	44,347	33,594	75.8%
Asset impairments	586,017	—	586,017	NM
Executive search costs	168	—	168	NM
Other (income) expense, net	12,784	7,756	5,028	64.8%

Adjusted EBITDA	$405,927	$429,425	$(23,498)	(5.5)%

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
MBI's total revenues for the twelve months ended June 30, 2025 were approximately $320 million and MBI had approximately 210,000 residential and business data customers and a network footprint with approximately 675,000 passings as of June 30, 2025. Based on currently available information, if the Call Option or Put Option is exercised, we estimate that (i) the Call Price or Put Price payable by us for the equity interests of MBI that we do not already own will range between approximately $460 million and $510 million; and (ii) MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $845 million to $895 million. These estimates are based on MBI’s past performance and current forecasts and are subject to numerous assumptions and risks including, without limitation, factors that could impact MBI, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Should the underlying assumptions prove incorrect, or if any of those risks materialize, the actual Call Price or Put Price payable upon the closing of an exercise of the Call Option or Put Option and the amount of MBI’s indebtedness outstanding at that time may differ from the estimated amounts described above.
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
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$261,274	$320,298	$(59,024)	(18.4)%
Net cash used in investing activities	(130,593)	(162,738)	32,145	(19.8)%
Net cash used in financing activities	(131,436)	(146,331)	14,895	(10.2)%
Change in cash and cash equivalents	(755)	11,229	(11,984)	(106.7)%
Cash and cash equivalents, beginning of period	153,631	190,289	(36,658)	(19.3)%
Cash and cash equivalents, end of period	$152,876	$201,518	$(48,642)	(24.1)%

The $59.0 million year-over-year decrease in net cash provided by operating activities was primarily attributable to unfavorable changes in working capital and a decrease in Adjusted EBITDA.
The $32.1 million year-over-year decrease in net cash used in investing activities was due primarily to $20.0 million of cash paid for an equity investment in the prior year period that did not recur, $10.7 million of proceeds from the sale of an equity investment during the current year period and a $3.3 million reduction in cash paid for capital expenditures.
The $14.9 million year-over-year decrease in net cash used in financing activities was due primarily to the suspension of the Company's dividend in the second quarter of 2025, partially offset by higher debt repayments.
On May 20, 2022, the Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions. Since we first became publicly traded in 2015 through June 30, 2025, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We may, from time to time, continue to opportunistically repurchase shares depending on the trading price of our common stock, market conditions and other factors. We did not repurchase any shares during the six months ended June 30, 2025 or 2024.
In the second quarter of 2025, after careful consideration and extensive review of our capital allocation strategy, we decided to suspend the quarterly cash dividend paid on common shares. This change represents dividend cost savings of approximately $67 million annually, and in excess of $200 million over the next three years. We anticipate being able to allocate these funds to the repayment of debt, refinancing support and ongoing investment in organic growth initiatives.
On July 4, 2025, the “One Big Beautiful Bill Act” (the "OBBBA") was enacted into law, which extends and modifies certain provisions of the existing tax law. We generally anticipate the OBBBA will result in a reduction to our current income tax liabilities. As the legislation was signed into law after June 30, 2025, it had no impact on our financial results for the three and six months ended June 30, 2025. We are currently assessing the OBBBA’s anticipated impact on our future financial results.
Financing Activity
Senior Credit Facilities
The Credit Agreement provides for the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of June 30, 2025.
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

We repaid $85.0 million of outstanding Revolving Credit Facility borrowings and voluntarily prepaid $4.4 million of the outstanding principal of the Term Loan B-4 during the six months ended June 30, 2025. As of June 30, 2025, we had $228.0 million of borrowings under the Revolving Credit Facility that bore interest at an average rate of 6.2% per annum, and had $1.02 billion of committed excess liquidity under the Revolving Credit Facility. A summary of our outstanding term loans as of June 30, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$234,375	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.68%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	737,607	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.68%
Term Loan B-4	5/3/2021	800,000	1.0%	743,826	5/3/2028	722,518	SOFR + 11.4 bps	2.00%	6.44%
Total		$1,825,000		$1,715,808		$1,650,963

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
In July 2025, we repaid an additional $25.0 million of outstanding Revolving Credit Facility borrowings.
Senior Notes
In November 2020, we completed the offering of $650.0 million aggregate principal amount of Senior Notes due 2030. The Senior Notes bear interest at a rate of 4.00% per annum payable semiannually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantee our obligations under our Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million.
We paid $13.0 million to repurchase $16.9 million of outstanding Senior Notes during the three months ended June 30, 2025 and recognized a $3.9 million gain within other income in the condensed consolidated statements of operations and comprehensive income (loss).
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

Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Revolving Credit Facility portion:
Other noncurrent assets	$3,050	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	16,943	18,691
Total	$19,993	$22,445
We recorded debt issuance cost amortization of $1.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The unamortized debt discount associated with the Convertible Notes was $5.6 million and $7.7 million as of June 30, 2025 and December 31, 2024, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended June 30, 2025 and 2024, and $2.1 million for both the six months ended June 30, 2025 and 2024 within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
We have entered into a separate letter of credit agreement which provides for an additional $75.0 million of letter of credit issuing capacity, of which $9.1 million was utilized as of June 30, 2025.
We were in compliance with all debt covenants as of June 30, 2025.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $5.2 million and $8.2 million on interest rate swaps during the three months ended June 30, 2025 and 2024, respectively, and income of $10.3 million and $16.4 million during the six months ended June 30, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
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
Our capital expenditures by category for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer premise equipment(1)	$11,104	$15,411	$27,673	$19,040
Commercial(2)	5,499	2,955	10,676	11,190
Scalable infrastructure(3)	7,211	9,472	16,393	18,006
Line extensions(4)	17,366	18,372	31,887	33,634
Upgrade/rebuild(5)	4,261	7,288	7,660	15,519
Support capital(6)	22,933	18,094	45,215	40,090
Total	$68,374	$71,592	$139,504	$137,479

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
Contractual Obligations and Contingent Commitments
As of June 30, 2025, with the exception of debt payments (refer to note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2024 Form 10-K.
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
Except as set forth below, there have been no material changes to our critical accounting policy and estimate disclosures described in our 2024 Form 10-K.

Impairment Assessments
During the second quarter of 2025, we determined that a triggering event had occurred that required interim impairment assessments of our indefinite-lived intangible assets and goodwill as a result of the decline in the price of our common stock subsequent to our first quarter 2025 earnings release through June 30, 2025.
We performed a qualitative assessment of events and changes in circumstances that occurred since the last impairment assessments of our long-lived assets, consisting primarily of our finite-lived customer relationship intangible assets and property, plant and equipment, in the fourth quarter of 2024. Based on such results, and given the accelerated basis on which nearly all of our customer relationship assets are amortized, as well as the use of undiscounted versus discounted cash flows, we concluded that none of our long-lived assets were impaired as of June 30, 2025.
We performed a quantitative impairment assessment of our indefinite-lived franchise agreements intangible asset as of June 30, 2025 and determined that the fair value of such asset was less than its existing $2.1 billion carrying value, resulting in a non-cash impairment charge of $497.2 million. The decline in fair value was a result of reduced estimated future cash flows due to increased competition in certain of our markets, and an increased discount rate. Fair value was determined using the multi-period excess earnings method of the income approach whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate. A 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $166 million, while a 100 basis point decrease would increase fair value by $200 million.
We also performed a quantitative goodwill impairment assessment as of June 30, 2025 and determined that, after making the adjustments for the asset impairment discussed above, the implied fair value of goodwill was below its existing $929.6 million carrying value, resulting in a non-cash impairment charge of $88.8 million. Fair value was determined using i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate and ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples. A 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $178 million, while a 100 basis point decrease would increase fair value by $220 million. A 1.0x change in selected multiple would change the resulting fair value by $382 million. After the impairment, the implied control premium on the Company's enterprise value was approximately 20%, which is consistent with market transactions and companies with similar capitalization profiles.

We may record additional impairments in future periods should estimated future cash flows decline, discount rates increase and/or our stock price significantly declines, indicating fair values may have fallen below carrying values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates, which could materially impact the determination of fair value or impairment, or both.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2024 Form 10-K other than as set forth below.
As of June 30, 2025, we had $633.1 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of June 30, 2025, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $497.9 million, $544.8 million and $266.0 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out an evaluation as of June 30, 2025 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
Other than the additional risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.
Our intangible assets and goodwill have been subject to impairment, which has adversely affected our results of operations and assets. If intangible assets or goodwill are subject to further impairment in the future, our results of operations and total assets could be adversely impacted even further.
Our intangible assets and goodwill represent a substantial amount of our total assets. During the three months ended June 30, 2025, due to a decline in our stock price, we identified an intangible asset and goodwill impairment assessment triggering event. As a result of the ensuing assessments, we recognized asset impairments totaling $586.0 million consisting of $497.2 million and $88.8 million of non-cash impairments associated with our indefinite-lived franchise agreements intangible asset and goodwill, respectively, reducing the franchise agreements' carrying value from $2.1 billion to $1.6 billion and the goodwill carrying value from $929.6 million to $840.8 million. As of June 30, 2025, after the recognition of these asset impairments, the fair values of our franchise agreements and goodwill are equal to their respective carrying values. Various estimates and assumptions requiring management's judgment were utilized to determine the fair values for these assets, but future events and changes in circumstances could result in changes to these estimates and assumptions. We cannot accurately predict the likelihood or potential amount and timing of any further impairments of intangible assets or goodwill. Should the fair values of our intangible assets or goodwill decline further in future periods, additional impairment charges may be recognized. Such charges could be material, adversely impacting our earnings and total assets.
Our ability to identify, hire and transition to a new CEO is critical to our business, financial condition and results of operations.
On June 3, 2025, we announced that our current CEO will be retiring as the Chair of our Board, President and CEO on the earlier of December 31, 2025 or the date her successor commences employment as our new CEO. Our current CEO is expected to remain as a senior advisor thereafter through January 3, 2027 to facilitate an orderly leadership transition. Our Board is actively working with a global executive search firm to hire our next CEO. The successful hiring of the appropriate person to be our next CEO is critical to the success of the business. Hiring a person with the requisite skill set, experience and expertise in our industry can be difficult and time-consuming. The subsequent onboarding and transition process will take time and could result in changes in business strategies, operations and processes, which could negatively impact our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2025 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2025(2)	1	$260.06	—	$143,104
May 1 to 31, 2025	—	$—	—	$143,104
June 1 to 30, 2025(2)	1	$141.08	—	$143,104
Total	2	$200.57	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) under the Share Repurchase Program, which was announced on May 23, 2022. The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions. The size and timing of these purchases are based on a number of factors, including share price and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of Restricted Stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
Adoption of the Cable One, Inc. 2025 Executive Severance Plan
On July 29, 2025, the Compensation and Talent Management Committee of the Board approved the adoption of the Cable One, Inc. 2025 Executive Severance Plan (the “Plan”) effective as of July 29, 2025. The Plan was adopted in order to provide severance benefits to eligible employees whose employment with the Company and its Affiliates (as defined in the Plan) terminates upon certain circumstances (other than in connection with a change in control transaction).
The Plan covers certain executives of the Company, including the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief People Officer and other executive officers with a title of Senior Vice President or Vice President, and will provide severance benefits in the event of a termination of employment that constitutes a “Qualifying Event” (as defined in the Plan), which means (i) the Company’s termination of the participant’s employment without “Cause” (as defined in the Plan); or (ii) the participant’s voluntary resignation of employment for “Good Reason” (as defined in the Plan). The Plan does not provide for any excise tax gross-up provisions and is not intended to duplicate any benefits under other Company plans or programs, including any benefits that may become payable under the Company’s 2022 Senior Executive Severance Pay Plan.
If benefits under the Plan are triggered, then the participants generally would be entitled to receive (a) a lump sum cash payment equal to 18 months (for Vice Presidents, 9 months) of such participant’s base salary; (b) a lump sum cash payment equal to such participant’s target annual cash incentive bonus for the year of the Qualifying Event; (c) accelerated vesting in full of such participant’s outstanding equity awards that were granted prior to January 1, 2026, with performance-based vesting restricted stock units vesting at target levels if the Qualifying Event occurs prior to completion of the applicable performance period; and (d) a lump sum cash payment equal to 18 times (for Vice Presidents, 9 times) the monthly premium required to continue group health care coverage based on monthly COBRA premiums in effect at the time of termination of employment.
Any benefits payable under the Plan are subject to execution of an agreement by the Plan participant releasing claims against the Company. Under the terms of the Plan, participants are also obligated to comply with the non-compete, non-solicitation and other restrictive covenants set forth in the Company’s Clawback Policy, equity award agreements and any other agreements between the participant and the Company. In the event that a participant violates the restrictive covenants applicable to him or her, then such participant would be obligated to repay their Plan benefits to the Company and would forfeit all unpaid benefits under the Plan.
The foregoing summary is qualified in its entirety by the Plan, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1
Retirement Agreement and General Release of Claims for Julia M. Laulis, dated May 29, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on June 3, 2025).+

10.2	Cable One, Inc. 2025 Executive Severance Plan dated July 29, 2025.*+

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: July 31, 2025

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: July 31, 2025