Form 10-Q
period 2025-09-30
Cable One, Inc.
filed 2025-11-07
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of October 31, 2025
Common stock, par value $0.01	5,635,177

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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$166,649	$153,631
Accounts receivable, net	60,434	57,742
Prepaid and other current assets	73,441	67,862
Total Current Assets	300,524	279,235
Equity investments	651,645	815,812
Property, plant and equipment, net	1,780,418	1,789,955
Intangible assets, net	1,989,431	2,532,855
Goodwill	840,826	929,609
Other noncurrent assets	131,547	178,429
Total Assets	$5,694,391	$6,525,895

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$164,515	$167,271
Deferred revenue	23,097	27,889
Current portion of long-term debt	593,555	18,712
Total Current Liabilities	781,167	213,872
Long-term debt	2,687,106	3,571,536
Deferred income taxes	767,445	914,042
Other noncurrent liabilities	26,877	30,413
Total Liabilities	4,262,595	4,729,863

Commitments and contingencies (refer to note 16)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,635,043 and 5,619,365 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	62	62
Additional paid-in capital	671,927	639,288
Retained earnings	1,342,175	1,708,244
Accumulated other comprehensive income (loss)	19,913	48,100
Treasury stock, at cost (540,356 and 556,034 shares held as of September 30, 2025 and December 31, 2024, respectively)	(602,281)	(599,662)
Total Stockholders' Equity	1,431,796	1,796,032
Total Liabilities and Stockholders' Equity	$5,694,391	$6,525,895
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Revenues	$376,012	$393,555	$1,137,684	$1,192,329
Costs and Expenses:
Operating (excluding depreciation and amortization)	96,038	104,603	298,242	316,961
Selling, general and administrative	100,835	88,443	288,248	269,603
Depreciation and amortization	83,347	85,165	254,930	256,119
(Gain) loss on asset sales and disposals, net	1,066	5,045	9,171	9,348
Asset impairments	—	—	586,017	—
Total Costs and Expenses	281,286	283,256	1,436,608	852,031
Income (loss) from operations	94,726	110,299	(298,924)	340,298
Interest expense, net	(32,019)	(34,210)	(100,386)	(104,957)
Other income (expense), net	71,809	5,252	59,026	(2,504)
Income (loss) before income taxes and equity method investment income (loss), net	134,516	81,341	(340,284)	232,837
Income tax (provision) benefit	(25,762)	(15,870)	91,610	(47,516)
Income (loss) before equity method investment income (loss), net	108,754	65,471	(248,674)	185,321
Equity method investment income (loss), net	(22,222)	(21,256)	(100,163)	(65,603)
Net income (loss)	$86,532	$44,215	$(348,837)	$119,718

Net Income (Loss) per Common Share:
Basic	$15.33	$7.86	$(61.87)	$21.30
Diluted	$14.52	$7.58	$(61.87)	$20.62
Weighted Average Common Shares Outstanding:
Basic	5,642,948	5,622,512	5,637,847	5,620,623
Diluted	6,068,638	6,037,624	5,637,847	6,031,163

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(3,093)	$(31,159)	$(28,187)	$(13,578)
Comprehensive income (loss)	$83,439	$13,056	$(377,024)	$106,140
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2025	5,628,764	$62	$660,647	$1,255,643	$23,006	$(601,964)	$1,337,394
Net income	—	—	—	86,532	—	—	86,532
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(3,093)	—	(3,093)
Equity-based compensation	—	—	11,280	—	—	—	11,280
Issuance of equity awards, net of forfeitures	6,285	—	—	—	—	—	—
Withholding tax for equity awards	(6)	—	—	—	—	(317)	(317)
Balance at September 30, 2025	5,635,043	$62	$671,927	$1,342,175	$19,913	$(602,281)	$1,431,796

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2024	5,619,200	$62	$622,150	$1,803,232	$54,326	$(599,510)	$1,880,260
Net income	—	—	—	44,215	—	—	44,215
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(31,159)	—	(31,159)
Equity-based compensation	—	—	8,356	—	—	—	8,356
Issuance of equity awards, net of forfeitures	(17)	—	—	—	—	—	—
Withholding tax for equity awards	(106)	—	—	—	—	(38)	(38)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,030)	—	—	(17,030)
Balance at September 30, 2024	5,619,077	$62	$630,506	$1,830,417	$23,167	$(599,548)	$1,884,604
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	5,619,365	$62	$639,288	$1,708,244	$48,100	$(599,662)	$1,796,032
Net loss	—	—	—	(348,837)	—	—	(348,837)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(28,187)	—	(28,187)
Equity-based compensation	—	—	32,639	—	—	—	32,639
Issuance of equity awards, net of forfeitures	17,207	—	—	—	—	—	—
Withholding tax for equity awards	(1,529)	—	—	—	—	(2,619)	(2,619)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,232)	—	—	(17,232)
Balance at September 30, 2025	5,635,043	$62	$671,927	$1,342,175	$19,913	$(602,281)	$1,431,796

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	5,616,987	$62	$607,574	$1,761,667	$36,745	$(596,778)	$1,809,270
Net income	—	—	—	119,718	—	—	119,718
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(13,578)	—	(13,578)
Equity-based compensation	—	—	22,932	—	—	—	22,932
Issuance of equity awards, net of forfeitures	4,600	—	—	—	—	—	—
Withholding tax for equity awards	(2,510)	—	—	—	—	(2,770)	(2,770)
Dividends paid to stockholders ($8.85 per common share)	—	—	—	(50,968)	—	—	(50,968)
Balance at September 30, 2024	5,619,077	$62	$630,506	$1,830,417	$23,167	$(599,548)	$1,884,604
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(348,837)	$119,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	254,930	256,119
Amortization of debt discount and issuance costs	6,915	6,620
Equity-based compensation	32,639	22,932
Gain on debt extinguishments	(7,012)	—
Change in deferred income taxes	(137,903)	(30,090)
(Gain) loss on asset sales and disposals, net	9,171	9,348
Gain on sales of equity investments	(70,552)	—
Equity method investment (income) loss, net	100,163	65,603
Fair value adjustments	17,857	10,167
Asset impairments	586,017	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,692)	35,724
Prepaid and other current assets	(11,708)	(2,233)
Accounts payable and accrued liabilities	(804)	10,983
Deferred revenue	(4,792)	(1,245)
Other	(5,599)	(7,139)
Net cash provided by operating activities	417,793	496,507

Cash flows from investing activities:
Purchase of business	—	(4,326)
Cash paid for equity investment	—	(20,000)
Capital expenditures	(211,269)	(214,449)
Change in accrued expenses related to capital expenditures	(1,666)	(5,789)
Purchase of wireless licenses	—	(625)
Proceeds from sales of property, plant and equipment	514	3,138
Proceeds from sales of equity investments	133,944	—
Net cash used in investing activities	(78,477)	(242,051)

Cash flows from financing activities:
Payments on long-term debt	(306,447)	(164,366)
Payment of withholding tax for equity awards	(2,619)	(2,770)
Dividends paid to stockholders	(17,232)	(50,968)
Net cash used in financing activities	(326,298)	(218,104)

Change in cash and cash equivalents	13,018	36,352
Cash and cash equivalents, beginning of period	153,631	190,289
Cash and cash equivalents, end of period	$166,649	$226,641

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$101,729	$109,173
Cash paid for income taxes, net of refunds received	$46,178	$75,851
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business customers in 24 Western, Midwestern and Southern U.S. states. As of September 30, 2025, Cable One provided services to approximately 1.0 million residential and business customers, of which approximately 1,010,000 subscribed to data services, 95,000 subscribed to video services and 97,000 subscribed to voice services.
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

2.    REVENUES
Revenues by product line and deferred commission amortization were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residential:
Data	$227,599	$230,362	$682,056	$696,585
Video	44,971	53,650	143,933	171,185
Voice	6,692	7,765	20,470	24,528
Business:
Data	57,486	57,281	172,164	170,609
Other	15,117	17,942	48,515	55,790
Other	24,147	26,555	70,546	73,632
Total revenues	$376,012	$393,555	$1,137,684	$1,192,329

Deferred commission amortization	$1,794	$1,612	$5,228	$4,645

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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. Of the $27.9 million of current deferred revenue at December 31, 2024, $26.5 million was recognized during the nine months ended September 30, 2025. Of the $27.2 million of current deferred revenue at December 31, 2023, $25.6 million was recognized during the nine months ended September 30, 2024. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

3.    SEGMENT REPORTING
Based on the way the Company’s CODM, who is the Company’s CEO, reviews and assesses the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations and the decisions to allocate resources and deploy capital are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.
The Company's consolidated net income (loss) is the GAAP measure of profit or loss which is used by the CODM to allocate resources and assess performance on a monthly basis. Such measure is compared against prior periods to identify, assess and respond to trends.
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$376,012	$393,555	$1,137,684	$1,192,329

Less: Significant expenses:
Direct product costs	(42,595)	(47,316)	(137,665)	(151,586)
Labor costs	(60,663)	(60,121)	(183,042)	(187,262)

Other items(1)	(186,222)	(241,903)	(1,165,814)	(733,763)

Net income (loss)	$86,532	$44,215	$(348,837)	$119,718

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, asset impairments, net interest expense, net other income (expense), income tax (provision) benefit, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Refer to note 7 for further information regarding the asset impairments. Amounts for the three months ended September 30, 2025 and 2024 include interest expense of $36.3 million and $39.1 million, respectively, and interest and investment income of $4.3 million and $4.9 million, respectively. Amounts for the nine months ended September 30, 2025 and 2024 include interest expense of $112.6 million and $120.1 million, respectively, and interest and investment income of $12.2 million and $15.1 million, respectively.
Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's condensed consolidated balance sheets.
4.    OPERATING ASSETS AND LIABILITIES
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade receivables	$46,421	$43,352
Other receivables(1)	15,653	17,310
Less: Allowance for credit losses	(1,640)	(2,920)
Total accounts receivable, net	$60,434	$57,742

(1)Balances include amounts due from Clearwave Fiber LLC, a joint venture transaction in which the Company contributed certain fiber operations and certain unaffiliated third-party investors contributed cash to a newly formed entity ("Clearwave Fiber"), for services provided under a transition services agreement of $1.9 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively. The balances also include $3.7 million and $4.7 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of September 30, 2025 and December 31, 2024, respectively.

The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,888	$2,724	$2,920	$4,109
Additions - charged to costs and expenses	3,244	2,498	6,159	6,552
Deductions - write-offs	(4,917)	(3,697)	(10,245)	(11,700)
Recoveries collected	425	1,133	2,806	3,697
Ending balance	$1,640	$2,658	$1,640	$2,658
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid repairs and maintenance	$9,256	$4,801
Software implementation costs	3,423	2,893
Prepaid insurance	5,426	3,418
Prepaid rent	4,574	2,006
Prepaid software	9,036	8,524
Deferred commissions	6,813	6,072
Interest rate swap asset	11,530	17,659
Prepaid income tax payments	18,737	20,535
All other current assets	4,646	1,954
Total prepaid and other current assets	$73,441	$67,862
Other noncurrent assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$6,730	$8,052
Deferred commissions	14,324	11,685
Software implementation costs	12,759	11,089
Debt issuance costs	3,125	3,754
Debt investment	2,468	2,362
Interest rate swap asset	15,449	46,200
New MBI Net Option(1)	66,290	84,120
All other noncurrent assets	10,402	11,167
Total other noncurrent assets	$131,547	$178,429

(1)Balance as of September 30, 2025 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests in MBI, consisting of assets of $66.3 million and $0, respectively. Balance as of December 31, 2024 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests in MBI, consisting of an asset of $114.2 million and a liability of $30.1 million, respectively. Refer to notes 5 and 10 for definitions of all capitalized terms and further information on these instruments.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$34,077	$31,868
Accrued programming costs	12,555	16,473
Accrued compensation and related benefits	30,345	27,757
Accrued sales and other operating taxes	24,002	18,605
Accrued franchise fees	2,294	2,944
Deposits	5,101	6,010
Operating lease liabilities	2,519	2,805
Accrued insurance costs	4,299	5,195
Cash overdrafts	9,075	19,467
Interest payable	9,830	6,046
Income taxes payable	—	1,682
All other accrued liabilities	30,418	28,419
Total accounts payable and accrued liabilities	$164,515	$167,271
Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities	$3,924	$4,871
Accrued compensation and related benefits	7,969	8,067
Deferred revenue	11,472	13,820
All other noncurrent liabilities	3,512	3,655
Total other noncurrent liabilities	$26,877	$30,413

5.    EQUITY INVESTMENTS
In August 2025, the Company divested its equity investment in Northwest Fiber Holdco., LLC, a fiber internet service provider ("Ziply") for $109.9 million in proceeds and recognized a $59.9 million gain. In July 2025, the Company divested its equity investments in MetroNet Systems, LLC, a fiber internet service provider ("MetroNet") for $14.1 million in cash proceeds and recognized a $7.1 million gain. In March 2025, the Company divested an equity investment for $11.1 million in cash proceeds and recognized a $3.6 million gain.
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

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	September 30, 2025		December 31, 2024
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet	—	$—	<10%	$7,000
Point(1)	<10%	42,623	<10%	42,623
Visionary(2)	<10%	8,822	<10%	8,822
Ziply	—	—	<10%	50,000
Others	<10%	7,963	<10%	14,967
Total cost method investments		$59,408		$123,412

Equity Method Investments
Clearwave Fiber(3)	~57%(4)	$79,927	~57%(4)	$180,882
MBI	~45%	402,280	~45%	405,810
Nextlink	~22%	110,030	~22%	105,708
Total equity method investments		$592,237		$692,400

Total equity investments		$651,645		$815,812

(1)Point Broadband Holdings, LLC, a fiber internet service provider ("Point").
(2)Visionary Communications, Inc., an internet service provider ("Visionary").
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
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $359.9 million and $365.7 million as of September 30, 2025 and December 31, 2024, respectively.

Equity method investment income (loss), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, along with other equity investment activity reflected in the condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity Method Investment Income (Loss)
Clearwave Fiber(1)	$(23,482)	$(20,136)	$(100,955)	$(62,915)
MBI(2)	(210)	(1,183)	(3,530)	(2,751)
Nextlink	1,470	63	4,322	63
Total	$(22,222)	$(21,256)	$(100,163)	$(65,603)

Other Income (Expense), Net
Old MBI Net Option fair value adjustment	$—	$(1,510)	$—	$(17,120)
New MBI Net Option fair value adjustment	$2,110	$—	$(17,830)	$—
Gain on sale of equity investments	$67,354	$—	$70,552	$—
Mark-to-market adjustments	$(22)	$(20)	$(27)	$76

(1)The amount for the nine months ended September 30, 2025 includes $28.0 million related to non-cash impairment charges recorded by Clearwave Fiber.
(2)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s ~45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended September 30, 2025, the Company recognized $1.5 million of its proportionate share of MBI’s net income and $1.7 million of its proportionate share of basis difference amortization. For the three months ended September 30, 2024, the Company recognized $0.9 million of its proportionate share of MBI's net income and $2.1 million of its proportionate share of basis difference amortization. For the nine months ended September 30, 2025, the Company recognized $1.9 million of its proportionate share of MBI’s net income and $5.4 million of its proportionate share of basis difference amortization. For the nine months ended September 30, 2024, the Company recognized $3.9 million of its proportionate share of MBI's net income and $6.6 million of its proportionate share of basis difference amortization.
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on the fair value as of their respective acquisition dates and adjusted if and when relevant market transactions indicate fair value has changed. No fair value adjustments were recorded to the carrying values of any equity investments in 2025. In prior periods, the Company recorded cumulative upward adjustments to the carrying values of its Point and Nextlink investments of $12.3 million and $6.9 million, respectively. The Company assesses each equity investment for indicators of impairment on a quarterly basis. No impairments were recorded for any of the periods presented.
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cable distribution systems	$2,666,824	$2,618,096
Customer premise equipment	383,705	366,636
Other equipment and fixtures	299,243	367,168
Buildings and improvements	147,025	141,286
Capitalized software	67,854	61,533
Construction in progress	131,181	138,064
Land	16,387	16,387
Right-of-use assets	10,041	10,773
Property, plant and equipment, gross	3,722,260	3,719,943
Less: Accumulated depreciation and amortization	(1,941,842)	(1,929,988)
Property, plant and equipment, net	$1,780,418	$1,789,955

Depreciation and amortization expense for property, plant and equipment was $68.3 million and $68.6 million for the three months ended September 30, 2025 and 2024, respectively, and $208.7 million and $206.5 million for the nine months ended September 30, 2025 and 2024, respectively.
7.    GOODWILL AND INTANGIBLE ASSETS
During the second quarter of 2025, the Company determined that a triggering event had occurred that required interim impairment assessments of its indefinite-lived intangible assets and goodwill as a result of the decline in the price of the Company's common stock subsequent to its first quarter 2025 earnings release through June 30, 2025.
Based on qualitative assessments of its finite-lived intangible assets, no impairments of such assets were identified. Using the multi-period excess earnings method of the income approach, whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate, to determine fair value, the Company's franchise agreements asset was determined to be impaired by $497.2 million. Using i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate, and ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples, the Company's goodwill was determined to be impaired by $88.8 million. These non-cash charges are included within asset impairments in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2025.
The change in the Company's goodwill balance was as follows (dollars in thousands):

Goodwill
Balance at December 31, 2024	$929,609
Impairment charge	(88,783)
Balance at September 30, 2025	$840,826
Intangible assets consisted of the following (dollars in thousands):

		September 30, 2025			December 31, 2024
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 - 17	$785,203	$404,281	$380,922	$785,203	$359,432	$425,771
Trademarks and trade names	2.0 - 4.2	8,389	8,383	6	8,389	7,400	989
Wireless licenses	10	4,794	1,291	3,503	4,793	931	3,862
Total finite-lived intangible assets		$798,386	$413,955	$384,431	$798,385	$367,763	$430,622

Indefinite-Lived Intangible Assets
Franchise agreements				$1,605,000			$2,102,233

Total intangible assets, net				$1,989,431			$2,532,855
Intangible asset amortization expense was $15.1 million and $16.6 million for the three months ended September 30, 2025 and 2024, respectively, and $46.2 million and $49.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The future amortization of existing finite-lived intangible assets as of September 30, 2025 was as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining three months)	$15,067
2026	55,733
2027	51,841
2028	48,242
2029	47,038
Thereafter	166,510
Total	$384,431
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.
8.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Senior Credit Facilities (as defined below)	$1,766,310	$2,042,221
Senior Notes (as defined below)	612,702	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	2,974	4,443
Total debt	3,301,986	3,616,664
Less: Unamortized debt discount	(4,518)	(7,725)
Less: Unamortized debt issuance costs	(16,807)	(18,691)
Less: Current portion of long-term debt(1)	(593,555)	(18,712)
Total long-term debt	$2,687,106	$3,571,536

(1)The 2026 Notes (as defined and described below), which mature in March 2026, are classified within the current portion of long-term debt as of September 30, 2025.
Senior Credit Facilities. The fourth amended and restated credit agreement among the Company and its lenders, dated as of February 22, 2023 (as amended and restated, the "Credit Agreement"), provides for senior secured term loans in original aggregate principal amounts of (i) $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of September 30, 2025) (the “Term Loan B-2”), (ii) $775.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of September 30, 2025) (the “Term Loan B-3”) and (iii) $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of September 30, 2025.
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

The Company repaid $173.0 million and $258.0 million of outstanding Revolving Credit Facility borrowings during the three and nine months ended September 30, 2025, respectively. The Company also voluntarily prepaid $4.4 million of the outstanding principal of the Term Loan B-4 during the nine months ended September 30, 2025. As of September 30, 2025, the Company had $55.0 million of borrowings under the Revolving Credit Facility that bore interest at 6.0% per annum, and had $1.195 billion of available borrowing capacity under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of September 30, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$233,750	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.51%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	735,671	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.51%
Term Loan B-4	5/3/2021	800,000	1.0%	741,889	5/3/2028	722,518	SOFR + 11.4 bps	2.00%	6.28%
Total		$1,825,000		$1,711,310		$1,650,963

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
The Company paid $17.1 million to repurchase $20.4 million aggregate principal amount of outstanding Senior Notes during the three months ended September 30, 2025 and $30.1 million to repurchase $37.3 million aggregate principal amount of outstanding Senior Notes during the nine months ended September 30, 2025. As a result, the Company recognized $3.2 million and $7.0 million of gains on debt extinguishments during the three and nine months ended September 30, 2025, respectively, within other income in the condensed consolidated statements of operations and comprehensive income (loss).
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(1,357)	(3,161)	(4,518)	(3,601)	(4,124)	(7,725)
Less: Unamortized debt issuance costs	(37)	(89)	(126)	(98)	(116)	(214)
Net carrying amount	$573,606	$341,750	$915,356	$571,301	$340,760	$912,061

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970	$—	$2,911	$2,911	$—	$2,911	$2,911
Amortization of discount	756	325	1,081	756	325	1,081	2,244	963	3,207	2,253	966	3,219
Amortization of debt issuance costs	21	9	30	21	9	30	61	27	88	61	27	88
Total interest expense	$777	$1,304	$2,081	$777	$1,304	$2,081	$2,305	$3,901	$6,206	$2,314	$3,904	$6,218

Effective interest rate	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%		0.5%	1.5%
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
Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving Credit Facility portion:
Other noncurrent assets	$3,125	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	16,807	18,691
Total	$19,932	$22,445
The Company recorded debt issuance cost amortization of $1.2 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

The future maturities of outstanding borrowings as of September 30, 2025 were as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining three months)	$4,498
2026	592,992
2027	17,992
2028	1,134,700
2029	936,128
Thereafter	612,702
Total	$3,299,012
The Company has entered into a separate letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of September 30, 2025, $9.8 million of letters of credit issuances under said agreement were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.00% per annum.
The Company was in compliance with all debt covenants as of September 30, 2025.
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
The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Current portion:
Prepaid and other current assets	$11,530	$17,659
Noncurrent portion:
Other noncurrent assets	15,449	46,200
Total interest rate swap asset	$26,979	$63,859

Stockholders’ Equity:
Accumulated other comprehensive income	$20,103	$48,291

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest (income) expense	$(5,245)	$(8,430)	$(15,542)	$(24,868)

Unrealized gain (loss) on cash flow hedges, gross	$(4,016)	$(40,968)	$(36,880)	$31,102
Less: Tax effect	922	9,808	8,692	(7,745)
Unrealized gain (loss) on cash flow hedges, net of tax	$(3,094)	$(31,160)	$(28,188)	$23,357
The Company does not hold any derivative instruments for speculative trading purposes.
10.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of September 30, 2025 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The fair value hierarchy levels, carrying amounts and related fair value of the Company’s financial assets and liabilities as of September 30, 2025 were as follows (in thousands):

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$85,710	$85,710	$67,998	$67,998
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$26,979	$26,979	$63,859	$63,859
New MBI Net Option	Level 3	$66,290	$66,290	$84,120	$84,120

Liabilities:
Long-term debt (including current portion):
Term loans	Level 2	$1,711,310	$1,674,021	$1,729,221	$1,698,873
Revolving Credit Facility	Level 2	$55,000	$53,900	$313,000	$309,870
Senior Notes	Level 2	$612,702	$518,652	$650,000	$542,750
Convertible Notes	Level 2	$920,000	$859,177	$920,000	$821,342
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

The assumptions used to determine the fair value of the New MBI Net Option consisted of the following:

	September 30, 2025	December 31, 2024
MBI's equity volatility	40.0%	51.0%
MBI's adjusted EBITDA volatility(1)	N/A	20.0%
MBI's adjusted EBITDA risk-adjusted discount rate(1)	N/A	8.0%

(1)The purchase price payable by the Company upon the exercise of the Call Option or Put Option, as applicable, is calculated under a formula based on a multiple of MBI's adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. As this twelve-month measurement period ended on June 30, 2025, assumptions regarding MBI's adjusted EBITDA volatility and MBI's risk-adjusted discount rate assumptions are no longer applicable when calculating the fair value of the New MBI Net Option as of September 30, 2025.
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. Other than the impairment of the Company's franchise agreements and goodwill recognized in the second quarter of 2025 (refer to note 7), no other impairments were recorded during the nine months ended September 30, 2025 or 2024.
11.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 540,356 held at September 30, 2025 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and we may opportunistically and prudently consider buying back shares under our remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since the Company first became publicly traded in 2015 through September 30, 2025, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the nine months ended September 30, 2025 or 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock awards, restricted stock units ("RSUs"), dividend equivalent units (together with restricted stock awards and RSUs, "Restricted Stock") and the exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during each of the three months ended September 30, 2025 and 2024 was $0.3 million and less than $0.1 million, for which the Company withheld 6 and 106 shares of common stock, respectively. The amounts remitted during the nine months ended September 30, 2025 and 2024 were $2.6 million and $2.8 million, for which the Company withheld 1,529 and 2,510 shares of common stock, respectively.

12.    EQUITY-BASED COMPENSATION
The Company's stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held on May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, Restricted Stock, SARs, cash-based awards, performance-based awards and other stock-based awards, including deferred stock units, and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At September 30, 2025, 238,065 shares were available for issuance under the 2022 Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted Stock	$11,216	$8,268	$32,323	$22,436
SARs	64	88	316	496
Total	$11,280	$8,356	$32,639	$22,932
The Company recognized excess tax shortfalls of $0.6 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and excess tax shortfalls of $2.6 million and $2.1 million during the nine months ended September 30, 2025 and 2024, respectively. The deferred tax asset related to all outstanding equity-based awards was $8.3 million and $8.6 million as of September 30, 2025 and December 31, 2024, respectively.
Restricted Stock. A summary of Restricted Stock activity during the nine months ended September 30, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	158,665	$660.77
Granted	130,876	$381.04
Forfeited	(13,329)	$564.05
Vested and issued	(29,517)	$744.85
Outstanding as of September 30, 2025	246,695	$507.53

Vested and deferred as of September 30, 2025	10,845	$688.55
At September 30, 2025, there was $33.1 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.3 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

	2025	2024
Risk-free interest rate	4.2%	4.0%
Expected volatility	40.6%	35.4%
Simulation term	2.99 years	2.99 years
Weighted average grant date fair value	$417.46	$603.73

Stock Appreciation Rights. A summary of SARs activity during the nine months ended September 30, 2025 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	28,366	$1,028.73	$253.47	$—	3.94
Expired	(11,750)	$750.73	$174.22
Outstanding as of September 30, 2025	16,616	$1,225.32	$309.52	$—	3.76

Exercisable as of September 30, 2025	16,116	$1,206.09	$303.65	$—	3.69
At September 30, 2025, there was no significant unrecognized compensation expense related to SARs.
13.    INCOME TAXES
The Company’s effective tax rate was 19.2% and 19.5% for the three months ended September 30, 2025 and 2024, respectively, and (26.9)% and 20.4% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 remained consistent with the prior year quarter. The decrease in effective tax rate for the nine months ended September 30, 2025 compared to the prior year period was due primarily to a decrease in income tax expense of $129.6 million resulting from asset impairments recognized in the second quarter of 2025.
14.    OTHER INCOME AND EXPENSE
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Old MBI Net Option fair value adjustment	$—	$(1,510)	$—	$(17,120)
New MBI Net Option fair value adjustment	2,110	—	(17,830)	—
C-band spectrum relocation funding(1)	—	—	—	7,669
Gains on sale of equity investments	67,354	—	70,552	—
Gain on debt extinguishments	3,156	—	7,012	—
Other	(811)	6,762	(708)	6,947
Other income (expense), net	$71,809	$5,252	$59,026	$(2,504)

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
The computation of basic and diluted net income (loss) per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025(1)	2024
Numerator:
Net income (loss) - basic	$86,532	$44,215	$(348,837)	$119,718
Add: Convertible Notes interest expense, net of tax	1,561	1,561	—	4,664
Net income (loss) - diluted	$88,093	$45,776	$(348,837)	$124,382

Denominator:
Weighted average common shares outstanding - basic	5,642,948	5,622,512	5,637,847	5,620,623
Effect of dilutive equity-based compensation awards(2)	21,442	10,864	—	6,292
Effect of dilution from if-converted Convertible Notes(3)	404,248	404,248	—	404,248
Weighted average common shares outstanding - diluted	6,068,638	6,037,624	5,637,847	6,031,163

Net Income (Loss) per Common Share:
Basic	$15.33	$7.86	$(61.87)	$21.30
Diluted	$14.52	$7.58	$(61.87)	$20.62

Supplemental Disclosure:
Anti-dilutive shares from equity-based compensation awards(2)	94,872	75,431	94,872	75,431

(1)Because the Company incurred a net loss for the nine months ended September 30, 2025 (primarily due to asset impairments recognized during the second quarter of 2025), diluted net loss per share is equal to basic net loss per share for the period. Therefore, no adjustments are shown to the numerator or denominator within the table.
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
As of September 30, 2025, with the exception of debt payments (refer to note 8 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2024 Form 10-K.
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
17.    SUBSEQUENT EVENT
In October 2025, the Company entered into an agreement to sell certain fiber-to-the-tower contract rights for cash proceeds of approximately $42 million. The transaction is subject to certain closing conditions and is expected to close by the end of the first quarter of 2026.

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
Overview
We are a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. We strive to deliver an effortless experience by offering solutions that make our customers’ lives easier, and by relating to them personally as our neighbors and local business partners. Through Sparklight®, the brand our customers know and trust, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of September 30, 2025, approximately 76% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.0 million residential and business customers out of approximately 2.9 million passings as of September 30, 2025. Of these customers, approximately 1,010,000 subscribed to data services, 95,000 subscribed to video services and 97,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first nine months of 2025, they are residential data (60.0%), business data (15.1%) and residential video (12.7%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
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
Excluding the effects of acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We have experienced significant growth in residential data customers and revenues since 2013 and we expect growth for this product line to continue over the long-term, supplemented by growth in related services, such as intelligent Wi-Fi and network security solutions, that we are focused on growing. In recent periods, we have experienced subscriber losses as a result of increased competition in certain of our markets but believe the upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue growing average monthly revenue per unit ("ARPU") from our existing customers over the long-term and potentially capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises ("fiber") or hybrid fiber-coaxial network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. We believe that the capacity and reliability of our networks is equal to or exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers.
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
During the third quarter of 2025, we signed an agreement with a mobile virtual network enabler to launch a pilot mobile service offering in several of our markets. Through this focused initiative, we will explore whether a mobile offering can complement our wired broadband product by delivering added convenience and greater flexibility while strengthening our long-term customer relationships with the ultimate goals of enhancing customer lifetime value, reducing churn and supporting packaging opportunities to reinforce our core broadband business. We currently expect the pilot to launch during the fourth quarter of 2025.
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
In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments were intended to capitalize on opportunities that may not have existed under a full ownership model, in order to allow us to participate more aggressively in the fiber expansion business and potentially provide future monetization, acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow.

Results of Operations
Key Performance Measures Summary
The following tables summarize certain key measures of our results of operations (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$376,012	$393,555	$(17,543)	(4.5)%
Total costs and expenses	$281,286	$283,256	$(1,970)	(0.7)%
Income from operations	$94,726	$110,299	$(15,573)	(14.1)%
Net income	$86,532	$44,215	$42,317	95.7%
Cash flows from operating activities	$156,519	$176,209	$(19,690)	(11.2)%
Cash flows from investing activities	$52,116	$(79,313)	$131,429	(165.7)%
Cash flows from financing activities	$(194,862)	$(71,773)	$(123,089)	171.5%
Adjusted EBITDA(1)	$201,856	$213,591	$(11,735)	(5.5)%
Capital expenditures	$71,765	$76,970	$(5,205)	(6.8)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$1,137,684	$1,192,329	$(54,645)	(4.6)%
Total costs and expenses(2)	$1,436,608	$852,031	$584,577	68.6%
Income (loss) from operations(2)	$(298,924)	$340,298	$(639,222)	(187.8)%
Net income (loss)(2)	$(348,837)	$119,718	$(468,555)	NM
Cash flows from operating activities	$417,793	$496,507	$(78,714)	(15.9)%
Cash flows from investing activities	$(78,477)	$(242,051)	$163,574	(67.6)%
Cash flows from financing activities	$(326,298)	$(218,104)	$(108,194)	49.6%
Adjusted EBITDA(1)	$607,781	$643,015	$(35,234)	(5.5)%
Capital expenditures	$211,269	$214,449	$(3,180)	(1.5)%

NM = Not meaningful
(1)Adjusted EBITDA is a non-GAAP measure. Refer to "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
(2)Amount for the nine months ended September 30, 2025 includes $586.0 million of non-cash asset impairment charges. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information on these expenses.

Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of September 30,		Annual Net Gain (Loss)
	2025	2024	Change	% Change
Residential data PSUs	910.4	959.8	(49.3)	(5.1)%
Residential video PSUs	89.6	112.1	(22.5)	(20.0)%
Residential voice PSUs	58.4	70.0	(11.6)	(16.6)%
Total residential PSUs	1,058.4	1,141.8	(83.4)	(7.3)%

Business data PSUs	99.6	99.7	(0.1)	(0.1)%
Business video PSUs	5.3	6.7	(1.4)	(20.5)%
Business voice PSUs	38.4	38.6	(0.1)	(0.3)%
Total business services PSUs	143.4	144.9	(1.5)	(1.1)%

Total data PSUs	1,010.1	1,059.4	(49.4)	(4.7)%
Total video PSUs	94.9	118.7	(23.8)	(20.1)%
Total voice PSUs	96.8	108.6	(11.7)	(10.8)%
Total PSUs	1,201.8	1,286.7	(84.9)	(6.6)%

Residential customer relationships	934.2	987.1	(52.9)	(5.4)%
Business customer relationships	108.1	102.7	5.4	5.3%
Total customer relationships	1,042.3	1,089.8	(47.5)	(4.4)%

Passings	2,899.4	2,828.5	70.8	2.5%
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
Use of Nonfinancial Metrics and ARPU
We use various nonfinancial metrics to measure, manage and monitor our operating performance on an ongoing basis. Such metrics include passings, PSUs and customer relationships. Passings represent the estimated number of serviceable and marketable homes and businesses passed by our active plant based on available information. A PSU represents a single subscription to a particular service offering. Residential bulk multi-dwelling PSUs are generally classified as residential and are counted at the individual unit level. Business voice customers who have multiple voice lines are counted as a single PSU. A customer relationship represents a single customer who subscribes to one or more PSUs.
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
Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024
Revenues
Revenues by service offering for the three months ended September 30, 2025 and 2024, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2025		2024		2025 vs. 2024
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$227,599	60.5%	$230,362	58.5%	$(2,763)	(1.2)%
Residential video	44,971	12.0%	53,650	13.6%	(8,679)	(16.2)%
Residential voice	6,692	1.8%	7,765	2.0%	(1,073)	(13.8)%
Business data	57,486	15.3%	57,281	14.6%	205	0.4%
Business other	15,117	4.0%	17,942	4.6%	(2,825)	(15.7)%
Other	24,147	6.4%	26,555	6.7%	(2,408)	(9.1)%
Total revenues	$376,012	100.0%	$393,555	100.0%	$(17,543)	(4.5)%
ARPU for the indicated service offerings for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Residential data	$82.17	$79.61	$2.56	3.2%
Residential video	$161.14	$154.62	$6.52	4.2%
Residential voice	$36.95	$36.20	$0.75	2.1%
Business services	$227.50	$244.02	$(16.52)	(6.8)%
Residential data service revenues decreased $2.8 million, or 1.2%, due primarily to a decrease in residential data subscribers, partially offset by a 3.2% increase in ARPU.
Residential video service revenues decreased $8.7 million, or 16.2%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the first quarter of 2025.
Residential voice service revenues decreased $1.1 million, or 13.8%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $0.2 million, or 0.4%, with the fiber and carrier portions of the business continuing to experience growth.
Business other revenues decreased $2.8 million, or 15.7%, due primarily to a decrease in business video subscribers.
Other revenues decreased $2.4 million, or 9.1%, due primarily to a decrease in regulatory and advertising revenues.

Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $96.0 million for the three months ended September 30, 2025 and decreased $8.6 million, or 8.2%, compared to the three months ended September 30, 2024. The decrease in operating expenses was primarily attributable to decreases of $6.7 million in programming and franchise costs as a result of video customer losses, $1.7 million in property and other taxes, $0.7 million in labor and other compensation-related costs and $0.6 million in health insurance costs, partially offset by a $1.2 million increase in maintenance costs. Operating expenses as a percentage of revenues were 25.5% and 26.6% for the three months ended September 30, 2025 and 2024, respectively.
Selling, general and administrative expenses were $100.8 million for the three months ended September 30, 2025 and increased $12.4 million, or 14.0%, compared to the three months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily attributable to increases of $6.6 million in labor and other compensation-related costs driven by non-cash stock-based compensation, $3.8 million in billing system conversion costs and $1.8 million in software costs, partially offset by a $1.1 million decrease in rebranding expenses. Selling, general and administrative expenses as a percentage of revenues were 26.8% and 22.5% for the three months ended September 30, 2025 and 2024, respectively.
Depreciation and amortization expense was $83.3 million for the three months ended September 30, 2025 and decreased $1.8 million, or 2.1%, compared to the three months ended September 30, 2024. Depreciation and amortization expense as a percentage of revenues was 22.2% and 21.6% for the three months ended September 30, 2025 and 2024, respectively.
Interest Expense, Net
Interest expense, net, was $32.0 million for the three months ended September 30, 2025 and decreased $2.2 million, or 6.4%, compared to the three months ended September 30, 2024 due primarily to lower outstanding debt balances and a decrease in interest rates.
Other Income (Expense), Net
Other income, net, was $71.8 million for the three months ended September 30, 2025 and consisted primarily of $67.4 million of gains on sales of equity investments, a $3.2 million gain on debt extinguishments and a $2.1 million non-cash gain on fair value adjustment associated with the New MBI Net Option. Other income, net, was $5.3 million for the three months ended September 30, 2024 and consisted primarily of a $6.9 million non-cash gain associated with our Nextlink equity investment, partially offset by a $1.5 million non-cash loss on fair value adjustment associated with the Old MBI Net Option.
Income Tax Provision
Income tax provision was $25.8 million and $15.9 million for the three months ended September 30, 2025 and 2024, respectively, and our effective tax rate was 19.2% and 19.5% for the three months ended September 30, 2025 and 2024, respectively. The increase in income tax provision was due primarily to the tax impact from the sales of equity investments in the current quarter.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $22.2 million for the three months ended September 30, 2025 and consisted primarily of our $23.5 million proportionate share of net loss from our Clearwave Fiber investment, partially offset by our $1.5 million proportionate share of net income from our Nextlink investment. Equity method investment loss, net, was $21.3 million for the three months ended September 30, 2024 and consisted primarily of our $20.1 million and $1.2 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income
Net income was $86.5 million and $44.2 million for the three months ended September 30, 2025 and 2024, respectively.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $3.1 million and $31.2 million for the three months ended September 30, 2025 and 2024, respectively. The $28.1 million decrease was due primarily to a smaller decline in forward interest rates during the three months ended September 30, 2025 compared to the prior year quarter.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024
Revenues
Revenues by service offering for the nine months ended September 30, 2025 and 2024, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025		2024		2025 vs. 2024
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$682,056	60.0%	$696,585	58.4%	$(14,529)	(2.1)%
Residential video	143,933	12.7%	171,185	14.4%	(27,252)	(15.9)%
Residential voice	20,470	1.8%	24,528	2.1%	(4,058)	(16.5)%
Business data	172,164	15.1%	170,609	14.3%	1,555	0.9%
Business other	48,515	4.3%	55,790	4.7%	(7,275)	(13.0)%
Other	70,546	6.2%	73,632	6.2%	(3,086)	(4.2)%
Total revenues	$1,137,684	100.0%	$1,192,329	100.0%	$(54,645)	(4.6)%
ARPU for the indicated service offerings for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change
Residential data	$81.06	$80.45	$0.61	0.8%
Residential video	$162.29	$154.54	$7.75	5.0%
Residential voice	$36.15	$36.51	$(0.36)	(1.0)%
Business services	$229.23	$245.05	$(15.82)	(6.5)%
Residential data service revenues decreased $14.5 million, or 2.1%, due primarily to a decrease in residential data subscribers, partially offset by a 0.8% increase in ARPU.
Residential video service revenues decreased $27.3 million, or 15.9%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted during the first quarter of 2025.
Residential voice service revenues decreased $4.1 million, or 16.5%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $1.6 million, or 0.9%, with the fiber and carrier portions of the business continuing to experience growth.
Business other revenues decreased $7.3 million, or 13.0%, due primarily to a decrease in business video subscribers.
Other revenues decreased $3.1 million, or 4.2%, due primarily to a decrease in regulatory and advertising revenues.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $298.2 million for the nine months ended September 30, 2025 and decreased $18.7 million, or 5.9%, compared to the nine months ended September 30, 2024. The decrease in operating expenses was primarily attributable to decreases of $17.3 million in programming and franchise costs as a result of video customer losses, $2.7 million in property and other taxes, $2.7 million in labor and other compensation-related costs and $1.3 million in network backbone costs, partially offset by increases of $2.6 million in maintenance costs, $1.6 million in software costs and $1.2 million in professional services fees. Operating expenses as a percentage of revenues were 26.2% and 26.6% for the nine months ended September 30, 2025 and 2024, respectively.

Selling, general and administrative expenses were $288.2 million for the nine months ended September 30, 2025 and increased $18.6 million, or 6.9%, compared to the nine months ended September 30, 2024. The increase in selling, general, and administrative expenses was primarily attributable to increases of $12.4 million in billing system conversion costs, $2.7 million in labor and other compensation-related costs driven by non-cash stock-based compensation, $2.3 million in software costs and $1.2 million in acquisition-related costs. Selling, general and administrative expenses as a percentage of revenues were 25.3% and 22.6% for the nine months ended September 30, 2025 and 2024, respectively.
Depreciation and amortization expense was $254.9 million for the nine months ended September 30, 2025 and decreased $1.2 million, or 0.5%, compared to the nine months ended September 30, 2024. Depreciation and amortization expense as a percentage of revenues was 22.4% and 21.5% for the nine months ended September 30, 2025 and 2024, respectively.
Asset impairments totaled $586.0 million for the nine months ended September 30, 2025, consisting of $497.2 million and $88.8 million of non-cash impairments related to our indefinite-lived franchise agreements and goodwill, respectively, recognized during the second quarter of 2025. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information.
Interest Expense, Net
Interest expense, net, was $100.4 million for the nine months ended September 30, 2025 and decreased $4.6 million, or 4.4%, compared to the nine months ended September 30, 2024 due primarily to lower outstanding debt balances and a decrease in interest rates.
Other Income (Expense), Net
Other income, net, was $59.0 million for the nine months ended September 30, 2025 and consisted primarily of $70.6 million of gains on sales of equity investments and a $7.0 million gain on debt extinguishments, partially offset by a $17.8 million non-cash loss on fair value adjustment associated with the New MBI Net Option. Other expense, net, was $2.5 million for the nine months ended September 30, 2024 and consisted primarily of a $17.1 million non-cash loss on fair value adjustment associated with the Old MBI Net Option, partially offset by a $7.7 million gain related to C-band spectrum relocation funding received from the federal government and a $6.9 million non-cash gain associated with our Nextlink equity investment.
Income Tax Provision (Benefit)
Income tax benefit was $91.6 million and income tax provision was $47.5 million for the nine months ended September 30, 2025 and 2024, respectively, and our effective tax rate was (26.9)% and 20.4% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in effective tax rate was due primarily to a decrease in income tax expense of $129.6 million resulting from asset impairments recognized in the second quarter of 2025.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $100.2 million for the nine months ended September 30, 2025 and consisted of our $101.0 million and $3.5 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively, partially offset by our $4.3 million proportionate share of net income from our Nextlink investment. Equity method investment loss, net, was $65.6 million for the nine months ended September 30, 2024 and consisted primarily of our $62.9 million and $2.8 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (Loss)
Net loss was $348.8 million for the nine months ended September 30, 2025 compared to net income of $119.7 million for the nine months ended September 30, 2024, driven largely by the non-cash asset impairments totaling $456.2 million, net of tax, recognized in the second quarter of 2025.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $28.2 million and $13.6 million for the nine months ended September 30, 2025 and 2024, respectively. The $14.6 million increase was due primarily to a larger decline in forward interest rates during the nine months ended September 30, 2025 compared to the prior year period.

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
Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, government program exit costs, net equity method investment (income) loss, asset impairments, executive search costs, legal settlement of alleged patent infringement, net other (income) expense and any special items, as applicable, provided in the reconciliation tables below. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Net income	$86,532	$44,215	$42,317	95.7%

Plus: Interest expense, net	32,019	34,210	(2,191)	(6.4)%
Income tax provision	25,762	15,870	9,892	62.3%
Depreciation and amortization	83,347	85,165	(1,818)	(2.1)%
Equity-based compensation	11,280	8,356	2,924	35.0%
Severance and contract termination costs	1,881	845	1,036	122.6%
Acquisition-related costs	521	289	232	80.3%
(Gain) loss on asset sales and disposals, net	1,066	5,045	(3,979)	(78.9)%
System conversion costs	5,790	1,559	4,231	NM
Rebranding costs	—	1,127	(1,127)	(100.0)%
Government program exit costs	—	906	(906)	(100.0)%
Equity method investment (income) loss, net	22,222	21,256	966	4.5%
Executive search costs	445	—	445	NM
Legal settlement of alleged patent infringement	2,800	—	2,800	NM
Other (income) expense, net	(71,809)	(5,252)	(66,557)	NM
Adjusted EBITDA	$201,856	$213,591	$(11,735)	(5.5)%

NM = Not meaningful.

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Net income (loss)	$(348,837)	$119,718	$(468,555)	NM

Plus: Interest expense, net	100,386	104,957	(4,571)	(4.4)%
Income tax provision (benefit)	(91,610)	47,516	(139,126)	NM
Depreciation and amortization	254,930	256,119	(1,189)	(0.5)%
Equity-based compensation	32,639	22,932	9,707	42.3%
Severance and contract termination costs	2,209	7,492	(5,283)	(70.5)%
Acquisition-related costs	2,048	887	1,161	130.9%
(Gain) loss on asset sales and disposals, net	9,171	9,348	(177)	(1.9)%
System conversion costs	16,278	3,474	12,804	NM
Rebranding costs	—	1,559	(1,559)	(100.0)%
Government program exit costs	—	906	(906)	(100.0)%
Equity method investment (income) loss, net	100,163	65,603	34,560	52.7%
Asset impairments	586,017	—	586,017	NM
Executive search costs	613	—	613	NM
Legal settlement of alleged patent infringement	2,800	—	2,800	NM
Other (income) expense, net	(59,026)	2,504	(61,530)	NM
Adjusted EBITDA	$607,781	$643,015	$(35,234)	(5.5)%

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
MBI's total revenues for the twelve months ended September 30, 2025 were approximately $310 million and MBI had approximately 210,000 residential and business data customers and a network footprint with approximately 675,000 passings as of September 30, 2025. Based on currently available information, if the Call Option or Put Option is exercised and closing occurs on October 1, 2026, we estimate that (i) the Call Price or Put Price payable by us for the equity interests of MBI that we do not already own will range between approximately $475 million and $495 million; and (ii) MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $845 million to $895 million. These estimates are based on MBI's preliminary financial information, past performance and current forecasts and are subject to numerous assumptions and risks including, without limitation, factors that could impact MBI, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Should the underlying assumptions prove incorrect, or if any of those risks materialize, or if closing occurs earlier or later than October 1, 2026, the actual Call Price or Put Price payable upon the closing of an exercise of the Call Option or Put Option and the amount of MBI’s indebtedness outstanding at that time may differ from the estimated amounts described above.
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
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$417,793	$496,507	$(78,714)	(15.9)%
Net cash used in investing activities	(78,477)	(242,051)	163,574	(67.6)%
Net cash used in financing activities	(326,298)	(218,104)	(108,194)	49.6%
Change in cash and cash equivalents	13,018	36,352	(23,334)	(64.2)%
Cash and cash equivalents, beginning of period	153,631	190,289	(36,658)	(19.3)%
Cash and cash equivalents, end of period	$166,649	$226,641	$(59,992)	(26.5)%

The $78.7 million year-over-year decrease in net cash provided by operating activities was primarily attributable to unfavorable changes in working capital and a decrease in Adjusted EBITDA.
The $163.6 million year-over-year decrease in net cash used in investing activities was due primarily to $133.9 million of proceeds from sales of equity investments during the current year period and a $20.0 million equity investment made in the prior year period that did not recur.
The $108.2 million year-over-year increase in net cash used in financing activities was due primarily to a $142.1 million increase in debt repayments, partially offset by a $33.7 million reduction in dividends as a result of the suspension of the Company's dividend beginning in the second quarter of 2025.
On May 20, 2022, the Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and we may opportunistically and prudently consider buying back shares under our remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since we first became publicly traded in 2015 through September 30, 2025, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We did not repurchase any shares during the nine months ended September 30, 2025 or 2024.
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
On July 4, 2025, the “One Big Beautiful Bill Act” (the "OBBBA") was enacted into law, which extends and modifies certain provisions of the existing tax law. We believe the impact of the relevant OBBBA provisions to our effective tax rate is not material and are currently expecting a favorable impact on our cash flows. We will continue to monitor and assess the impact of the OBBBA on our consolidated financial statements.
Financing Activity
Senior Credit Facilities
The Credit Agreement provides for the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of September 30, 2025.
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

We repaid $173.0 million and $258.0 million of outstanding Revolving Credit Facility borrowings during the three and nine months ended September 30, 2025, respectively. We also voluntarily prepaid $4.4 million of the outstanding principal of the Term Loan B-4 during the nine months ended September 30, 2025. As of September 30, 2025, we had $55.0 million of borrowings under the Revolving Credit Facility that bore interest at 6.0% per annum, and had $1.195 billion of available borrowing capacity under the Revolving Credit Facility. A summary of our outstanding term loans as of September 30, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$233,750	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.51%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	735,671	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.51%
Term Loan B-4	5/3/2021	800,000	1.0%	741,889	5/3/2028	722,518	SOFR + 11.4 bps	2.00%	6.28%
Total		$1,825,000		$1,711,310		$1,650,963

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
In October 2025, we repaid an additional $25.0 million of outstanding borrowings under the Revolving Credit Facility.
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
We paid $17.1 million to repurchase $20.4 million aggregate principal amount of outstanding Senior Notes during the three months ended September 30, 2025 and $30.1 million to repurchase $37.3 million aggregate principal amount of outstanding Senior Notes during the nine months ended September 30, 2025. As a result, we recognized $3.2 million and $7.0 million of gains on debt extinguishments during the three and nine months ended September 30, 2025, respectively, within other income in the condensed consolidated statements of operations and comprehensive income (loss).
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

Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving Credit Facility portion:
Other noncurrent assets	$3,125	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	16,807	18,691
Total	$19,932	$22,445
We recorded debt issuance cost amortization of $1.2 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The unamortized debt discount associated with the Convertible Notes was $4.5 million and $7.7 million as of September 30, 2025 and December 31, 2024, respectively. We recorded debt discount amortization of $1.1 million for both the three months ended September 30, 2025 and 2024, and $3.2 million for both the nine months ended September 30, 2025 and 2024 within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
We have entered into a separate letter of credit agreement which provides for an additional $75.0 million of letter of credit issuing capacity, of which $9.8 million was utilized as of September 30, 2025.
We were in compliance with all debt covenants as of September 30, 2025.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $5.2 million and $8.4 million on interest rate swaps during the three months ended September 30, 2025 and 2024, respectively, and income of $15.5 million and $24.9 million during the nine months ended September 30, 2025 and 2024, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
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
Our capital expenditures by category for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer premise equipment(1)	$16,976	$18,390	$44,648	$37,430
Commercial(2)	3,035	3,883	13,711	15,073
Scalable infrastructure(3)	6,804	8,053	23,197	26,059
Line extensions(4)	18,076	14,625	49,963	48,259
Upgrade/rebuild(5)	4,017	11,026	11,678	26,545
Support capital(6)	22,857	20,993	68,072	61,082
Total	$71,765	$76,970	$211,269	$214,449

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
Contractual Obligations and Contingent Commitments
As of September 30, 2025, with the exception of debt payments (refer to note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2024 Form 10-K.
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
No additional impairments were identified during the third quarter of 2025. However, we may record additional impairments in future periods should estimated future cash flows decline, discount rates increase and/or our stock price significantly declines, indicating fair values may have fallen below carrying values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates, which could materially impact the determination of fair value or impairment, or both.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2024 Form 10-K other than as set forth below.
As of September 30, 2025, we had $612.7 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of September 30, 2025, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $518.7 million, $562.1 million and $297.1 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out an evaluation as of September 30, 2025 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Our intangible assets and goodwill represent a substantial amount of our total assets. During the three months ended June 30, 2025, due to a decline in our stock price, we identified an intangible asset and goodwill impairment assessment triggering event. As a result of the ensuing assessments, we recognized asset impairments totaling $586.0 million consisting of $497.2 million and $88.8 million of non-cash impairments associated with our indefinite-lived franchise agreements intangible asset and goodwill, respectively, reducing the franchise agreements' carrying value from $2.1 billion to $1.6 billion and the goodwill carrying value from $929.6 million to $840.8 million. As of June 30, 2025, after the recognition of these asset impairments, the fair values of our franchise agreements and goodwill were equal to their respective carrying values. No additional impairments were recognized during the three months ended September 30, 2025. Various estimates and assumptions requiring management's judgment were utilized to determine the fair values for these assets, but future events and changes in circumstances could result in changes to these estimates and assumptions. We cannot accurately predict the likelihood or potential amount and timing of any further impairments of intangible assets or goodwill. Should the fair values of our intangible assets or goodwill decline further in future periods, additional impairment charges may be recognized. Such charges could be material, adversely impacting our earnings and total assets.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2025 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025(2)	5	$139.09	—	$143,104
August 1, 2025 to August 31, 2025(2)	1	$136.77	—	$143,104
September 1, 2025 to September 30, 2025	—	$—	—	$143,104
Total	6	$138.70	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) under the Share Repurchase Program, which was announced on May 23, 2022. The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of Restricted Stock and/or exercises of SARs under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting or exercise measurement date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Cable One, Inc. 2025 Executive Severance Plan dated July 29, 2025 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 1, 2025).+

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: November 6, 2025

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: November 6, 2025