Form 10-K
period 2025-12-31
Cable One, Inc.
filed 2026-02-26
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025, the last business day of the recently completed second fiscal quarter, was approximately $572 million, based on the closing price for the registrant’s common stock on June 30, 2025. For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant as of June 30, 2025 are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 5,672,182 shares of the registrant’s common stock outstanding as of February 20, 2026.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, technologies, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, the purchase price payable pursuant to the Put Option (as defined elsewhere in this Annual Report on Form 10-K) associated with the remaining equity interests in Mega Broadband Investments Holdings LLC ("MBI") which was exercised on January 2, 2026 (such purchase price, the "Put Price") and the anticipated timeline to consummate such transaction, our ability and sources of capital to fund the Put Price, MBI's future indebtedness and our financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors:
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
•risks relating to existing or future acquisitions and strategic investments by us, including risks associated with the exercise of the Put Option associated with the remaining equity interests in MBI and the acquisition and integration of MBI;
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
•legislative or regulatory efforts to impose new requirements on our data services;
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
•our reduced stock price;
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
•our ability to successfully transition to our new Chief Executive Officer ("CEO");
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

PART I
ITEM 1    BUSINESS
Overview
Cable One, Inc. (“Cable One,” “us,” “our,” “we” or the “Company”) is a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. Through Sparklight®, the brand our customers know and trust, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. We serve our customers with technologically advanced fiber-based infrastructure that provides for delivery of a full suite of data, video and voice products.
We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2025, approximately 75% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.0 million residential and business customers out of approximately 2.9 million passings as of December 31, 2025. Of these customers, approximately 999,000 subscribed to data services, 88,000 subscribed to video services and 94,000 subscribed to voice services as of December 31, 2025.
The following map shows the locations of our consolidated markets as of December 31, 2025:

WA
OR
ID
ND
MN
SD
NE
IA
IL
IN
MO
KS
OK
AR
TN
AZ
NM
GA
SC
MS
AL
TX
LA
FL

We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2025, they are residential data (60.1%), business data (15.3%) and residential video (12.5%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.

In 2025, our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins for residential data and business data were approximately three and four times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable measure under generally accepted accounting principles in the United States (“GAAP”)). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 59% and 63% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per primary service unit (“PSU”) basis.
We focus on growing our higher margin businesses, namely residential data and business data services. Our strategy acknowledges the industry-wide trends of declining profitability of video services and declining revenues from residential voice services. The declining profitability of video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less, while more recently supplementing our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. This strategy has focused on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long term. The following chart shows the breakdown of our revenues in 2025 as compared to 2015, the year we became an independent public company following the completion of our spin-off from Graham Holdings Company ("GHC"):

(1)For 2025, 15% of total revenues related to business data services.
Excluding the effects of acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We focus on growing residential data customers and revenues and expect this product line to grow over the long term, supplemented by growth in related services, such as intelligent Wi-Fi, technology support and network security solutions. In recent periods, we have experienced subscriber losses as a result of increased competition in our markets but believe the upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue to earn a consistent average monthly revenue per unit ("ARPU") from our existing customers over the long term and potentially capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises ("fiber") or hybrid fiber-coaxial ("HFC") network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. During the fourth quarter of 2025, our average residential data customer used approximately 835 Gigabytes of data per month, with more than 30% of our customers using over 1 Terabyte of data per month, while peak bandwidth utilization remained at or below 20%. We believe that the capacity and reliability of our networks is equal to or exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers.

•Business data. We focus on growing business data customers and revenues over the long term by concentrating our efforts on increasing sales to business customers and attracting enterprise and wholesale business customers. We expect to experience growth in business data revenues over the long term as we sell-in additional products and services to existing customers and also focus on adding new customers. Margins for products sold to business customers have remained attractive, which we expect will continue.
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business data services while de-emphasizing our video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We offer Sparklight TV, an internet protocol-based (“IPTV”) video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This IPTV video service optimizes our available bandwidth, maximizing network capacity to increase data speeds and capacity across our network.
During the fourth quarter of 2025, we launched a pilot mobile service offering with a mobile virtual network enabler in several of our markets. Through this focused initiative, we are exploring whether a mobile offering can complement our wired broadband product by delivering added convenience and greater flexibility while strengthening our long-term customer relationships with the ultimate goals of enhancing customer lifetime value, improving retention and supporting packaging opportunities to reinforce our core broadband business.
We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity, and all of our passings have access to Gigabit download speeds, which we believe meaningfully distinguishes our offerings from certain competitors in our markets.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless data ("FWA" or "cell phone internet") providers; and over-the-top (“OTT”) video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 71% of our total capital expenditures since 2017 focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to 53% of our markets and currently offer Gigabit download data service to all of our passings. We are currently deploying DOCSIS 4.0 capabilities, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business data product lines. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds and to support the continually increasing data usage by customers. We believe these investments will reinforce our competitive strength in this area.
We expect to continue to devote financial resources to infrastructure improvements in existing and acquired markets as well as to expand high-speed data service in areas adjacent to our existing network. We believe these investments are necessary to continually meet our customers’ needs and remain competitive. The capital enhancements associated with acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from traditional QAM-based video services; implementing multi-Gigabit download speeds; deploying DOCSIS 4.0 capabilities; consolidating back-office functions such as billing, accounting and service provisioning; migrating products to Cable One platforms; and expanding our high-capacity fiber network.
Our primary financial goals are to grow residential data and business data customers and revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures over the long term. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. We combat competitive threats in our markets through targeted pricing and product offerings and further planned investments in broadband plant upgrades, including the continued deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. We also evaluate opportunistic broadband-related acquisition and strategic investment opportunities in rural markets in addition to the pursuit of organic growth through market expansion projects. Given our strategic focus on our higher margin residential data and business data product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.

Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. Thus, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. The Federal Communications Commission (the "FCC") has opened inquiries looking at several initiatives that could lead to increased regulation of our data, voice and video services (see the section entitled “Regulation and Legislation”). Some states, including Arizona and Missouri (where we have subscribers), have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.
Corporate History
In 1986, The Washington Post Company (the prior name of our former corporate parent, GHC) acquired cable television systems throughout multiple Western, Midwestern and Southern states. We completed a number of acquisitions and dispositions of cable systems through 2015, both through cash sales and system trades. In the process, we substantially reshaped our original geographic footprint and resized our typical system, including exiting a number of metropolitan markets and acquiring cable systems in non-metropolitan markets that fit our business model. On July 1, 2015, we became an independent public company traded under the ticker symbol “CABO” on the New York Stock Exchange after completion of our spin-off from GHC.
In addition to our organic growth, we have also completed a number of acquisitions since our spin-off. In 2017, we acquired RBI Holding LLC (“NewWave”). In 2019, we acquired Delta Communications, L.L.C. (“Clearwave”) and Fidelity Communications Co. (“Fidelity”). In 2020, we acquired Valu-Net LLC (“Valu-Net”) and contributed the assets of our Anniston, Alabama system (the “Anniston System”) to Hargray Acquisition Holdings, LLC ("Hargray") in exchange for an approximately 15% equity interest in Hargray. We subsequently acquired the remaining approximately 85% equity interest in Hargray in 2021 (the "Hargray Acquisition"). We also acquired certain assets and assumed certain liabilities from Cable America Missouri, LLC (“CableAmerica”) in 2021 and completed a small acquisition in 2024. On January 3, 2026, we entered into a purchase agreement to acquire the remaining equity interests in MBI that we do not already own following the exercise of the Put Option (as defined elsewhere in this Annual Report on Form 10-K). The acquisition is subject to customary closing conditions, and we currently anticipate that the acquisition will be completed on October 1, 2026 (refer to the section entitled “Financial Condition: Liquidity and Capital Resources – Liquidity” for further details).
In 2025, we completed the rebranding of our acquired operations under the unified brand of Sparklight, which we have been operating under since 2020. The Sparklight brand better conveys who we are and what we stand for – a company committed to providing our communities with connectivity that enriches their world - and solidified our shift in focus from video to data offerings. As part of the rebranding, we streamlined our residential internet service plans and pricing and strengthened our commitment to the communities we serve through educational programs, corporate giving and donations of time and resources.
In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments were intended to capitalize on opportunities that may not have existed under a full ownership model, in order to allow us to participate more aggressively in the fiber expansion business and potentially provide future monetization, acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow:
•In 2020, we invested in CTI Towers, Inc. (“CTI”), AMG Technology Investment Group, LLC (“Nextlink”), Wisper ISP, LLC (“Wisper”) and MBI and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest.
•In 2021, we invested in Point Broadband Holdings, LLC (“Point”), Tristar Acquisition I Corp (“Tristar”) and Nextlink.
•In 2022, we contributed certain fiber operations to a newly formed entity, Clearwave Fiber LLC ("Clearwave Fiber") (the "Clearwave Fiber Contribution") in exchange for an approximately 58% equity interest in Clearwave Fiber and invested in Point, MetroNet Systems, LLC ("MetroNet"), Visionary Communications, Inc. ("Visionary") and Northwest Fiber Holdco, LLC ("Ziply").
•In 2023, we made additional investments in Visionary and Ziply. We also redeemed our equity investments in Wisper and Tristar.
•In 2024, we made an additional investment in Nextlink, increasing our equity interest to approximately 22%.
•In 2025, we divested our equity investments in Ziply, MetroNet and a small equity investee. We also entered into an agreement to contribute to Point the equity interests of Clearwave Fiber owned by us in exchange for additional equity interests in Point. This transaction is subject to customary closing conditions and is expected to close during the second quarter of 2026.
Industry Overview
We are a fully integrated provider of data, video and voice services to residential and business customers across various geographic regions in the United States, with a primary focus on residential data and business data services. We provide services that are similar to those provided by cable companies, telephone companies, wireless companies and fiber providers, among others. These providers, each to a varying degree, own and/or lease a network that allows them to deliver their services and distribute their signals to the homes and businesses of subscribers. In addition to building their own network backbone and/or leasing physical access to the network backbone, companies providing video services also purchase licenses to provide their subscribers with access to television channels owned by programmers and broadcasters via distribution over the network backbone. Companies providing video services also typically sell advertising on their video channels.
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
We believe achieving financial and operational success in our industry is driven by a differentiated operating philosophy and culture. We emphasize focus as opposed to scale, which is a departure from the historical, more conventional strategies employed in our industry, but is well suited to the markets in which we operate and enables us to take advantage of our strengths.
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
Attractive markets and regional diversification. Our customers are located primarily in non-metropolitan, secondary and tertiary markets with favorable competitive dynamics in comparison to major urban centers. In particular:
•In over 40% of our footprint, we do not have a wired competitor that offers residential broadband download speeds of 100 Megabits per second ("Mbps") or higher.
•Advances in technology often come later to our markets — for example, fewer competitors in our markets offer fiber service than in more densely populated markets.
•We are regionally diversified, reducing the impact that an economic downturn, a natural disaster or a new competitor in a specific geographic area would have on our overall business.
•Rural, less dense markets make returns as a competitive overbuilder difficult.
Deep customer understanding. We have operated as a non-metropolitan service provider for over 30 years and we are attuned to the unique needs of customers in these areas. In order to understand our customers’ demands and preferences, we routinely conduct customer research through a variety of methods, including customer satisfaction surveys, geo-demographic segmentation studies and other analytics. Together with the direct customer contact we engage in through our virtual call centers and local operating offices, we have gained valuable insight into how to serve customers in our markets, including with respect to providing an optimal mix of data speeds, price points and best-in-class customer service levels. In addition, a majority of our associates reside and work in our markets, providing local services through education programs and donations of time and resources that enhance our commitment to the communities we serve. We optimize the complementary strengths of our local and corporate teams, combining local focus and know-how with centralized business assets and support, with a shared commitment to compete fiercely to win customers for life. As a result of more decision-making existing at the local level, our teams are empowered with the resources necessary to act with speed and agility in the best interest of customers, be more neighborly and win business locally.

Robust broadband technology with ample unused capacity. We offer our residential data and business data customers internet products at some of the fastest speeds available in our markets. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity. During the fourth quarter of 2025, our average residential data customer used approximately 835 Gigabytes of data per month, with more than 30% of our residential data customers using over 1 Terabyte of data per month, while peak bandwidth utilization remained at or below 20%. We are also committed to ensuring the reliability of our services not only to each customer's premises, but to each of the individual devices connected to our network.
We offer a wide-ranging array of broadband offerings to our customers. Our fastest broadband offering for most of our residential customers is currently a download speed of up to 1 Gigabit per second (“Gbps”), although 53% of our markets now have access to download speeds of up to 2 Gbps, with further multi-Gigabit rollouts planned in the future. We also offer an advanced Wi-Fi solution to residential customers across substantially all of our footprint that provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. This service is offered free of charge to residential customers who rent one or more modems from us. We have rolled out a Wi-Fi 7 mesh system offering, one of the most advanced Wi-Fi systems available in the market today. On the business side, we offer up to 1 Gbps download speeds over HFC, up to 5 Gbps symmetrical speeds over shared fiber and up to 100 Gbps symmetrical speeds over dedicated enterprise fiber.
Network reliability is critical to our success and is a major tenet of our day-to-day operating philosophy. Our investment in and focus on future demand planning is intended to ensure that network performance is never a barrier to customer satisfaction. We have continually made ongoing investments in our legacy and acquired systems, increasing our broadband capacity and reliability. We expect to continue to invest in strategic capital projects, including those associated with acquired operations and market expansions, because we believe the competitive benefits will be significant, particularly for data services. We also made the following capital investments in 2025:
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
We anticipate that the projects we have invested in over the last several years will facilitate growth in residential data and business data revenues and customer satisfaction over the long term.
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

Continuous process improvement mindset. From transactional improvements to large scale innovations, we seek to have continuous process improvement permeate all that we do to thrive in an increasingly competitive marketplace and remain a cost-efficient operator. Through the use of an industrial engineering framework and agile mindset, supplemented by digital transformation and AI initiatives, we are able to quickly and effectively react to developments in our markets and implement new initiatives to maximize our operating performance and efficiently expand our network and market share over the long term. For example, we implemented a unified call center platform powered by AI, enhancing the way we support and engage with our customers by leveraging advanced machine learning and analytics to optimize call routing, provide real-time insights to associates and improve overall service efficiency. By analyzing customer interactions and identifying patterns, the platform helps streamline support processes and reduce resolution times. Another example is our internally developed churn propensity model, which proactively identifies customers most at risk of leaving. Once identified, we take targeted action to engage and retain such customers. Additionally, we have rolled out an AI-powered assistant that not only handles tasks typically managed by our field technicians, like contacting customers with appointment windows and rescheduling as necessary, but also provides our technicians with AI-driven technical expertise to help diagnose and resolve issues more quickly. These innovations allow us to better allocate resources and dedicate our highly trained associates to more complex projects and service needs.
During 2025, we completed the implementation of our company-wide unified billing platform, which streamlines our product offerings and rate structures across all of our markets, enabling more flexible and targeting pricing strategies and allowing us to more quickly and nimbly respond to discrete competitive changes, while driving deeper customer engagement through a uniform customer experience.
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
Experienced management team. Our senior management team is comprised of executives who have significant experience in our industry. As of December 31, 2025, our executive officers have an average industry tenure of nearly 25 years and an average tenure at Cable One (or its predecessors) of nearly 6 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years.
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

Prioritize higher growth, higher margin opportunities. We concentrate on opportunities that maximize Adjusted EBITDA less capital expenditures and provide the best path for profitable growth over the long term. We believe our video and voice product lines face long-term declines. With respect to our video product, programmers and broadcasters are charging higher rates and retransmission fees for content to distributors providing video services (often for content for which viewership is declining), and distributors have had to choose between absorbing those increases to the detriment of their margins or passing on the full cost to customers, which adversely affects customer demand. At the same time, the rapid expansion of OTT offerings has given customers new alternatives to traditional video offerings. In addition, customer demand for wireless voice services has reduced demand for voice services from us and others in our industry. As a result, we have reduced our focus on these product lines and prioritized higher growth and higher margin opportunities in residential data and business data services.
We have declined to cross-subsidize our video business with cash flow from our higher margin products, which has resulted in our residential video customers declining at a faster rate than the industry average. Our residential video PSUs decreased by 22.1% when comparing 2025 versus 2024 and 20.0% when comparing 2024 versus 2023. While this strategy runs contrary to the historical, conventional wisdom in our industry, which put heavy emphasis on video customer counts and maximizing the number of PSUs per customer by bundling and discounting services, we believe it best positions us for long-term success. For us, success in growing and retaining residential data and business data customers is far more important than maximizing the number of customers who choose triple-play packages combining data, video and voice services.
Drive growth in residential data and business data services. We believe our residential data and business data services products provide attractive future growth opportunities. Our disciplined prioritization of residential data and business data services is generally reflected in all aspects of our business strategy, including pricing, the allocation of sales, marketing and customer service resources, capital spending and supplier negotiations. During 2025, we continued to diversify our revenue streams away from video as residential data and business data services represented 75.3% of our total revenues versus 73.1% for 2024 and 71.6% for 2023. We believe we have demonstrated that it is possible to decouple unit growth in our residential data and residential video businesses, which historically were marketed as a package. We focus on selling data-only packages to new customers rather than cross-selling video services to these customers, and a large majority of our residential customers are data-only. In recent periods, we have also begun offering complementary value-creating products, such as expert technology support and network security services, that deepen our relationships with customers.
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
•engineering process improvements throughout the organization, such as process mapping and standardization; demand and resource planning, including with third party vendors; process step reductions; and internal associate surveys to identify training gaps and process choke points;

•investing in growth enablement platforms that are expected to generate meaningful cost savings over time as we realize greater automation and operating efficiency; and
•investing in AI initiatives, including within our call center and field operations, enabling us to resolve issues more quickly and efficiently while allowing us to shift resources to more complex service needs.
We believe our strategy has produced positive results for our customers, associates and stockholders and we have been applying this strategy in our acquired operations. Our strategy has allowed us to continually decrease customer service calls and truck rolls, while simultaneously maintaining customer satisfaction scores.
Balanced capital allocation. We are committed to a disciplined approach to evaluating acquisitions, internal and external investments, capital structure optimization and return of capital in order to build long-term stockholder value. We proactively invest in our network, within both existing markets and in near-adjacent areas. We also assess available inorganic opportunities through either full acquisitions of, or strategic investments in, complementary companies as we believe part of our strategy is to be the natural aggregator of rural broadband assets in small cities and large towns. When identifying and assessing acquisition targets, we look for providers with a data-centric product mix, comparable market demographics, geographic alignment, attractive competitive positions, visible growth and margin expansion opportunities, stable financial performance, leading broadband technologies and similar cultures. When evaluating strategic investment opportunities, we look for companies that we would consider acquiring in the future that have proven operating leaders alongside trusted financial partners. We have historically returned capital to shareholders through dividends, opportunistic share repurchases and the paydown of outstanding debt. Our current primary focus is on disciplined debt repayment, having paid down $403.4 million of debt during 2025.
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
Our Products
Residential Data Services
Residential data services represented 60.1%, 58.6% and 58.4% of our total revenues for 2025, 2024 and 2023, respectively. We offer simplified data plans with lower pricing and higher speeds across our premium tiers, with download speeds up to 1 Gbps available to all of our residential customers. In 53% of our markets, we have rolled out multi-Gigabit download service offerings with further multi-Gigabit rollouts planned in the future. During the fourth quarter of 2025, 47% of new customers chose download speeds of 1 Gbps or higher. We also offer unlimited data options on most of our plans across most of our markets. In recent periods, we launched supplemental value-focused product offerings intended to target a broader scope of incremental customers. Further, to meet the increasing bandwidth needs of our customers who use a growing number of devices in the home, we offer most of our customers our advanced Wi-Fi service combining state-of-the-art technology solutions with certified technicians, who locate and configure hardware based on individual customer needs. This service provides customers with enhanced Wi-Fi signal strength, which extends and improves the Wi-Fi signal throughout the home. We also provide customers with additional value-enhancing product offerings, such as expert technology support and network security services, strengthening our role as a trusted and reliable service provider.
Business Data and Other Services
We consider the data, voice and video products we provide to our business customers to be a separate product from our residential versions of these services. Business services represented 19.5%, 19.0% and 18.1% of our total revenues for 2025, 2024 and 2023, respectively. We offer services for businesses ranging in size from small to mid-market, in addition to enterprise, wholesale and carrier customers. We believe we will continue to experience growth in sales to business customers over the long term given the sizable total addressable market within our footprint and our history of expanding penetration rates.

Our offerings for small businesses are provided over both our fiber and HFC networks, with all new buildouts being fiber. Our data services offer various options with download speeds up to 1 Gbps over HFC, with varying upload speeds, along with managed Wi-Fi. Our small business voice solutions include hosted voice with unified communications as a service from one line to multi-line options, including the availability of popular calling features like simultaneous ring, hunt groups and selective call forwarding. Business video packages range from a basic service tier to a comprehensive selection including variety, news and sports programming in high-definition. Our small- and medium-sized business customers experience up to 5 Gbps symmetrical speeds over fiber in select markets.
Mid-market customers primarily receive delivery of data and voice services over shared fiber technology. This shared fiber architecture provides for symmetrical data speeds up to 5 Gbps. We expect to expand this technology to additional areas and markets each year for the foreseeable future, especially in our competitive locations.
For enterprise and wholesale customers, we offer dedicated bandwidth and Enterprise Wi-Fi in addition to multiple voice services via fiber optic technology. Our fiber optic-based products include dark fiber in addition to dedicated internet access and E-Line, E-Lan and E-Access Ethernet services. We also offer network-to-network interface connections to other carriers at multiple points of presence across the United States. Our enterprise customers experience symmetrical speeds of up to 100 Gbps over dedicated fiber.
Residential Video Services
Residential video services represented 12.5%, 14.1% and 15.4% of our total revenues for 2025, 2024 and 2023, respectively. We offer a broad variety of residential video services, generally ranging from a basic video service to a full digital service with access to hundreds of channels. We offer Sparklight TV, an IPTV video service and a cloud-based digital video recorder ("DVR") service that allows customers to stream our video channels from the cloud through a new app on supported devices, such as the Amazon Firestick, Apple TV and Android-based smart televisions that does not require the use of a set-top box.
Residential Voice Services
Residential voice services represented 1.8%, 2.0% and 2.2% of our total revenues for 2025, 2024 and 2023, respectively. The majority of our residential voice service offerings transmit digital voice signals over our network and are interconnected Voice over Internet Protocol (“VoIP”) services. We also offer traditional telecommunications services through some of our subsidiaries.
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
We also face competition from various providers of wireless internet offerings, including cell phone internet providers that have deployed high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost. We believe we are in a strong long-term competitive position against cell phone internet providers as our wired infrastructure provides for speeds, capacity and reliability far in excess of what any cell phone internet offering can provide given the limitations of the technology. We also face increasing competition from wireless telephone companies for our residential voice services, as our customers continue to replace our residential voice services with wireless voice services. New entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether.
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
Human Capital Resources
Associate Metrics
As of December 31, 2025, we had 2,592 full-time and part-time associates, compared to 2,817 full-time and part-time associates at December 31, 2024. None of our associates were represented by a union as of December 31, 2025 or 2024.
Associate Engagement, Retention and Compensation Programs and Benefits
We believe our associates are our most important resource and are critical to our continued success. We strive to attract, develop, motivate and retain associates with an emphasis on performance and productivity. We seek to maintain alignment, foster accountability and encourage long-term focus throughout all levels of associates at our company. Our average associate tenure at Cable One (or its predecessors) is approximately 10 years.
Our senior management team is comprised of executives who have significant experience in our industry and have expertise in the operations and execution required to lead a successful service provider. They also understand and are deeply committed to our strategy, which we developed, enhanced and updated on a collaborative basis over many years. As of December 31, 2025, our executive officers have an average industry tenure of nearly 25 years and an average tenure at Cable One (or its predecessors) of nearly 6 years, and we believe this team is deeply knowledgeable about cost and competitive conditions in our markets.
Our total rewards compensation philosophy encompasses pay, health benefits, incentives, wellness and career development options. Our pay-for-performance philosophy permeates our organization. Merit increases are based on individual performance and market conditions, and all associates are eligible for an annual bonus based on objective corporate performance goals shared by everyone in our company.
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

Health and Safety
Our safety team is responsible for company-wide safety education and training programs. In an effort to minimize or eliminate hazards, we regularly analyze indicators and areas where risks and injuries can occur. We also have mandatory compliance and safety training for associates.
Equality
We are an equal opportunity employer that strives to provide an inclusive and respectful environment for a wide range of backgrounds, cultures, perspectives and experiences. We are committed to fostering an environment in which all associates and customers are valued. We foster a diverse and inclusive culture by offering competitive compensation, a comprehensive rewards program and opportunities for all of our associates to grow personally and professionally. Our Culture Captain Program is made up of more than 60 associates across the organization, representing a broad range of roles, functions and levels, from frontline associates to members of management. The program is designed to strengthen and sustain a culture of respect, inclusion and belonging at Cable One. Culture Captains serve as local ambassadors of our values by fostering connection, elevating associate voices and supporting culture-building initiatives across the Company. Through coordinated programming, resources available on our intranet and Company-wide events and learning opportunities, the Culture Captain Program helps inform, engage and empower associates while reinforcing our commitment to an inclusive workplace.
Available Information and Website
Our internet address is www.sparklight.com. We make available free of charge through our investor relations website, ir.cableone.net, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Printed copies of these documents will be furnished without charge (except exhibits) to any stockholder upon written request addressed to our Secretary at 210 E. Earll Drive, Phoenix, Arizona 85012. The SEC maintains a website, www.sec.gov, that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we use our website (ir.cableone.net/corporate-profile/default.aspx) as a channel of distribution for documents and other information about our company. The documents and other information we make available through these channels may be deemed material. Accordingly, investors should monitor this channel in addition to following our press releases, SEC filings and public conference calls and webcasts.
The contents of these websites are not incorporated by reference into this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act. Further, our references to website URLs are intended to be inactive textual references only.
Information About Our Executive Officers
The following table presents certain information, as of February 26, 2026, concerning our executive officers.

Name	Age	Position
James A. Holanda	61	Chief Executive Officer
Kenneth E. Johnson	62	Chief Operating Officer
Todd M. Koetje	49	Chief Financial Officer
Megan M. Detz	49	Chief People Officer
Christopher J. Arntzen	55	Senior Vice President, General Counsel and Secretary
Anthony J. Mokry	52	Senior Vice President, Residential Services
James A. Holanda
Mr. Holanda has been CEO and a member of the Board of Directors (the "Board") of Cable One since February 16, 2026.
Prior to joining Cable One, Mr. Holanda served as CEO of Astound Broadband from 2011 to 2025 where he served on the board until January 2026. He was also the President and CEO of Patriot Media Consulting, LLC from 2011 to February 2026. Prior to Astound, Mr. Holanda held various positions at Choice Cable TV of Puerto Rico, Patriot Media of Central New Jersey, Charter Communications, Inc. and Comcast Corporation.

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
Todd M. Koetje
Mr. Koetje has been Chief Financial Officer ("CFO") of Cable One since July 2022. From January 1, 2026 through February 15, 2026, he served as Interim Chief Executive Officer of Cable One. He previously served as Senior Vice President, Business Development and Finance of Cable One from August 2021 through June 2022.
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
Regulatory Reclassification and Net Neutrality Regulation. In May 2024, the FCC adopted the 2024 Open Internet Order, which reinstated the classification of broadband internet access service as a “telecommunications service” under Title II of the Communications Act of 1934, as amended (the “Communications Act”). The 2024 Open Internet Order rescinded the FCC’s 2017 decision that determined broadband internet access service was an “information service” under Title I of the Communications Act and applied limited obligations on providers to disclose information regarding network management, performance and commercial terms of service to customers. The 2024 Open Internet Order adopted a new set of rules for broadband internet access services intended to safeguard and secure the “open” internet and subjected providers to new regulatory obligations under Title II of the Communications Act. Several parties challenged the 2024 Open Internet Order in federal court, and the federal court stayed the effectiveness of the FCC’s new rules pending judicial review. In January 2025, the U.S. Court of Appeals for the Sixth Circuit overturned the 2024 Open Internet Order finding the Communications Act did not support the FCC’s classification of broadband internet access service as a telecommunications service. As a result, broadband internet access service is once again deemed to be an information service subject to limited regulatory oversight by the FCC. The Sixth Circuit decision was not appealed. Congress or a future FCC could take action to address the classification of broadband internet access service or other net neutrality matters. We cannot predict whether or when such actions may occur or to what extent such actions may affect our operations or impose additional costs on our business.
Some states, including Arizona and Missouri (where we have subscribers), have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services, including proposed rules regarding net neutrality. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. Other states may continue to take action in connection with net neutrality matters in light of the Sixth Circuit decision. We cannot predict whether or to what extent state requirements will be applied to our data services in the future.
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
In separate proceedings, the FCC has opened inquiries looking at whether to impose outage reporting requirements on broadband internet access service providers, how to address broadband data caps, and whether to adopt rules governing the quality of customer support for all types of communications services, including broadband, video and voice services. We cannot predict whether such obligations will apply to our data services in the future or whether or how the imposition of such obligations will affect our operations and business.

Disclosure and Non-Discrimination Requirements. As stated above, the FCC’s rules in place prior to the 2024 Open Internet Order required broadband internet access service providers to disclose certain information regarding network management, performance and commercial terms of the service to their customers. As part of the Infrastructure Act, Congress ordered the FCC to conduct a rulemaking to consider imposing additional consumer disclosure requirements on broadband internet access service providers using “broadband labels.” The majority of the FCC's broadband label requirements took effect on April 10, 2024. In October 2025, the FCC opened a proceeding to update and eliminate certain of its broadband label requirements. In addition, the Infrastructure Act required the FCC to adopt rules to facilitate equal access to broadband internet access service and prevent digital discrimination of access, including the development of model policies and best practices, and a process to accept public complaints relating to digital discrimination. In November 2023, the FCC adopted rules prohibiting broadband internet access service providers from adopting, implementing or utilizing policies or practices, not justified by genuine issues of technical or economic feasibility, that differentially impact consumers’ access to broadband internet access service based on their income level, race, ethnicity, color, religion or national origin or are intended to have such differential impact, and established a complaint process. These rules are being challenged in federal court and we cannot predict the outcome of the appeal. Compliance with these new obligations could cause us to incur additional compliance costs, and the enforcement or interpretation of these new obligations could adversely affect our business. We cannot predict whether or to what extent these changes may affect our operations or impose additional costs on our business.
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
The FCC also requires cable operators to specify the “all-in” price for video programming services (the total cost including fees) in their promotional materials and on subscriber bills. This requirement took effect December 19, 2024.
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
The FCC has had an open proceeding since 2014 to review whether streaming platforms should be subject to the same carriage and retransmission consent regulations as traditional cable operators. Members of Congress and local broadcasters have asked the FCC to refresh the record of this proceeding given the changes in the marketplace in recent years. We cannot predict whether or when the FCC may act on these proposals or to what extent any revised rules may affect our operations or impose costs on our business.
The FCC also adopted rules that require cable operators to notify the FCC when television station blackouts occur due to failure to reach an agreement on retransmission consent. We cannot predict when this new reporting requirement will take effect and to what extent this new rule may affect our operations or impose costs on our business.
Media Ownership Rules. The FCC is required to review its media ownership rules every four years. The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. These changes have led to increased consolidation of television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay broadcasters for retransmission consent. The FCC concluded its 2018 review of its media ownership rules in December 2023 in which it retained the existing rules and adopted minor modifications to better tailor the rules to the current media marketplace. In July 2025, a federal court vacated the majority of the FCC's 2018 review, including the FCC's top-four rule. Further, the FCC launched a new review in September 2025 to assess, among other things, the remaining local radio and television station ownership rules and rules around broadcast network mergers. We cannot predict the outcome of this or any future reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.
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
Voice Over Internet Protocol Services. Service providers, including us and others, offer interconnected VoIP service, which permits users to make voice calls over broadband communications networks, including the internet, to recipients on the public switched telephone network (“PSTN”) and other broadband communications networks. Federal law preempts state and local regulatory barriers to the offering of voice service by service providers, and the FCC and federal courts generally have preempted state laws that seek to regulate or classify VoIP.
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

Federal Subsidies and Grants. The FCC has adopted rules intended to transition the USF so that it supports the build out of broadband rather than telecommunications facilities. Certain of our subsidiaries providing telecommunications services and/or interconnected VoIP services have been designated as eligible telecommunications carriers and as such receive or will receive federal and state funds for operations in Georgia, Illinois, Missouri, Oklahoma and South Carolina. We also receive reimbursement from the schools and libraries universal service support program, commonly known as E-rate, and from the Rural Health Care Fund for discounted services provided throughout our service territory. The FCC has several proceedings pending that could affect our ability to continue receiving such federal funding. We cannot predict whether or how these programs will be changed, or how such changes will affect our operations or business. Some of our ILEC subsidiaries also receive disbursements from the federal USF under Phase 2 of the FCC’s Alternative Connect America Cost Model ("ACAM") program and the FCC's Enhanced ACAM program. To continue to receive such disbursements, we are required to meet certain build-out milestones over the next ten years and provide broadband internet access services at certain FCC-defined speeds. We are also a grant recipient under the FCC’s RDOF program, which requires us to meet certain build-out and public service obligations over a ten-year period. While we intend to satisfy these build-out obligations within the required timeframes, there can be no assurance that we will complete the build-out in a timely manner or at all. We also cannot predict what impact the costs of complying with the build-out obligations will have on our operations. In 2024, one federal Court of Appeals decision found multiple constitutional violations in the FCC’s system for funding and administering its universal service programs. Two other Courts of Appeals had upheld the FCC’s rules. In June 2025, the Supreme Court upheld the constitutionality of the USF funding mechanism, but additional challenges to the federal USF have been filed in federal court. We cannot predict any related actions Congress or the FCC may take, which could adversely affect our receipt of universal service funds, including funds provided under the E-Rate, Rural Health Care Fund, ACAM, Enhanced ACAM, and RDOF programs.
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
Customer Proprietary Network Information. Telecommunications services and interconnected VoIP services are subject to customer proprietary network information ("CPNI") protections, which extend CPNI protection requirements to the customers of such providers. CPNI is information about the quantity, technical configuration, type, location and amount of a voice customer’s use. These requirements generally increase the cost of providing voice service, as providers must implement various safeguards to protect CPNI from unauthorized disclosure. The FCC has adopted reporting and notice requirements for security breaches of CPNI and certain personally identifiable information. These requirements have had the effect of increasing the cost of providing voice service.
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
Our systems generally operate pursuant to franchises, permits and similar authorizations issued by state and local governments. As these franchises are typically non-exclusive, state and local governments can grant additional franchises to other entities and create competition in our markets where none existed previously, resulting in overbuilds. In some cases, the FCC has adopted rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants. As of December 31, 2025, a little less than 60% of our footprint has been overbuilt by wired competitors offering high-speed data services with speeds of 100 Mbps or higher. Further overbuilding could cause more of our customers to purchase data and video services from our competitors instead of from us. We also face competition from various providers of wireless internet offerings, including cell phone internet providers that have deployed high-speed “5G” wireless networks where they have higher capacity spectrum and public locations or commercial establishments offering Wi-Fi at no cost. We also face increasing competition from wireless telephone companies for residential voice services, as our customers continue to replace our residential voice services with wireless voice services. In addition, new entrants with significant financial resources may compete on a larger scale with our video and data services, and as more wireless voice service providers offer unlimited data options, some customers may choose to forgo our data services altogether. Historically, we have focused on retaining customers who are likely to produce higher relative value over the life of their service relationship with us, are less attracted to discounting, require less support and churn less. However, in response to increasing competition in our markets, we are also seeking to supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious, through more targeted pricing and product offerings. While these efforts are intended to grow our customer base, they may adversely impact the ARPU and profit margins of our residential data services and lead to increased average churn rates for our residential data customers.
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
Our video business also faces substantial and increasing competition from other forms of in-home and mobile entertainment, including, among others, Amazon Prime Video, Apple TV+, Disney+, Hulu, HBO Max, Netflix, Paramount+, Peacock, YouTube TV, Sling TV and an increasing number of new entrants who offer OTT video programming, including many traditional programmers. Because of the significant size and financial resources of many of the companies behind such service offerings, some of whom with fewer regulatory burdens than us, we anticipate that they will continue to invest resources in increasing the availability of video content on the internet, which may result in less demand for the video services we provide. Increasing consolidation in the telecommunications and content industries have provided additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale including the ability to launch new products and services. In addition, companies that offer OTT content in certain markets also provide data services, such as Alphabet, and they may seek to increase sales of their streaming content by lowering the cost of data services for their customers, which would further increase price competition for the data services we offer. In addition to creating competition for our video services, OTT content also significantly increases the volume of traffic on our data networks, which can lead to decreases in access speeds for all users if data networks are not upgraded so that their broadband capacity can keep pace with increased traffic.

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
We incorporate certain AI solutions into our digital infrastructure, such as our unified call center platform, and these applications are becoming important in our operations. Our competitors or other third parties may incorporate AI into their operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient or inaccurate, our business, reputation, financial condition and results of operations could be adversely affected. If our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI will require significant resources to implement AI ethically in order to minimize unintended, harmful impacts. There are many state and federal efforts underway to regulate the use of AI, which could have a material adverse impact on our business operations. We cannot predict whether or when any future changes to AI regulation may occur, especially in light of conflicting policy directives on the state and federal levels with respect to AI regulation.
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
Over the past few years, the sales margins on our residential video services, which accounted for 12.5%, 14.1% and 15.4% of our total revenues in 2025, 2024 and 2023, respectively, have generally decreased as a result of increased programming costs and retransmission fees and customer cord-cutting. Programming costs and retransmission fees paid to major programmers and broadcasters may continue to increase as content providers continue to seek higher fees. Moreover, programming cost and retransmission fee increases have caused us, and may in the future cause us, to cease carrying channels offered by certain programmers and broadcasters, which may result in attrition of video subscribers as well as customers who subscribe to double-play or triple-play packages that include video service. These customer losses and increased costs could result in further decreases in our residential video margins, adversely impact our revenues and revenue growth rates, and adversely impact our business as a whole.
We may not be able to obtain necessary hardware, software and operational support from vendors, and the potential impacts of changes in trade policy and tariffs may adversely impact our results of operations.
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
•risks relating to our strategic investment in Clearwave Fiber, including the fact that the board of managers of Clearwave Fiber do not owe the same fiduciary duties to us that directors of a corporation would owe to stockholders, and we do not control the vote of the Clearwave Fiber board of managers with respect to most significant transactional and operational matters under the terms of Clearwave Fiber's operating agreement; and
•uncertainties related to the closing of the Put Option exercise (as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity") relating to our MBI investment, including the difference between the Put Price and the fair value of the underlying equity interests in MBI and our ability to finance the Put Price on terms acceptable to us or at all.
If a Strategic Acquiree fails to operate as anticipated or cannot be successfully integrated with our existing business, our operations, business, results of operations and financial condition could be materially negatively affected.
We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), pandemics, vandalism, terrorist attacks, accidental releases of information or similar events, may disrupt our business.
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
Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or more severe and/or frequent weather events that could arise as a result of long-term climate change), pandemics, vandalism, terrorist attacks and similar events, and the individuals responsible for such systems may also be imperiled by certain such events.
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
Our intangible assets and goodwill represent a substantial amount of our total assets. During the three months ended June 30, 2025, due to a decline in our stock price, we identified an intangible asset and goodwill impairment assessment triggering event. As a result of the ensuing assessments, we recognized asset impairments totaling $586.0 million consisting of $497.2 million and $88.8 million of non-cash impairments associated with our indefinite-lived franchise agreements intangible asset and goodwill, respectively, reducing the franchise agreements' carrying value from $2.1 billion to $1.6 billion and the goodwill carrying value from $929.6 million to $840.8 million. As of June 30, 2025, after the recognition of these asset impairments, the fair values of our franchise agreements and goodwill were equal to their respective carrying values. No additional impairments were recognized during the remainder of 2025. Various estimates and assumptions requiring management's judgment were utilized to determine the fair values for these assets, but future events and changes in circumstances could result in changes to these estimates and assumptions. We cannot accurately predict the likelihood or potential amount and timing of any further impairments of intangible assets or goodwill. Should the fair values of our intangible assets or goodwill decline further in future periods, additional impairment charges may be recognized. Such charges could be material, adversely impacting our earnings and total assets.
Risks Relating to Regulation and Legislation
The profitability of our data service offerings may be impacted by legislative or regulatory efforts to impose new requirements on broadband providers.
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

To the extent the FCC in the future limits our ability to price our data services, we may not be able to generate the margins on our data services that we anticipated in shifting our focus from video to data services, and our business could see a materially negative impact. In May 2024, the FCC adopted the 2024 Open Internet Order, which reinstated the classification of broadband internet access service as a “telecommunications service” under Title II of the Communications Act of 1934, as amended (the “Communications Act”). The 2024 Open Internet Order rescinded the FCC’s 2017 decision that determined broadband internet access service was an “information service” under Title I of the Communications Act and applied limited obligations on providers to disclose information regarding network management, performance and commercial terms of service to customers. The 2024 Open Internet Order adopted a new set of rules for broadband internet access services intended to safeguard and secure the “open” internet and subjected providers to new regulatory obligations under Title II of the Communications Act. Several parties challenged the 2024 Open Internet Order in federal court, and the federal court stayed the effectiveness of the FCC’s new rules pending judicial review. In January 2025, the U.S. Court of Appeals for the Sixth Circuit overturned the 2024 Open Internet Order finding the Communications Act did not support the FCC’s classification of broadband internet access service as a telecommunications service. As a result, broadband internet access service is once again deemed to be an information service subject to limited regulatory oversight by the FCC. The Sixth Circuit decision was not appealed. Congress or a future FCC could take action to address the classification of broadband internet access service or other net neutrality matters. We cannot predict whether or when such actions may occur or to what extent such actions may affect our operations or impose additional costs on our business. Further some states, including Arizona and Missouri (where we have subscribers) have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. States may continue to take action in connection with net neutrality matters in light of the Sixth Circuit decision. We cannot predict whether or to what extent state requirements will be applied to our data services in the future. Further, current rules only require that a portion of revenues from VoIP services be contributed to the USF and USF is not applied to broadband services. The changes brought about by how USF monies are distributed may provide funding and subsidies to those who either compete with us or seek to compete with us and therefore put us at a competitive disadvantage. Moreover, if the FCC imposes USF fees on broadband services, bundled services or a larger portion of VoIP services, it would increase the cost of our services and harm our ability to compete.
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
We currently participate in a number of federal subsidy and grants programs that are funded by the USF. In 2024, one federal Court of Appeals decision found multiple constitutional violations in the FCC’s system for funding and administering its universal service programs. Two other Courts of Appeals had upheld the FCC’s rules. In June 2025, the Supreme Court upheld the constitutionality of the USF funding mechanism, but additional challenges to the federal USF have been filed in federal court. We cannot predict any related actions Congress or the FCC may take which could adversely affect our receipt of funds under these programs, including funds provided under the E-Rate, Rural Health Care Fund, ACAM, Enhanced ACAM, and RDOF programs.
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
In addition, certain of our franchise agreements require that the applicable LFA approve a transfer of control of our company or an assignment of a franchise to another entity. Although FCC rules provide that a transfer application shall be deemed granted if not acted upon within 120 days after submission, as a practical matter, cable operators often waive the deadline if the LFA has not completed its review to facilitate discussions and thereby avoid an LFA denying the transfer of control. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these franchise agreements in the event of a potential transfer of control of our company or transfers of individual franchises to another entity.
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
The FCC took steps in 2017 to relax its media ownership rules, including restrictions on the number of commonly owned television stations per market as well as on newspaper/broadcast and radio/television station cross-ownership. After numerous court proceedings, the FCC’s rules were upheld by the U.S. Supreme Court in April 2021. These changes relaxing media ownership rules have led and may continue to lead to increased consolidation of television broadcast stations and station groups, with a corresponding increase in the negotiating leverage that broadcasters and station groups hold in retransmission consent negotiations, thereby possibly increasing the amounts we pay to broadcasters for retransmission consent. The FCC concluded its 2018 review of its media ownership rules in December 2023 in which it retained the existing rules and adopted minor modifications to better tailor the rules to the current media marketplace. In July 2025, a federal court vacated a majority of the FCC's 2018 review, including the FCC's top-four rule. Further, the FCC launched a new review in September 2025 to assess, among other things, the remaining local radio and television station ownership rules and rules around broadcast network mergers. We cannot predict the outcome of this or any future reviews by the FCC and any subsequent review by the courts, and whether or to what extent any further revisions of the rules by the FCC or the courts may affect our operations or impose additional costs on our business.
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
We currently have a substantial amount of indebtedness which could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, our obligations under the Put Option (as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity”) relating to our investment in MBI, debt service requirements (including the repayment of the 2026 Notes (as defined below)), stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels.
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
As of December 31, 2025, we had approximately $1.71 billion of outstanding term loans under the Credit Agreement (as defined elsewhere in this Annual Report on Form 10-K). The loans outstanding under the Credit Agreement accrue interest at a variable rate and as a result expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease.
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
Our ability to incur future indebtedness, whether for general corporate purposes, for refinancing of existing debt or for acquisitions and strategic investments, may not be available on favorable terms, or at all.
We may need to seek additional financing for our general corporate purposes, for refinancing of existing debt or for acquisitions and strategic investments in the future, including our obligations under the Put Option (as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity”) relating to our investment in MBI and the repayment of the 2026 Notes and MBI’s term loans due November 2027. We may be unable to obtain additional indebtedness on terms favorable to us, or at all, including because of the terms of our current indebtedness. If adequate funds are not available on acceptable terms, we may be unable to fund our future activities, which could negatively affect our business. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, if we issue any debt securities in the future that are convertible into shares of our common stock, our existing stockholders could suffer significant dilution upon conversion of such convertible debt securities.
Risks Relating to Our Common Stock and the Securities Market
Our indebtedness may limit our ability to pay dividends on our common stock in the future.
We do not currently pay dividends on our common stock. The timing, declaration, amount and payment of any potential future dividends to stockholders falls within the discretion of our Board. Our Board’s decisions regarding the amount and payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that we will pay any dividend in the future.

Our stock price has declined in recent years, and a reduced stock price could adversely affect our business and financial condition.
Our stock price has declined in recent years. A significant reduction in our stock price may negatively impact our ability to raise equity capital in the public markets and increase the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price may also increase the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses. A greatly reduced stock price could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, shareholder activism, unsolicited takeover efforts or fewer business development opportunities. Moreover, the significant decline in our stock price may increase the likelihood of a securities class action lawsuit being filed against us, which could result in substantial costs and diversion of our management’s attention and resources. The adverse effects of a reduced stock price will continue absent a recovery in our stock price.
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
Our Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or associate of ours to our company or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or (iv) action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and associates. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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
•investor perception of our company and our industry;
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
Your percentage ownership in our company may be diluted in the future because of equity awards granted, and that we expect to grant in the future, to our directors, officers and other associates. In addition, we may issue equity as all or part of the financing or consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to fund our ongoing operations. We also had $920.0 million of Convertible Notes outstanding as of December 31, 2025 that may further dilute your percentage ownership in our company in the future if such Convertible Notes are converted.
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
Our ability to successfully transition to our new CEO is critical to our business, financial condition and results of operations.
On June 3, 2025, we announced that our then CEO would be retiring as the Chair of our Board, President and CEO on the earlier of December 31, 2025 or the date her successor commences employment as our new CEO. On December 31, 2025, we announced that our Board had identified a new CEO who began service on February 16, 2026. From January 1, 2026 to February 15, 2026, our Chief Financial Officer served as Interim CEO. Our previous CEO is expected to remain as a senior advisor through January 3, 2027 to facilitate an orderly leadership transition. The successful transition to our next CEO is critical to the success of the business. The onboarding and transition process will take time and could result in changes in business strategies, operations and processes, which could negatively impact our business, financial condition and results of operations.
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

Cybersecurity Governance
Our Board employs a principles-based approach to identify and provide oversight with respect to the myriad of risks impacting us, including cybersecurity risks. The executive leadership team monitors our risk environment, including attempting to identify potential unknown risks, and regularly reports on such matters to our Board or committees thereof. We have an enterprise risk management ("ERM") program designed to identify, assess, prioritize, manage and mitigate major risk exposures that could affect our ability to execute on our corporate strategy and fulfill our business objectives. Our ERM program is administered by a risk council made up of members of senior management supported by subject matter experts within our organization. The Board fulfills certain risk oversight functions through its standing committees. Representatives of the risk council report to the Audit Committee on risk exposure, management and tolerance, and related matters. The Audit Committee oversees the risks related to the integrity of our financial statements and receives an ERM report at least annually. Further, our Disclosure Controls Committee reports directly to the Audit Committee on certain matters relating to our public disclosures. Our Nominating and Governance Committee has the responsibility of periodically monitoring, reviewing and discussing with management our cybersecurity preparedness, vulnerabilities, defenses and planned responses, including related risk management programs and practices.
As discussed above, our cybersecurity team oversees information security, cyber and technology risk and IT compliance. As of December 31, 2025, our cybersecurity team consisted of 15 associates with an average of over 15 years of cybersecurity experience, most of whom hold advanced degrees in the fields of information security and/or cybersecurity, along with over 50 professional certifications in the aggregate. Our cybersecurity team is led by a Senior Director of Cybersecurity, who has nearly 40 years of global experience across various industries in the areas of information risk, privacy, security and the leadership of cybersecurity teams dedicated to the identification of risks and protection against potential threats as well as the swift detection, response and recovery from adverse incidents. Our Senior Director of Cybersecurity has earned several professional certifications including Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), Certified in Risk & Information Systems Control (CRISC) and Certified Information Security Manager (CISM) and reports through one of our Senior Vice Presidents to our Chief Operating Officer, who is a member of the executive team.
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

ITEM 2.    PROPERTIES
Our headquarters is located in Phoenix, Arizona. As of December 31, 2025, we own, lease or otherwise have rights to use approximately 350 facilities, consisting of approximately 200 facilities that we own, and approximately 150 facilities that we lease or otherwise have rights to use. These facilities are located throughout the states where we provide services.
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
Holders
As of February 20, 2026, there were approximately 650 holders of record of our common stock.
Dividends
In the second quarter of 2025, after careful consideration and extensive review of our capital allocation strategy, the Board approved the suspension of our quarterly cash dividend paid on common shares.
Performance Graph
The following graph compares the cumulative total stockholder return of our common stock between December 31, 2020 and December 31, 2025 with the cumulative total returns of the Standard & Poor’s 500 Stock Index and a custom peer group index (the “Peer Group”). For purposes of this graph, it assumes a hypothetical $100 investment on December 31, 2020 and that dividends, if any, were reinvested. The Peer Group of data, video and voice services companies consists of Optimum Communications, Inc. (formerly named Altice USA, Inc.); Charter Communications, Inc.; Comcast Corporation; and WideOpenWest, Inc.
Comparison of 60 Month Cumulative Return

$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Cable One, Inc.
S&P 500 Index
Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Cable One, Inc.	$100.00	$79.59	$32.46	$25.85	$17.33	$5.46
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100.00	$95.40	$61.01	$75.95	$66.93	$51.64
Source: S&P Global Market Intelligence
© 2026

The stock price performance shown on this graph is based on historical results and is not necessarily indicative of future stock price performance. The graph is furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.
Purchases of Equity Securities by the Issuer
The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended December 31, 2025 (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025(2)	5	$177.13	—	$143,104
November 1 to November 30, 2025	—	$—	—	$143,104
December 1 to December 31, 2025	—	$—	—	$143,104
Total	5	$177.13	—

(1)On May 20, 2022, our Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock), which was announced on May 23, 2022 (the "Share Repurchase Program"). The authorization does not have an expiration date. We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions and we may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of restricted stock units previously granted under our incentive compensation plans. The average price paid per share for the common stock withheld was based on the applicable closing price of our common stock on the applicable vesting date.
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
Overview
We are a leading broadband communications provider delivering exceptional service and enabling our customers to thrive and stay connected to what matters most. Through Sparklight, the brand our customers know and trust, we are transforming the future of connectivity with a commitment to innovation, reliability and customer experience. We serve our customers with technologically advanced fiber-based infrastructure that provides for delivery of a full suite of data, video and voice products.
We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of December 31, 2025, approximately 75% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.0 million residential and business customers out of approximately 2.9 million passings as of December 31, 2025. Of these customers, approximately 999,000 subscribed to data services, 88,000 subscribed to video services and 94,000 subscribed to voice services as of December 31, 2025.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues during 2025, they are residential data (60.1%), business data (15.3%) and residential video (12.5%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
In 2025, our Adjusted EBITDA margins for residential data and business data are estimated to be approximately three and four times greater, respectively, than for residential video. We define Adjusted EBITDA margin for a product line as Adjusted EBITDA attributable to that product line divided by revenue attributable to that product line (see “Use of Adjusted EBITDA” below for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure). This margin disparity is largely the result of significant programming costs and retransmission fees incurred to deliver residential video services, which in each of the last three years represented between 59% and 63% of total residential video revenues. Neither of our other primary product lines has direct costs representing as substantial a portion of revenues as programming costs and retransmission fees represent for residential video, and indirect costs are generally allocated on a per PSU basis.
We focus on growing our higher margin businesses, namely residential data and business data services. Our strategy acknowledges the industry-wide trends of declining profitability of video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less, while more recently supplementing our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. This strategy has focused on increasing Adjusted EBITDA, driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long term.

Excluding the effects of acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We focus on growing residential data customers and revenues and expect this product line to grow over the long term, supplemented by growth in related services, such as intelligent Wi-Fi, technology support and network security solutions. In recent periods, we have experienced subscriber losses as a result of increased competition in our markets but believe the upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue to earn a consistent ARPU from our existing customers over the long term and potentially capture additional market share. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. During the fourth quarter of 2025, our average residential data customer used 835 Gigabytes of data per month, with more than 30% of our customers using over 1 Terabyte of data per month, while peak bandwidth utilization remained at or below 20%. We believe that the capacity and reliability of our networks is equal to or exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers.
•Business data. We focus on growing business data customers and revenues over the long term by concentrating our efforts on increasing sales to business customers and attracting enterprise and wholesale business customers. We expect to experience growth in business data revenues over the long term as we sell-in additional products and services to existing customers and also focus on adding new customers. Margins for products sold to business customers have remained attractive, which we expect will continue.
•Residential video. Residential video service is an increasingly fragmented business, with programming costs and retransmission fees continuing to escalate in the face of a proliferation of streaming content alternatives. We intend to continue our strategy of focusing on the higher-margin businesses of residential data and business data services while de-emphasizing our video business. As a result of our video strategy, we expect that residential video customers and revenues will continue to decline. We offer Sparklight TV, an IPTV video service that allows customers with our Sparklight TV app to stream our video channels from the cloud. This IPTV video service optimizes our available bandwidth, maximizing network capacity to increase data speeds and capacity across our network.
During the fourth quarter of 2025, we launched a pilot mobile service offering with a mobile virtual network enabler in several of our markets. Through this focused initiative, we are exploring whether a mobile offering can complement our wired broadband product by delivering added convenience and greater flexibility while strengthening our long-term customer relationships with the ultimate goals of enhancing customer lifetime value, improving retention and supporting packaging opportunities to reinforce our core broadband business.
We serve our customers through a plant and network with capacity generally measuring 750 megahertz or higher and have DOCSIS 3.1 capabilities throughout our systems. Our broadband plant generally consists of a fiber or HFC network with ample unused capacity, and all of our passings have access to Gigabit download speeds, which we believe meaningfully distinguishes our offerings from certain competitors in our markets.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; cell phone internet providers; and OTT video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. Approximately 71% of our total capital expenditures since 2017 focused on infrastructure improvements intended to grow these measures. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to 53% of our markets and currently offer Gigabit download data service to all of our passings. We are currently deploying DOCSIS 4.0 capabilities, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business data product lines. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds and to support the continually increasing data usage by consumers. We believe these investments will reinforce our competitive strength in this area.
We expect to continue to devote financial resources to infrastructure improvements in existing and acquired markets as well as to expand high-speed data service in areas adjacent to our existing network. We believe these investments are necessary to continually meet our customers’ needs and remain competitive. The capital enhancements associated with acquisitions include rebuilding low-capacity markets; reclaiming bandwidth from traditional QAM-based video services; implementing multi-Gigabit download speeds; deploying DOCSIS 4.0 capabilities; consolidating back-office functions such as billing, accounting and service provisioning; migrating products to Cable One platforms; and expanding our high-capacity fiber network.

Our primary financial goals are to grow residential data and business data customers and revenues, to increase profit margins and to deliver strong Adjusted EBITDA and Adjusted EBITDA less capital expenditures over the long term. To achieve these goals, we intend to continue our disciplined cost management approach, remain focused on customers with expected higher relative value and supplement our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. We combat competitive threats in our markets through targeted pricing and product offerings and further planned investments in broadband plant upgrades, including the continued deployment of DOCSIS 4.0 capabilities and new data service offerings for residential and business customers. Given our strategic focus on our higher margin residential data and business data product lines, we assess our level of capital expenditures relative to Adjusted EBITDA, unlike others in our industry who may compare their capital expenditures to revenues due to their much larger residential video customer bases.
Our business is subject to extensive governmental regulation, which substantially impacts our operational and administrative expenses. Thus, we could be significantly impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative or judicial rulings. The FCC has opened inquiries looking at several initiatives that could lead to increased regulation of our data, voice and video services. Some states, including Arizona and Missouri (where we have subscribers), have proposed administrative actions and/or legislation in the past, which if adopted could lead to increased regulation of our provision of data services. Several states, including Minnesota, Oregon and Washington (where we also have subscribers), have adopted legislation that requires entities providing broadband internet access service in the state to comply with net neutrality requirements or that prohibits state and local government agencies from contracting with internet service providers that engage in certain network management activities based on paid prioritization, content blocking or other discrimination. We cannot predict whether or when any future changes to the regulatory framework will occur at the federal or state level or whether or to what extent those changes may affect our operations or impose additional costs on our business.
We also evaluate opportunistic broadband-related acquisition and strategic investment opportunities in rural markets in addition to the pursuit of organic growth through market expansion projects. We have completed a number of acquisitions in recent years. In 2017, we acquired NewWave. In 2019, we acquired Clearwave and Fidelity. In 2020, we acquired Valu-Net and contributed the assets of our Anniston System to Hargray in exchange for an approximately 15% equity interest in Hargray. We subsequently acquired the remaining approximately 85% equity interest in Hargray in 2021. We also acquired certain assets and assumed certain liabilities from CableAmerica in 2021 and completed a small acquisition in 2024. On January 3, 2026, we entered into a purchase agreement to acquire the remaining equity interests in MBI that we do not already own following the exercise of the Put Option. The acquisition is subject to customary closing conditions and we currently anticipate that the acquisition will be completed on October 1, 2026 (refer to the section entitled "Financial Condition: Liquidity and Capital Resources – Liquidity" for further details).
In recent years, we have made investments in several broadband-centric providers serving non-urban markets that follow various strategies similar to our own. Such strategic investments were intended to capitalize on opportunities that may not have existed under a full ownership model, in order to allow us to participate more aggressively in the fiber expansion business and potentially provide future monetization, acquisition or investment opportunities, while allowing our management team to focus on our core business and without burdening our cash flow. In 2020, we invested in CTI, Nextlink, Wisper and MBI and contributed the assets of the Anniston System to Hargray in exchange for an approximately 15% equity interest. In 2021, we invested in Point, Tristar and Nextlink. In 2022, we contributed certain fiber operations to Clearwave Fiber in exchange for an approximately 58% equity interest in Clearwave Fiber, divested our Tallahassee, Florida system and certain other non-core assets and invested in Point, MetroNet, Visionary and Ziply. In 2023, we made additional investments in Visionary and Ziply and redeemed our equity investments in Wisper and Tristar. In 2024, we made an additional investment in Nextlink, increasing our equity interest to approximately 22%. In 2025, we divested our equity investments in Ziply, MetroNet and a small equity investee. We also entered into an agreement to contribute to Point the equity interests of Clearwave Fiber owned by us in exchange for additional equity interests in Point. This transaction is subject to customary closing conditions and is expected to close during the second quarter of 2026.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for discussion and analysis of our financial condition and results of operations for 2024 compared to 2023 contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$1,501,423	$1,579,542	$(78,119)	(4.9)%
Total costs and expenses(1)	$1,708,779	$1,137,663	$571,116	50.2%
Income (loss) from operations(1)	$(207,356)	$441,879	$(649,235)	(146.9)%
Net income (loss)(1)	$(356,459)	$14,480	$(370,939)	NM
Cash flows from operating activities	$563,326	$664,128	$(100,802)	(15.2)%
Cash flows from investing activities	$(154,177)	$(564,445)	$410,268	(72.7)%
Cash flows from financing activities	$(410,011)	$(136,341)	$(273,670)	200.7%
Adjusted EBITDA(2)	$801,704	$853,986	$(52,282)	(6.1)%
Capital expenditures	$285,251	$286,354	$(1,103)	(0.4)%

NM = Not meaningful.
(1)Amount for 2025 includes $586.0 million of non-cash asset impairment charges associated with our franchise agreements and goodwill. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information on these expenses.
(2)Adjusted EBITDA is non-GAAP measure. See "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

PSU and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of December 31,		Annual Net Gain/(Loss)
	2025	2024	Change	% Change
Residential data PSUs	899.7	955.0	(55.3)	(5.8)%
Residential video PSUs	83.7	107.4	(23.7)	(22.1)%
Residential voice PSUs	55.9	67.3	(11.4)	(16.9)%
Total residential PSUs	1,039.4	1,129.7	(90.3)	(8.0)%

Business data PSUs	99.4	100.2	(0.8)	(0.8)%
Business video PSUs	4.7	6.7	(2.0)	(29.5)%
Business voice PSUs	38.0	38.4	(0.5)	(1.2)%
Total business services PSUs	142.1	145.3	(3.3)	(2.2)%

Total data PSUs	999.1	1,055.2	(56.1)	(5.3)%
Total video PSUs	88.4	114.1	(25.7)	(22.5)%
Total voice PSUs	93.9	105.8	(11.9)	(11.2)%
Total PSUs	1,181.5	1,275.1	(93.6)	(7.3)%

Residential customer relationships	921.8	983.0	(61.1)	(6.2)%
Business customer relationships	107.6	105.9	1.7	1.6%
Total customer relationships	1,029.4	1,088.8	(59.4)	(5.5)%

Passings(1)	2,899.4	2,841.6	57.8	2.0%

(1)Beginning in the third quarter of 2025, we began using an external reporting service for determining reported passings. The service provider generates updated counts biannually, during the first and third quarters of each year. Therefore, going forward our reported passings for the second and fourth quarters of the year will remain unchanged from the preceding sequential quarter.

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
2025 Compared to 2024
Revenues
Revenues by service offering for 2025 and 2024, together with the percentages of total revenues that each item represented for the years presented, were as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024		2025 vs. 2024
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$901,696	60.1%	$925,854	58.6%	$(24,158)	(2.6)%
Residential video	187,068	12.5%	222,036	14.1%	(34,968)	(15.7)%
Residential voice	26,866	1.8%	31,958	2.0%	(5,092)	(15.9)%
Business data	228,995	15.3%	228,197	14.4%	798	0.3%
Business other	63,113	4.2%	72,279	4.6%	(9,166)	(12.7)%
Other	93,685	6.2%	99,218	6.3%	(5,533)	(5.6)%
Total revenues	$1,501,423	100.0%	$1,579,542	100.0%	$(78,119)	(4.9)%
ARPU for the indicated service offerings for 2025 and 2024 were as follows:

	Year Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Residential data	$80.84	$80.39	$0.45	0.6%
Residential video	$163.09	$153.14	$9.95	6.5%
Residential voice	$36.30	$36.32	$(0.02)	(0.1)%
Business services	$228.10	$240.18	$(12.08)	(5.0)%

Residential data revenues decreased $24.2 million, or 2.6%, due primarily to a decrease in residential data subscribers, partially offset by a 0.6% increase in ARPU.
Residential video revenues decreased $35.0 million, or 15.7%, due primarily to a decrease in residential video subscribers, partially offset by rate adjustments enacted during the first and fourth quarters of 2025.
Residential voice revenues decreased $5.1 million, or 15.9%, due primarily to a decrease in residential voice subscribers.
Business data revenues increased $0.8 million, or 0.3%, with the fiber, wholesale and carrier portions of the business continuing to experience growth.
Business other revenues decreased $9.2 million, or 12.7%, due primarily to a decrease in business video subscribers.
Other revenues decreased $5.5 million, or 5.6%, due primarily to a decrease in regulatory and advertising revenues.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $392.1 million for 2025 and decreased $24.7 million, or 5.9%, compared to 2024. The decrease in operating expenses was primarily attributable to decreases of $23.3 million in programming and franchise costs as a result of video customer losses, $2.9 million in labor and other compensation-related costs and $2.0 million in property and other taxes, partially offset by increases of $3.0 million in maintenance costs and $2.6 million in software costs. Operating expenses as a percentage of revenues were 26.1% and 26.4% for 2025 and 2024, respectively.
Selling, general and administrative expenses were $381.1 million for 2025 and increased $15.2 million, or 4.1%, compared to 2024. The increase in selling, general and administrative expenses was primarily attributable to increases of $11.3 million in billing system conversion costs, $3.9 million in software costs, $2.8 million in legal settlement costs, $2.8 million in acquisition-related costs and $1.3 million in executive search costs, partially offset by a $6.8 million reduction in rebranding costs. Selling, general and administrative expenses as a percentage of revenues were 25.4% and 23.2% for 2025 and 2024, respectively.
Depreciation and amortization expense was $338.5 million for 2025 and decreased $3.2 million, or 0.9%, compared to 2024. Depreciation and amortization expense as a percentage of revenues was 22.5% and 21.6% for 2025 and 2024, respectively.
Asset impairments totaled $586.0 million for 2025, consisting of $497.2 million and $88.8 million of non-cash impairments related to our indefinite-lived franchise agreements and goodwill, respectively, recognized during the second quarter of 2025. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information.
Interest Expense, Net
Interest expense, net, was $130.0 million for 2025 and decreased $8.0 million, or 5.8%, compared to 2024, due primarily to lower outstanding debt balances and a decrease in short-term interest rates.
Other Income (Expense), Net
Other income, net, was $30.9 million for 2025 and consisted primarily of $70.6 million of gains on sales of equity investments and $13.4 million of gains on debt extinguishments, partially offset by a $52.3 million non-cash loss on fair value adjustment associated with the New MBI Net Option. Other expense, net, was $59.7 million for 2024 and consisted primarily of a $71.5 million gain related to the MBI Amendment (as defined and described in the following section entitled "Financial Condition: Liquidity and Capital Resources - Liquidity"), a $7.7 million gain related to C-band spectrum relocation funding received from the federal government and a $6.9 million non-cash gain associated with our Nextlink equity investment, partially offset by a $146.2 million non-cash loss on fair value adjustment associated with the Old MBI Net Option (as defined and described in the section entitled "Financial Condition: Liquidity and Capital Resources - Liquidity").

Income Tax (Provision) Benefit
Income tax benefit was $87.9 million for 2025 and income tax provision was $25.2 million for 2024. Our effective tax rate was 28.7% and 10.3% for 2025 and 2024, respectively. The change in the income tax provision was due primarily to an increase in deferred income tax benefit of $129.6 million resulting from asset impairments recognized in the second quarter of 2025.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $137.9 million for 2025 and consisted of our $124.5 million and $4.7 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively, and a $14.7 million non-cash impairment of our MBI investment, partially offset by our $6.0 million proportionate share of net income from our Nextlink investment. Equity method investment loss, net, was $204.5 million for 2024 and consisted primarily of a $111.7 million non-cash impairment of our MBI investment and our $91.6 million and $2.8 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively.
Net Income (Loss)
Net loss was $356.5 million for 2025 compared to net income of $14.5 million for 2024.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized loss on cash flow hedges and other, net of tax, was $28.7 million for 2025 compared to an unrealized gain of $11.4 million for 2024. The $40.0 million change was due primarily to a decline in forward interest rates during 2025 compared to an increase during 2024.
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
Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, rebranding costs, government program exit costs, net equity method investment (income) loss, asset impairments, executive search costs, legal settlement of alleged patent infringement, net other (income) expense and special items, as applicable, as provided in the following table. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
We use Adjusted EBITDA to assess our performance. In addition, Adjusted EBITDA generally correlates to the measure used in the leverage ratio calculations under the Credit Agreement and the Senior Notes Indenture (as defined and described in the following section entitled "Financial Condition: Liquidity and Capital Resources - Financing Activity") to determine compliance with the covenants contained in the Credit Agreement and the ability to take certain actions under the Senior Notes Indenture. Adjusted EBITDA is also a significant performance measure that we have used in our incentive compensation programs. Adjusted EBITDA does not take into account cash used for mandatory debt service requirements or other non-discretionary expenditures, and thus does not represent residual funds available for discretionary uses.

We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance. Adjusted EBITDA and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of Adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies.

	Year Ended December 31,		2025 vs. 2024
(dollars in thousands)	2025	2024	$ Change	% Change
Net income (loss)	$(356,459)	$14,480	$(370,939)	NM

Plus: Interest expense, net	129,967	137,997	(8,030)	(5.8)%
Income tax provision (benefit)	(87,861)	25,201	(113,062)	NM
Depreciation and amortization	338,549	341,754	(3,205)	(0.9)%
Equity-based compensation	42,578	31,714	10,864	34.3%
Severance and contract termination costs	3,860	9,176	(5,316)	(57.9)%
Acquisition-related costs	4,386	1,618	2,768	171.1%
(Gain) loss on asset sales and disposals, net	10,980	13,134	(2,154)	(16.4)%
System conversion costs	18,611	7,040	11,571	164.4%
Rebranding costs	—	6,765	(6,765)	(100.0)%
Government program exit costs	—	906	(906)	(100.0)%
Equity method investment (income) loss, net	137,944	204,496	(66,552)	(32.5)%
Asset impairments	586,017	—	586,017	NM
Executive search costs	1,279	—	1,279	NM
Legal settlement of alleged patent infringement	2,800	—	2,800	NM
Other (income) expense, net	(30,947)	59,705	(90,652)	(151.8)%

Adjusted EBITDA	$801,704	$853,986	$(52,282)	(6.1)%

NM = Not meaningful.

Financial Condition: Liquidity and Capital Resources
Liquidity
Our primary funding requirements are for our ongoing operations, capital expenditures, the MBI acquisition (discussed below), potential acquisitions and strategic investments, debt repayment (including the 2026 Notes (as defined below) and MBI's term loans due November 2027) and share repurchases. We believe that existing cash balances, our Senior Credit Facilities (as defined below) and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to utilize those funding sources to fund ongoing operations, make capital expenditures, complete the MBI acquisition, make future acquisitions and strategic investments, repay debt and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
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
In December 2024, we amended our agreement with MBI, to, among other things, (i) reinstate the expired call option to acquire the remaining equity interests in MBI, exercisable any time after the availability of MBI's June 30, 2025 financial statements (unless the Put Option (as defined below) has already been exercised) (the "Call Option"); (ii) amend the put option held by certain other investors in MBI to sell (and to cause all members of MBI other than us to sell) to us all membership interests not held by us such that the exercise can occur no earlier than January 1, 2026 (unless a change of control of Cable One occurs prior to that date), and the closing can occur no earlier than October 1, 2026 (unless we elect to cause the closing to occur earlier) (the "Put Option," and together with the Call Option, the "New MBI Net Option"); (iii) require us to make a $250 million net upfront cash payment to the other members of MBI (the "Upfront Payment"), which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the proceeds from $100 million of new indebtedness recently incurred by a subsidiary of MBI (the "New MBI Debt") (collectively, the "MBI Amendment"). The Put Option was exercised on January 2, 2026. The Put Price payable by us upon the closing of the Put Option exercise is calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization ("MBI's adjusted EBITDA") for the twelve-month period ended June 30, 2025 and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the New MBI Debt will reduce the Put Price payable and the impact of the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option exercise occurs prior to October 1, 2026, the Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%.
The following table summarizes select operating and financial metrics for MBI (dollar amounts in thousands):

	As of and Year Ended December 31,
	2025	2024	Change	% Change
Passings	674,464	673,920	544	0.1%
Total data PSUs	206,138	220,746	(14,608)	(6.6)%
Residential data revenues	$179,536	$182,123	$(2,587)	(1.4)%
Total residential revenues	$232,520	$245,480	$(12,960)	(5.3)%
Total business services revenues	$75,911	$73,077	$2,834	3.9%
Total revenues	$308,901	$319,463	$(10,562)	(3.3)%
Operating expenses(1)	$137,081	$154,079	$(16,998)	(11.0)%
Capital expenditures	$75,338	$98,870	$(23,532)	(23.8)%

(1)Excludes depreciation and amortization expense and gain on disposal of assets.
The amounts within the table above are derived from financial information obtained from MBI. The accounting and reporting methodologies used by MBI when determining the amounts above may differ from the accounting and reporting methodologies used by us when determining the comparable figures for our company. MBI's accounting and reporting methodologies will be aligned with ours after the acquisition is completed.

Based on currently available information as of the date of this Annual Report on Form 10-K, if closing occurs on October 1, 2026 (i) the Put Price payable by us for the equity interests of MBI that we do not already own will be approximately $480 million; and (ii) we estimate that MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $845 million to $895 million (in the form of term loans maturing in November 2027). This estimate of MBI's total indebtedness is based on MBI’s preliminary financial information, past performance and current forecasts and is subject to numerous assumptions and risks including, without limitation, factors that could impact MBI, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. Should the underlying assumptions prove incorrect, or if any of those risks materialize, or if closing occurs earlier or later than October 1, 2026, the actual Put Price payable upon the closing of the Put Option exercise and the amount of MBI’s total net indebtedness outstanding at that time may differ from the estimated amounts described above.
We believe that our existing cash balances, the anticipated available capacity under the Revolving Credit Facility (as defined below) at the time of the transaction and our operating cash flows will be sufficient to fund the Put Price payable at the closing of the Put Option exercise without needing to raise additional incremental capital. However, we may also opportunistically pursue additional incremental financing transactions depending on market conditions and other factors.
The following table shows a summary of our net cash flows for the years indicated (dollars in thousands):

	Year Ended December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$563,326	$664,128	$(100,802)	(15.2)%
Net cash used in investing activities	(154,177)	(564,445)	410,268	(72.7)%
Net cash used in financing activities	(410,011)	(136,341)	(273,670)	200.7%
Change in cash and cash equivalents	(862)	(36,658)	35,796	(97.6)%
Cash and cash equivalents, beginning of period	153,631	190,289	(36,658)	(19.3)%
Cash and cash equivalents, end of period	$152,769	$153,631	$(862)	(0.6)%
The $100.8 million year-over-year decrease in net cash provided by operating activities was primarily attributable to unfavorable changes in working capital and a decrease in Adjusted EBITDA, partially offset by lower cash payments for income taxes and interest.
The $410.3 million year-over-year decrease in net cash used in investing activities was due primarily to $250 million of net cash paid in the prior year associated with the MBI Amendment, $134.0 million of proceeds from sales of equity investments received during 2025 and a $20.0 million equity investment made in the prior year that did not recur.
The $273.7 million year-over-year increase in net cash used in financing activities was due primarily to a $175.0 million revolver draw in the prior year that did not recur and a $151.2 million increase in debt repayments, partially offset by a $50.7 million reduction in dividends as a result of the suspension of our dividend beginning in the second quarter of 2025.
On May 20, 2022, the Board authorized up to $450.0 million of additional share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and we may opportunistically and prudently consider buying back shares under our remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since we first became publicly traded in 2015 through the end of 2025, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We did not repurchase any shares under the Share Repurchase Program 2025 or 2024.
In the second quarter of 2025, after careful consideration and extensive review of our capital allocation strategy, we decided to suspend the quarterly cash dividend paid on common shares. This change represents dividend cost savings of approximately $67 million annually, and in excess of $200 million over three years. We anticipate being able to continue to allocate these funds to the repayment of debt, refinancing support and ongoing investment in organic growth initiatives.
On July 4, 2025, the “One Big Beautiful Bill Act” (the "OBBBA") was enacted into law, which extends and modifies certain provisions of the Tax Cuts and Jobs Act of 2017. The provisions in the OBBBA did not materially impact our effective tax rate but the immediate deductibility of capital expenditures and research costs, along with the rollback of the interest expense deductibility threshold, favorably impacted our cash flows, offset by an increase in our deferred tax liabilities.

Financing Activity
Senior Credit Facilities
The fourth amended and restated credit agreement among us and our lenders, dated as of February 22, 2023 (as amended and restated, the "Credit Agreement"), provides for senior secured term loans in original aggregate principal amounts of (i) $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing our outstanding term loans as of December 31, 2025) (the "Term Loan B-2"), (ii) $775.0 million maturing in 2029 (subject to adjustments as described in the footnotes to the table below summarizing our outstanding term loans as of December 31, 2025) (the “Term Loan B-3”) and (iii) $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”).
Under the Credit Agreement, the interest margins applicable to the Senior Credit Facilities are, at our option, equal to either the Secured Overnight Financing Rate ("SOFR") or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio (as defined in the Credit Agreement), (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
The Senior Credit Facilities are guaranteed by our wholly owned domestic subsidiaries, subject to customary exceptions (the “Guarantors”) and are secured by substantially all of our and the Guarantor assets, subject to customary exceptions. Under the terms of our Credit Agreement we are permitted to establish incremental credit facilities thereunder in an amount up to the greater of (i) $700.0 million and 75.0% of Annualized Operating Cash Flow (as defined in the Credit Agreement) plus (ii) an unlimited amount so long as, on a pro forma basis, our First Lien Net Leverage Ratio (as defined in the Credit Agreement) is no greater than 3.5 to 1.0. These incremental credit provisions are uncommitted and are subject to receipt of funding commitments from one or more debt financing sources.
The Senior Credit Facilities contain customary representations, warranties and affirmative and negative covenants, including limitations on indebtedness, liens, restricted payments, prepayments of certain indebtedness, investments, dispositions of assets, restrictions on subsidiary distributions and negative pledge clauses, fundamental changes, transactions with affiliates and amendments to organizational documents. The Senior Credit Facilities also require that as of the last day of any fiscal quarter, our Total Net Leverage Ratio not be greater than 5.00 to 1.00 (increasing to 5.50 to 1.00 for the four fiscal quarters after the closing of the Put Option exercise) and our First Lien Net Leverage Ratio to not be greater than 4.25 to 1.00. The Senior Credit Facilities also contain customary events of default, including non-payment of principal, interest, fees or other amounts, material inaccuracy of any representation or warranty, failure to observe or perform any covenant, default in respect of our and our restricted subsidiaries’ other material debt, bankruptcy or insolvency, the entry against us or any of our restricted subsidiaries of a material judgment, the occurrence of certain ERISA events, impairment of the loan documentation and the occurrence of a change of control.
The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of December 31, 2025. We are required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio.

We repaid $313.0 million of outstanding Revolving Credit Facility borrowings and voluntarily prepaid $4.4 million of the outstanding principal of the Term Loan B-4 during 2025. The Company's $1.25 billion Revolving Credit Facility was undrawn as of December 31, 2025. A summary of our outstanding term loans as of December 31, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$233,125	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.07%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	733,735	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.07%
Term Loan B-4	5/3/2021	800,000	1.0%	739,952	5/3/2028	722,518	SOFR + 11.4 bps	2.00%	5.83%
Total		$1,825,000		$1,706,812		$1,650,963

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
We may redeem some or all of the Senior Notes at any time and from time to time at a redemption price equal to: prior to November 15, 2026, 102% of the principal amount; on or after November 15, 2026, 101.333% of the principal amount; on or after November 15, 2027, 100.667% of the principal amount; or on or after November 15, 2028, 100% of the principal amount; plus, in each case, accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Upon the occurrence of a Change of Control and a Below Investment Grade Rating Event (each as defined in the Senior Notes Indenture), we are required to offer to repurchase the Senior Notes at 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
We paid $54.1 million to repurchase $68.0 million aggregate principal amount of outstanding Senior Notes during 2025. As a result, we recognized $13.4 million of gains on debt extinguishments during 2025 within other income in the condensed consolidated statements of operations and comprehensive income (loss).

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
Other Debt-Related Information
Interest expense, net, was $130.0 million and $138.0 million for 2025 and 2024, respectively, which included $7.2 million and $10.0 million of interest income and $9.1 million and $10.0 million of lender patronage income, respectively.
Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2025	2024
Revolving Credit Facility portion:
Other noncurrent assets	$4,030	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	14,416	18,691
Total	$18,446	$22,445
We recorded debt issuance cost amortization of $4.9 million and $4.6 million for 2025 and 2024, respectively, within net interest expense in the consolidated statements of operations and comprehensive income (loss).
The unamortized debt discount associated with the Convertible Notes was $3.4 million and $7.7 million as of December 31, 2025 and 2024, respectively. We recorded debt discount amortization of $4.3 million during both 2025 and 2024 within net interest expense in the consolidated statement of operations and comprehensive income (loss).
We have entered into a separate letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2025, $9.8 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.0% per annum.
We were in compliance with all debt covenants as of December 31, 2025.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $19.8 million and $31.2 million on interest rate swaps for 2025 and 2024, respectively, which were reflected within net interest expense in the consolidated statements of operations and comprehensive income (loss).
Refer to notes 9 and 11 to the consolidated financial statements for further details regarding our financing activity, outstanding debt and interest rate swaps.

Capital Expenditures
We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations and the expansion of our high-capacity network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.
Our capital expenditures by category for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Customer premise equipment(1)	$61,188	$59,876
Commercial(2)	16,468	20,996
Scalable infrastructure(3)	33,579	31,334
Line extensions(4)	68,393	61,326
Upgrade/rebuild(5)	15,448	30,486
Support capital(6)	90,175	82,336
Total	$285,251	$286,354

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

Contractual Obligations and Contingent Commitments
The following table summarizes our outstanding contractual obligations as of December 31, 2025 (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2026	$81,348	$3,625	$592,992	$534,561	$1,212,526
2027	50,866	2,607	17,992	17,944	89,409
2028	28,629	1,771	1,079,700	7,834	1,117,934
2029	11,070	796	936,128	5,707	953,701
2030	5,682	460	582,013	2,875	591,030
Thereafter	—	1,845	—	—	1,845
Total	$177,595	$11,104	$3,208,825	$568,921	$3,966,445

(1)Programming purchase commitments represent contracts that we have with cable television networks and broadcast stations to provide programming services to our subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2025 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.
(2)Lease payments include payment obligations related to our outstanding finance and operating lease arrangements as of December 31, 2025.
(3)Debt payments include scheduled principal repayment obligations for our outstanding debt instruments as of December 31, 2025.
(4)Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in our consolidated balance sheet. The amount for 2026 also includes an estimate of the Put Price payable upon the close of the MBI acquisition. The actual timing of such close and the actual Put Price payable had not yet been determined as of December 31, 2025, but for purposes of this table, we have assumed an October 1, 2026 close date. Based on currently available information as of the date of this Annual Report on Form 10-K, if closing occurs on October 1, 2026, the Put Price payable by us for the equity interests of MBI that we do not already own will be approximately $480 million. Refer to note 5 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the New MBI Net Option.
We incur the following costs as part of our operations, however, they are not included within the contractual obligations table above for the reasons discussed below:
•We rent space on utility poles in order to provide our services to certain subscribers. Generally, pole rentals are cancellable on short notice. However, we anticipate that such rentals will recur. Rent expense for pole attachments was $15.6 million and $16.8 million for 2025 and 2024, respectively.
•Fees imposed on us by various governmental authorities, including franchise fees, are passed through monthly to our customers and are periodically remitted to authorities. These fees were $16.9 million and $24.1 million for 2025 and 2024, respectively. As we act as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income (loss).
•We have franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, we obtain surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Outstanding surety bonds and letters of credit totaled $32.3 million and $38.8 million as of December 31, 2025 and 2024, respectively. Payments under these arrangements are required only in the remote event of nonperformance. We do not expect that these contingent commitments will result in any amounts being paid.
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
An accounting policy is considered to be critical if it is important to our results of operations and financial condition and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all our significant accounting policies, see note 1 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Goodwill and Indefinite-Lived Intangible Asset
We have a significant amount of goodwill and an indefinite-lived intangible asset that are reviewed at least annually for impairment. These balances were as follows (dollars in thousands):

	As of December 31,
	2025	2024
Goodwill and indefinite-lived intangible asset	$2,815,185	$3,031,842
Total assets	$5,588,353	$6,525,895
Goodwill and indefinite-lived intangible asset as a percentage of total assets	50.4%	46.5%

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
Impairment Assessments
During the second quarter of 2025, we determined that a triggering event had occurred that required interim impairment assessments of our indefinite-lived intangible asset and goodwill as a result of the decline in the price of our common stock subsequent to our first quarter 2025 earnings release through June 30, 2025.
We performed a qualitative assessment of events and changes in circumstances that occurred since the last impairment assessments of our long-lived assets in the fourth quarter of 2024, consisting primarily of our finite-lived customer relationship intangible assets and property, plant and equipment. Based on such results, and given the accelerated basis on which nearly all of our customer relationship assets are amortized, as well as the use of undiscounted versus discounted cash flows, we concluded that none of our long-lived assets were impaired as of June 30, 2025.
We performed a quantitative impairment assessment of our indefinite-lived franchise agreements intangible asset as of June 30, 2025 and determined that the fair value of such asset was less than its $2.1 billion carrying value at the time, resulting in a non-cash impairment charge of $497.2 million. The decline in fair value was a result of reduced estimated future cash flows due to increased competition in our markets, and an increased discount rate. Fair value was determined using the multi-period excess earnings method of the income approach whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate. A 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $166 million, while a 100 basis point decrease would increase fair value by $200 million.
We also performed a quantitative goodwill impairment assessment as of June 30, 2025 and determined that, after making the adjustments for the asset impairment discussed above, the implied fair value of goodwill was below its $929.6 million carrying value at the time, resulting in a non-cash impairment charge of $88.8 million. Fair value was determined using i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate and ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples. A 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $178 million, while a 100 basis point decrease would increase fair value by $220 million. A 1.0x change in selected multiple would change the resulting fair value by $382 million.
We performed our annual impairment assessments during the fourth quarter of 2025, identifying no additional impairments. However, we may record additional impairments in future periods should estimated future cash flows decline, discount rates increase and/or our stock price significantly declines, indicating fair values may have fallen below carrying values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates, which could materially impact the determination of fair value or impairment, or both.

Property, Plant and Equipment
Our industry is capital intensive, and a significant portion of our resources is spent on capital activities associated with extending, rebuilding and upgrading our network. The following tables present certain information regarding our net property, plant and equipment and our cash paid for property, plant and equipment for the periods indicated (dollars in thousands):

	As of December 31,
	2025	2024
Property, plant and equipment, net	$1,784,201	$1,789,955
Total assets	$5,588,353	$6,525,895
Property, plant and equipment, net as a percentage of total assets	31.9%	27.4%

	Year Ended December 31,
	2025	2024	2023
Cash Paid for Property, Plant and Equipment	$288,960	$295,036	$367,704
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
Recently Adopted and Issued Accounting Pronouncements
Recent accounting pronouncements which may be applicable to us are described in note 1 to our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. As of December 31, 2025, our market risk sensitive instruments consisted of our Senior Credit Facilities and interest rate swaps, as each is described within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition: Liquidity and Capital Resources — Financing Activity” and notes 9 and 11 to the consolidated financial statements. None of these instruments were entered into for trading purposes and all instruments relate to the interest rate risk exposure category.
Outstanding borrowings under our Senior Credit Facilities, which bear interest, at our option, at a rate per annum determined by reference to either SOFR or a base rate, in each case plus an applicable credit spread adjustment and interest rate margin, were $1.71 billion at December 31, 2025. We are also party to two interest rate swap agreements to effectively convert the variable rate interest to fixed base rates of 2.595% and 2.691% for $850.0 million and $350.0 million of such outstanding debt, respectively. Based on the principal outstanding under our Senior Credit Facilities with exposure to SOFR at December 31, 2025, assuming, hypothetically, that the SOFR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have increased $5.1 million in 2025.
Additionally, as of December 31, 2025, we had $582.0 million, $575.0 million and $345.0 million aggregate principal amount of the Senior Notes, 2026 Notes and 2028 Notes, respectively, outstanding. Although the Senior Notes and 2028 Notes are based on fixed rates and the 2026 Notes do not bear interest, changes in interest rates could impact the fair market value of such notes. As of December 31, 2025, the fair market values of the Senior Notes, 2026 Notes and 2028 Notes were $448.9 million, $566.4 million and $282.9 million, respectively.
As of December 31, 2024, outstanding borrowings under our Senior Credit Facilities were $2.04 billion and the notional amount of our effective interest rate swap agreement was $1.20 billion. Based on the principal then-outstanding under our Senior Credit Facilities with exposure to SOFR at December 31, 2024, assuming, hypothetically, that the SOFR applicable to the Senior Credit Facilities was 100 basis points higher, our annual interest expense would have been $8.4 million higher in 2024.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, the related notes thereto and the report of the independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference herein.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions or Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of the executive officers of the Company and their ages, titles and biographies as of February 26, 2026 are incorporated by reference from the section of this Annual Report on Form 10-K entitled “Business — Information About Our Executive Officers.”
The other information required by this item will be included in our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in the 2026 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2026 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2026 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2026 Proxy Statement, or in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

2.6
Purchase Agreement, dated as of January 3, 2026, by and among Cable One, Inc., Major Merger Sub LLC, Mega Broadband Investments Holdings LLC, Mega Broadband Blocker, LLC, GTCR Fund XII/C LP and GTCR Fund XII/B LP, in its capacity as the equityholders’ representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 5, 2026).

3.1	Amended and Restated Certificate of Incorporation of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on May 25, 2022).

3.2	Amended and Restated By-laws of Cable One, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cable One, Inc. filed on November 21, 2022).

4.1	Description of securities of Cable One, Inc. registered under Section 12 of the Exchange Act*

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

10.38
Amendment No. 2, dated as of October 7, 2024, to the Fourth Amended and Restated Credit Agreement, dated as of February 22, 2023, among Cable One, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on October 7, 2024).+

10.39
Third Amended and Restated Limited Liability Company Agreement, dated as of December 20, 2024, among Mega Broadband Investments Holdings LLC, GTCR Fund XII/B LP, Mega Broadband Splitter LP, GTCR Co-Invest XII LP, Mega Broadband Blocker, LLC and Cable One, Inc., (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on December 20, 2024).+

10.40
Form of Service-Based Restricted Stock Unit Award Agreement for grants beginning in 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2025).+

10.41
Form of Performance-Based Restricted Stock Unit Award Agreement for grants beginning in 2025 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cable One, Inc. filed on January 3, 2025).+

10.42
Peter N. Witty Transition Agreement and General Release of Claims dated December 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on January 3, 2025).+

10.43
Amendment No. 3, dated as of March 31, 2025, among Cable One, Inc., certain of its wholly owned subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on May 2, 2025).

10.44
Retirement Agreement and General Release of Claims for Julia M. Laulis, dated May 29, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on June 3, 2025).+

10.45	Cable One, Inc. 2025 Executive Severance Plan dated July 29, 2025 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cable One, Inc. filed on August 1, 2025).+

10.46	Form of Service-Based Restricted Stock Unit Award Agreement for grants beginning in 2026.+*

10.47	Form of Service-Based Phantom Restricted Stock Unit Award Agreement for grants beginning in 2026.+*

10.48	Form of Performance-Based Phantom Restricted Stock Unit Award Agreement for grants beginning in 2026.+*

10.49	James A. Holanda Offer Letter dated December 23, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on December 31, 2025).+

19	Insider Trading Policy of Cable One, Inc.*

21.1	List of subsidiaries of Cable One, Inc.*

23.1	Consent of PricewaterhouseCoopers LLP.*

24.1	Power of Attorney (included on Signatures page of this Annual Report on Form 10-K).*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97
Incentive Compensation Recovery Policy required by Section 10D of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 97 to the Annual Report on Form 10-K of Cable One, Inc. filed on February 23, 2024).+

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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

CABLE ONE, INC. (Registrant)

Date: February 26, 2026	By:	/s/ James A. Holanda
James A. Holanda
Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd M. Koetje, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
S-1

Signature	Title	Date

/s/ James A. Holanda	Chief Executive Officer and Director	February 26, 2026
James A. Holanda	(Principal Executive Officer)

/s/ Todd M. Koetje	Chief Financial Officer	February 26, 2026
Todd M. Koetje	(Principal Financial Officer and Principal Accounting Officer)

/s/ P. Robert Bartolo	Director	February 26, 2026
P. Robert Bartolo

/s/ Brad D. Brian	Director	February 26, 2026
Brad D. Brian

/s/ Deborah J. Kissire	Director	February 26, 2026
Deborah J. Kissire

/s/ Mary E. Meduski	Director	February 26, 2026
Mary E. Meduski

/s/ Sherrese M. Smith	Director	February 26, 2026
Sherrese M. Smith

/s/ Wallace R. Weitz	Director	February 26, 2026
Wallace R. Weitz

/s/ Katharine B. Weymouth	Director	February 26, 2026
Katharine B. Weymouth
S-2

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cable One, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cable One, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Franchise Agreements Indefinite-lived Intangible Asset and Goodwill Interim Impairment Assessments
As described in Notes 1 and 7 to the consolidated financial statements, as of December 31, 2025, the Company’s franchise agreements indefinite-lived intangible asset balance was $1,605 million and the goodwill balance was $841 million. The Company’s indefinite-lived intangible asset is from franchise agreements that it has with state and local governments. Management has identified a single unit of accounting for its franchise agreements for use in impairment assessments. Management tests goodwill for impairment at the reporting unit level, for which it has identified a single goodwill reporting unit. Management assesses its franchise agreements indefinite-lived intangible asset and goodwill for impairment as of October 1st of each year, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired, or that the carrying amount of a reporting unit may exceed its fair value. During the second quarter of 2025, management determined that a triggering event had occurred that required interim impairment assessments of its franchise agreements indefinite-lived intangible asset and goodwill. Management estimates the fair value of its franchise agreements indefinite-lived intangible asset primarily based on a multi-period excess earnings method. Management estimates the fair value of its reporting unit using a combination of the discounted cash flow method of the income approach and the guideline public company method of the market approach. Using the multi-period excess earnings method of the income approach, whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate, to determine fair value, the Company's franchise agreements indefinite-lived intangible asset was determined to be impaired by $497.2 million. Using i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate, and ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples, the Company's goodwill was determined to be impaired by $88.8 million.
The principal considerations for our determination that performing procedures relating to the franchise agreements indefinite-lived intangible asset and goodwill interim impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the franchise agreements indefinite-lived intangible asset and the reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues for certain revenue streams, subscriber attrition rates, margins, and discount rate for the franchise agreements indefinite-lived intangible asset, and, for goodwill, forecasted revenues for certain revenue streams, margins, and discount rate used in the discounted cash flow method, and the selection of enterprise value multiples used in the guideline public company method, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's franchise agreements indefinite-lived intangible asset and goodwill impairment assessments, including controls over the estimate of the fair value of the franchise agreements indefinite-lived intangible asset and the reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the franchise agreements indefinite-lived intangible asset and the reporting unit, (ii) evaluating the appropriateness of the multi-period excess earnings method, the discounted cash flow method, and the guideline public company method, used by management, (iii) testing the completeness and accuracy of underlying data used in the multi-period excess earning method, the discounted cash flow method, and the guideline public company method, and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues for certain revenue streams, subscriber attrition rates, margins, discount rates and the selection of enterprise value multiples. Evaluating management’s assumptions related to the forecasted revenues for certain revenue streams and margins for franchise agreements indefinite-lived intangible asset and goodwill, and subscriber attrition rates for franchise agreements indefinite-lived intangible asset involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the services supported by the franchise agreements and of the reporting unit, (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earning method, the discounted cash flow method, and the guideline public company method and (ii) the reasonableness of the discount rates used in the multi-period excess earning method and the discounted cash flow method, and the enterprise value multiples used in the guideline public company method.
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 26, 2026
We have served as the Company’s auditor since 2014.

CABLE ONE, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except par values)	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$152,769	$153,631
Accounts receivable, net	58,578	57,742
Prepaid and other current assets	95,238	67,862
Total Current Assets	306,585	279,235
Equity investments	613,841	815,812
Property, plant and equipment, net	1,784,201	1,789,955
Intangible assets, net	1,974,359	2,532,855
Goodwill	840,826	929,609
Other noncurrent assets	68,541	178,429
Total Assets	$5,588,353	$6,525,895

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$143,058	$167,271
Deferred revenue	22,731	27,889
Current portion of long-term debt	593,535	18,712
Total Current Liabilities	759,324	213,872
Long-term debt	2,600,392	3,571,536
Deferred income taxes	769,924	914,042
Other noncurrent liabilities	25,075	30,413
Total Liabilities	4,154,715	4,729,863

Commitments and contingencies (refer to note 17)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,635,219 and 5,619,365 shares outstanding as of December 31, 2025 and 2024, respectively)	62	62
Additional paid-in capital	681,866	639,288
Retained earnings	1,334,553	1,708,244
Accumulated other comprehensive income (loss)	19,450	48,100
Treasury stock, at cost (540,180 and 556,034 shares held as of December 31, 2025 and 2024, respectively)	(602,293)	(599,662)
Total Stockholders' Equity	1,433,638	1,796,032
Total Liabilities and Stockholders' Equity	$5,588,353	$6,525,895
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Revenues	$1,501,423	$1,579,542	$1,678,081
Costs and Expenses:
Operating (excluding depreciation and amortization)	392,102	416,819	440,916
Selling, general and administrative	381,131	365,956	354,663
Depreciation and amortization	338,549	341,754	342,891
(Gain) loss on asset sales and disposals, net	10,980	13,134	12,708
Asset impairments	586,017	—	—
Total Costs and Expenses	1,708,779	1,137,663	1,151,178
Income (loss) from operations	(207,356)	441,879	526,903
Interest expense, net	(129,967)	(137,997)	(151,578)
Other income (expense), net	30,947	(59,705)	36,071
Income (loss) before income taxes and equity method investment income (loss), net	(306,376)	244,177	411,396
Income tax (provision) benefit	87,861	(25,201)	(72,838)
Income before equity method investment income (loss), net	(218,515)	218,976	338,558
Equity method investment income (loss), net	(137,944)	(204,496)	(113,936)
Net income (loss)	$(356,459)	$14,480	$224,622

Net Income (Loss) per Common Share:
Basic	$(63.21)	$2.58	$39.76
Diluted	$(63.21)	$2.57	$38.08
Weighted Average Common Shares Outstanding:
Basic	5,639,714	5,621,408	5,648,934
Diluted	5,639,714	5,631,499	6,062,331

Unrealized gain (loss) on cash flow hedges and other, net of tax	$(28,650)	$11,355	$(13,286)
Comprehensive income (loss)	$(385,109)	$25,835	$211,336
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	5,766,011	$62	$578,154	$1,603,345	$50,031	$(494,680)	$1,736,912
Net income	—	—	—	224,622	—	—	224,622
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(13,286)	—	(13,286)
Equity-based compensation	—	—	29,420	—	—	—	29,420
Issuance of equity awards, net of forfeitures	(3,874)	—	—	—	—	—	—
Repurchase of common stock	(141,551)	—	—	—	—	(99,614)	(99,614)
Withholding tax for equity awards	(3,599)	—	—	—	—	(2,484)	(2,484)
Dividends paid to stockholders ($11.60 per common share)	—	—	—	(66,300)	—	—	(66,300)
Balance at December 31, 2023	5,616,987	62	607,574	1,761,667	36,745	(596,778)	1,809,270
Net income	—	—	—	14,480	—	—	14,480
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	11,355	—	11,355
Equity-based compensation	—	—	31,714	—	—	—	31,714
Issuance of equity awards, net of forfeitures	5,007	—	—	—	—	—	—
Withholding tax for equity awards	(2,629)	—	—	—	—	(2,884)	(2,884)
Dividends paid to stockholders ($11.80 per common share)	—	—	—	(67,903)	—	—	(67,903)
Balance at December 31, 2024	5,619,365	62	639,288	1,708,244	48,100	(599,662)	1,796,032
Net loss	—	—	—	(356,459)	—	—	(356,459)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(28,650)	—	(28,650)
Equity-based compensation	—	—	42,578	—	—	—	42,578
Issuance of equity awards, net of forfeitures	17,388	—	—	—	—	—	—
Withholding tax for equity awards	(1,534)	—	—	—	—	(2,631)	(2,631)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,232)	—	—	(17,232)
Balance at December 31, 2025	5,635,219	$62	$681,866	$1,334,553	$19,450	$(602,293)	$1,433,638
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(356,459)	$14,480	$224,622
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	338,549	341,754	342,891
Amortization of debt discount and issuance costs	8,996	8,923	9,019
Equity-based compensation	42,578	31,714	29,420
Gain on debt extinguishments	(13,418)	—	—
Write-off of debt issuance costs	—	—	3,340
Change in deferred income taxes	(134,096)	(40,417)	(5,387)
(Gain) loss on asset sales and disposals, net	10,980	13,134	12,708
(Gain) loss on sales of equity investments	(70,578)	—	—
Equity method investment (income) loss, net	137,944	204,496	113,936
Fair value adjustments	52,355	139,143	(39,514)
Gain on MBI Amendment	—	(71,486)	—
Asset impairments	586,017	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(836)	36,431	(19,590)
Prepaid and other current assets	(3,965)	(16,598)	(2,227)
Accounts payable and accrued liabilities	(20,301)	19,894	(10,664)
Deferred revenue	(5,158)	490	3,463
Other	(9,282)	(17,830)	1,153
Net cash provided by operating activities	563,326	664,128	663,170

Cash flows from investing activities:
Purchase of business	—	(4,326)	—
Cash paid for MBI Amendment	—	(295,214)	—
Cash paid for debt and equity investments	—	(20,000)	(29,410)
Dividends received	—	45,214	—
Capital expenditures	(285,251)	(286,354)	(371,028)
Change in accrued expenses related to capital expenditures	(3,709)	(8,682)	3,324
Purchase of wireless licenses	—	(625)	(2,750)
Proceeds from sales of property, plant and equipment	813	—	—
Proceeds from asset sales and disposals	—	5,542	1,230
Proceeds from sales of equity investments	133,970	—	56,730
Net cash used by investing activities	(154,177)	(564,445)	(341,904)

Cash flows from financing activities:
Proceeds from debt borrowings	—	175,000	638,000
Payment of debt issuance costs	—	(1,593)	(8,096)
Debt repayments	(390,148)	(238,961)	(807,633)
Repurchase of common stock	—	—	(99,614)
Payment of withholding tax for equity awards	(2,631)	(2,884)	(2,484)
Dividends paid to stockholders	(17,232)	(67,903)	(66,300)
Net cash used by financing activities	(410,011)	(136,341)	(346,127)

Change in cash and cash equivalents	(862)	(36,658)	(24,861)
Cash and cash equivalents, beginning of period	153,631	190,289	215,150
Cash and cash equivalents, end of period	$152,769	$153,631	$190,289

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$138,376	$149,092	$160,224
Cash paid for income taxes, net of refunds received	$45,229	$81,577	$92,456
See accompanying notes to the consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 24 Western, Midwestern and Southern U.S. states.
Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. The Company’s results of operations for the years ended December 31, 2025, 2024 and 2023 may not be indicative of the Company’s future results.
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
The Company also incurs certain incremental costs to acquire residential and business customers, such as commission costs and third-party costs to service specific customers. These costs are capitalized as contract assets and amortized over the applicable period. For commissions, the amortization period is the average customer tenure, which is approximately five years for residential customers and approximately six years for business customers. All other costs are amortized over the requisite contract period.
Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income (loss).
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
Advertising Costs. The Company expenses advertising costs as incurred. The total amount of such advertising expense recorded was $53.6 million, $53.6 million and $51.7 million in 2025, 2024 and 2023, respectively.
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
Equity Investments. Equity investments that do not provide the Company the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the fair value measurement alternative. This method requires the initial fair value of the investment to be recorded as an asset within the consolidated balance sheet and any dividends received from the investee to be recorded as other income within the consolidated statement of operations and comprehensive income (loss). If observable price changes for identical or similar investments in the same investee are identified, the recorded carrying value will be adjusted to its current estimated fair value, with the change recorded within other income or expense.
Equity investments that do provide the Company with the ability to exert significant influence over the operating or financial decisions of the investee are accounted for under the equity method. The equity method requires the initial fair value of the investment to be recorded as an asset within the consolidated balance sheet.

For equity method investments without complex structures, based on its ownership percentage, the Company recognizes its proportionate share of the investee’s net income (loss) each period within equity method investment income (loss) in the consolidated statement of operations and comprehensive income (loss) and a corresponding increase (decrease) to the investment’s carrying value within the consolidated balance sheet. As permitted by GAAP, the Company elected to recognize its proportionate share of such net income (loss) for each of its equity method investments on a one quarter lag because the investees' quarterly financial information is not prepared in time for the Company's financial reporting. Additionally, any dividends received from an equity method investee are accounted for as a reduction in the carrying value of the investment within the consolidated balance sheet. Dividends deemed to be a return on investment are classified as operating cash flows within the consolidated statement of cash flows, while dividends deemed to be a return of investment are classified as investing cash flows. Further, any material difference between the carrying value of an equity method investment and the Company’s underlying equity in the net assets of the investee attributable to depreciable property, plant and equipment and/or amortizable intangible assets will result in an adjustment to the amount of net income (loss) recognized by the Company each period.
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
For each of the Company’s equity investments, the Company assesses each investment for indicators of impairment on a quarterly basis based primarily on the investee’s most recently available financial and operating information. If it is determined that the fair value of an investment has fallen below its carrying value, the carrying value is adjusted down to fair value and an impairment loss equal to the amount of the adjustment is recognized within equity method investment income (loss) in the consolidated statement of operations and comprehensive income (loss).
Upon the sale of an equity investment, the difference between the proceeds received and carrying value of the investment is recognized as a gain (loss) within other income (expense) in the consolidated statement of operations and comprehensive income (loss).
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

(1)The weighted average useful life of cable distribution systems is approximately 14 years.
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
Indefinite-Lived Intangible Asset. The Company’s intangible asset with an indefinite life is from franchise agreements that it has with state and local governments. Franchise agreements allow the Company to contract and operate its business within specified geographic areas. The Company expects its franchise agreements to provide substantial benefit for a period that extends beyond the foreseeable horizon, and the Company has historically been able to obtain renewals and extensions of such agreements without material modifications to the agreements for nominal costs. These costs are expensed as incurred.
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

The impairment assessment may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value. The Company estimates the fair value of its reporting unit using a combination of the discounted cash flow method of the income approach and the guideline public company method of the market approach. Any excess amount is recorded as an impairment charge in the current period (limited to the amount of goodwill recorded).
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
Income Taxes. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The Company records deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. This evaluation is made on an ongoing basis. In the event the Company were to determine that it is not able to realize all or a portion of its deferred tax assets in the future, the Company would record a valuation allowance, which would impact the provision for income taxes.
The Company recognizes a tax benefit when it is more likely than not that the position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on the technical merits. When applicable, the Company records an uncertain tax positions liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on the tax returns. Changes in the estimate are recorded in the period in which such determination is made.
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

Recently Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional annual disclosures around tax rate reconciliations, income tax payments and other tax-related information. The Company adopted this updated guidance in 2025 on a retrospective basis. Refer to note 10 for the additional disclosures.
Recently Issued But Not Yet Adopted Accounting Pronouncements. In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. ASU 2024-03 requires that more granular information about certain types of expenses, including employee compensation, depreciation and amortization, be disclosed in addition to certain qualitative descriptions of relevant expense captions that are not separately disclosed. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company plans to adopt ASU 2024-03 in the 2027 annual reporting period on a prospective basis. The adoption of ASU 2024-03 will result in additional expense disclosures within the notes to the Company's consolidated financial statements.
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
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$1,501,423	$1,579,542	$1,678,081

Less: Significant expenses:
Direct product costs	(179,024)	(197,548)	(233,647)
Labor costs	(239,019)	(248,565)	(261,108)

Other items(1)	(1,439,839)	(1,118,949)	(958,704)

Net income (loss)	$(356,459)	$14,480	$224,622

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, asset impairments, net interest expense, net other income (expense), income tax (provision) benefit, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Refer to note 7 for further information regarding the asset impairments. Included in these amounts are interest expense of $146.3 million, $158.0 million and $170.1 million and interest and investment income of $16.3 million, $20.0 million and $18.6 million, for 2025, 2024 and 2023, respectively.

Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's consolidated balance sheets.

3.    REVENUES
Revenues by product line and deferred commission amortization were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Residential:
Data	$901,696	$925,854	$979,296
Video	187,068	222,036	257,966
Voice	26,866	31,958	37,088
Business:
Data	228,995	228,197	222,411
Other	63,113	72,279	82,116
Other	93,685	99,218	99,204
Total revenues	$1,501,423	$1,579,542	$1,678,081

Deferred commission amortization	$7,140	$6,322	$5,676
Business other revenues include business video, voice and other ancillary service revenues. Other revenues are comprised primarily of regulatory revenues, advertising sales, late charges and reconnect fees.
Deferred commission amortization expense is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. As the Company acts as principal, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income (loss).
Net accounts receivable from contracts with customers totaled $42.6 million and $40.4 million at December 31, 2025 and 2024, respectively.
A significant portion of the Company’s revenues are derived from customers with month-to-month subscriptions who may cancel at any time without penalty. As such, the amount of deferred revenue is not necessarily indicative of the future revenue to be recognized from the Company’s existing customers. Revenues from customers with contractually specified terms and non-cancelable service periods are recognized over the terms of the underlying contracts, which generally range from one to five years.
In October 2025, the Company entered into an agreement to sell certain fiber-to-the-tower contract rights for cash proceeds of approximately $42 million. The transaction is subject to certain closing conditions and is expected to close by the end of the first quarter of 2026.
Contract Costs. The Company capitalizes the incremental costs incurred in obtaining customers, such as commission costs and certain third-party costs. Commission expense is recognized using a portfolio approach over the calculated average residential and business customer tenure. Commission amortization expense is included within selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Contract Liabilities. As residential and business customers are billed for subscription services in advance of the service period, the timing of revenue recognition differs from the timing of billing. Deferred revenue liabilities are recorded when the Company collects payments in advance of providing the associated services. Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. The $27.9 million and $27.2 million of current deferred revenue at December 31, 2024 and 2023 was recognized within revenues in the consolidated statements of operations and comprehensive income (loss) during 2025 and 2024, respectively. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers.

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
The Company also uses significant judgment to determine the appropriate period over which to amortize deferred residential and business commission costs, which is determined to be the average customer tenure. Based on historical data and current expectations, the Company determined the average customer tenure for residential customers to be approximately five years and for business customers to be approximately six years.
4.    OPERATING ASSETS AND LIABILITIES
Accounts receivable consisted of the following (in thousands):

	As of December 31,
	2025	2024
Trade receivables	$45,712	$43,352
Other receivables(1)	16,013	17,310
Less: Allowance for credit losses	(3,147)	(2,920)
Total accounts receivable, net	$58,578	$57,742

(1)Balances include amounts due from Clearwave Fiber LLC, a joint venture transaction in which the Company contributed certain fiber operations and certain unaffiliated third-party investors contributed cash to a newly formed entity ("Clearwave Fiber"), for services provided under a transition services agreement of $1.6 million and $1.8 million as of December 31, 2025 and 2024, respectively. The balances also include $3.3 million and $4.7 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of December 31, 2025 and 2024, respectively.
The changes in the allowance for credit losses were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,920	$4,109	$3,191
Additions - charged to costs and expenses	9,852	9,054	9,816
Deductions - write-offs	(13,229)	(15,111)	(13,885)
Recoveries collected	3,604	4,868	4,987
Ending balance	$3,147	$2,920	$4,109

Prepaid and other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid repairs and maintenance	$6,373	$4,801
Software implementation costs	3,649	2,893
Prepaid insurance	3,757	3,418
Prepaid rent	2,410	2,006
Prepaid software	9,658	8,524
Deferred commissions	7,101	6,072
Interest rate swap asset	9,240	17,659
Prepaid income tax payments	17,854	20,535
New MBI Net Option(1)	31,830	—
All other current assets	3,366	1,954
Total prepaid and other current assets	$95,238	$67,862

(1)Balance as of December 31, 2025 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests in MBI, consisting of assets of $31.8 million and $0, respectively. The New MBI Net Option was reclassified from other noncurrent assets to prepaid and other current assets in the Company's consolidated balance sheet as of December 31, 2025. Refer to note 5 for definitions of all capitalized terms and further information on these instruments.
Other noncurrent assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Operating lease ROU assets	$7,087	$8,052
Deferred commissions	15,496	11,685
Software implementation costs	12,714	11,089
Debt issuance costs	4,030	3,754
Debt investment	2,504	2,362
Interest rate swap asset	15,947	46,200
New MBI Net Option(1)	—	84,120
All other noncurrent assets	10,763	11,167
Total other noncurrent assets	$68,541	$178,429

(1)Balance as of December 31, 2024 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests in MBI, consisting of an asset of $114.2 million and a liability of $30.1 million, respectively. The New MBI Net Option was reclassified from other noncurrent assets to prepaid and other current assets in the Company's consolidated balance sheet as of December 31, 2025. Refer to note 5 for definitions of all capitalized terms and further information on these instruments.

Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accounts payable	$28,059	$31,868
Accrued programming costs	9,811	16,473
Accrued compensation and related benefits	24,950	27,757
Accrued sales and other operating taxes	17,137	18,605
Accrued franchise fees	2,418	2,944
Deposits	4,775	6,010
Operating lease liabilities	2,602	2,805
Accrued insurance costs	4,181	5,195
Cash overdrafts	18,250	19,467
Interest payable	4,508	6,046
Income taxes payable	1,203	1,682
All other accrued liabilities	25,164	28,419
Total accounts payable and accrued liabilities	$143,058	$167,271
Other noncurrent liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Operating lease liabilities	$3,891	$4,871
Accrued compensation and related benefits	6,748	8,067
Deferred revenue	10,917	13,820
All other noncurrent liabilities	3,519	3,655
Total other noncurrent liabilities	$25,075	$30,413

5.    EQUITY INVESTMENTS
In December 2025, the Company entered into an agreement to contribute to Point the equity interests of Clearwave Fiber owned by the Company in exchange for additional equity interests in Point. This transaction is subject to customary closing conditions and is expected to close during the second quarter of 2026. In August 2025, the Company divested its equity investment in Northwest Fiber Holdco., LLC, a fiber internet service provider ("Ziply"), for $109.9 million and recognized a $59.9 million gain. In July 2025, the Company divested its equity investment in MetroNet Systems, LLC, a fiber internet service provider ("MetroNet"), for $14.1 million and recognized a $7.1 million gain. In March 2025, the Company divested an equity investment for $11.1 million and recognized a $3.6 million gain.
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
From November 2020 to June 30, 2024, the Company held a call option to purchase all but not less than all of the remaining equity interests in Mega Broadband Investments Holdings LLC, a data, video and voice services provider in which the Company acquired an approximately 45% equity interest in November 2020 (“MBI”), that the Company does not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Further, certain investors in MBI held a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company does not already own between July 1, 2025 and September 30, 2025 (these call and put options are collectively referred to as the "Old MBI Net Option").
In December 2024, the Company amended its agreement with MBI, to, among other things, (i) reinstate the Company's expired call option to acquire the remaining equity interests in MBI, exercisable any time after the availability of MBI's June 30, 2025 financial statements (unless the Put Option (as defined below) has already been exercised) (the "Call Option"); (ii) amend the put option held by certain other investors in MBI to sell (and to cause all members of MBI other than the Company to sell) to the Company all membership interests not held by the Company such that the exercise can occur no earlier than January 1, 2026 (unless a change of control of the Company occurs prior to that date), and the closing can occur no earlier than October 1, 2026 (unless the Company elects to cause the closing to occur earlier) (the "Put Option," and together with the Call Option, the "New MBI Net Option"); (iii) require the Company to make a $250 million net upfront cash payment to the other members of MBI (the "Upfront Payment"), which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the proceeds from $100 million of new indebtedness recently incurred by a subsidiary of MBI (the "New MBI Debt") (collectively, the "MBI Amendment"). The purchase price payable by the Company (such purchase price, the "Call Price" or "Put Price" as applicable) upon the exercise of the Call Option or the Put Option, as applicable, is to be calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization ("MBI's adjusted EBITDA") for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt will reduce the Call Price or Put Price payable upon the closing of the Call Option exercise or Put Option exercise, as applicable, and the impact of the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option exercise or Call Option exercise occurs prior to October 1, 2026, the Call Price or Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%. The New MBI Net Option is measured at fair value on a quarterly basis using Monte Carlo simulations (refer to notes 12 and 18 for further information).
During 2023, the Company invested an additional $1.6 million in Visionary Communications, Inc., an internet service provider ("Visionary"), and funded the remaining $27.8 million under a subscription agreement with Ziply. In July 2023, the Company's equity investment in Wisper ISP, LLC, a wireless internet service provider ("Wisper"), was redeemed for total cash proceeds of $35.9 million (the "Wisper Redemption"), which resulted in the recognition of a $1.8 million gain. Also in July 2023, the Company divested its equity investment in Tristar Acquisition I Corp, a special-purpose acquisition company, for total cash proceeds of $20.9 million, which resulted in the recognition of a $3.4 million loss.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	December 31, 2025		December 31, 2024
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
MetroNet	—	$—	<10%	$7,000
Point(1)	<10%	42,623	<10%	42,623
Visionary	<10%	8,822	<10%	8,822
Ziply	—	—	<10%	50,000
Others	<10%	8,113	<10%	14,967
Total cost method investments		$59,558		$123,412

Equity Method Investments
Clearwave Fiber(2)	~57%(3)	$56,355	~57%(3)	$180,882
MBI	~45%	386,402	~45%	405,810
Nextlink	~22%	111,526	~22%	105,708
Total equity method investments		$554,283		$692,400

Total equity investments		$613,841		$815,812

(1)Point Broadband Holdings, LLC, a fiber internet service provider (“Point”).
(2)The Company does not have a controlling financial interest and does not consolidate Clearwave Fiber for financial reporting purposes but accounts for its interest under the equity method of accounting as the entity's governance arrangements require certain of the designees of the other unit holders to consent to all significant operating and financial decisions.
(3)Represents the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber. The Company's ownership interest in Clearwave Fiber is in the form of common equity units and the ownership interest in Clearwave Fiber of the unaffiliated third-party investors is in the form of convertible preferred equity units. The convertible preferred equity units held by the unaffiliated third-party investors are subject to a specified preferred return in relation to the common equity units held by the Company. As a result of the economic and other attributes of the various classes of equity units in Clearwave Fiber, the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber differs from its economic interest in Clearwave Fiber.
The carrying value of the Company's equity investments without readily determinable fair values are determined based on the fair value as of their respective acquisition dates and adjusted if and when relevant market transactions indicate fair value has changed. The Company recorded $14.7 million and $111.7 million of non-cash impairment charges to the carrying value of its MBI investment during 2025 and 2024, respectively, based on MBI's financial performance and updated forecast information. To date, the Company recorded cumulative upward adjustments to the carrying values of its Point and Nextlink investments of $12.3 million and $6.9 million, respectively. No other material fair value adjustments were recorded to the carrying values of any equity investments in 2025, aside from the MBI investment impairment discussed above.
As of December 31, 2025 and 2024, the carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $343.8 million and $365.7 million, respectively.

Equity method investment income (losses), which increase (decrease) the carrying value of the respective investment, and which are recorded on a one quarter lag, along with other equity investment activity reflected in the consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Equity Method Investment Income (Loss)
Clearwave Fiber(1)	$(124,527)	$(91,571)	$(109,318)
MBI(2)	(19,408)	(114,512)	(5,120)
Nextlink	5,991	1,587	—
Wisper	—	—	502
Total	$(137,944)	$(204,496)	$(113,936)

Other Income (Expense), Net
Old MBI Net Option change in fair value	$—	$(146,220)	$27,990
New MBI Net Option change in fair value	$(52,290)	$—	$—
Gain on MBI Amendment(3)	$—	$71,486	$—
Gain (loss) on fair value adjustment of equity investments, net(4)	$(65)	$199	$13,082
Gain (loss) on sale of equity investments, net	$70,578	$—	$(1,558)

(1)The amount for 2025 includes $28.0 million related to non-cash impairment charges recorded by Clearwave Fiber.
(2)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s ~45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. The Company recognized $2.4 million, $5.9 million and $5.7 million of its proportionate share of MBI’s net income and $7.1 million, $8.7 million and $10.8 million of its proportionate share of basis difference amortization during 2025, 2024 and 2023, respectively. MBI's equity method investment losses for 2025 and 2024 also include $14.7 million and $111.7 million of non-cash impairment charges, respectively.
(3)Represents, in connection with the MBI Amendment, the excess value of (i) the sum of the Old MBI Net Option liability extinguished and the New MBI Net Option asset established, over (ii) the $250.0 million Upfront Payment and a $45.2 million dividend received from MBI in connection with the MBI Amendment.
(4)The amount for 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point as a result of an observable market transaction in Point’s equity.

The following tables present summarized financial information, on a one quarter lag, for the Company's equity method investments (in thousands):

	As of December 31,
	2025	2024
Current assets	$140,942	$125,150
Noncurrent assets	2,464,372	2,384,446
Total assets	$2,605,314	$2,509,596

Current liabilities	$170,118	$138,391
Noncurrent liabilities	1,631,050	1,405,920
Total liabilities	$1,801,168	$1,544,311

	Year Ended December 31,
	2025	2024(1)	2023(2)
Revenues	$612,859	$450,940	$403,438
Total costs and expenses	$553,789	$397,297	$383,294
Income from operations	$59,070	$53,643	$20,144
Net loss	$(67,927)	$(52,104)	$(71,872)

(1)Amounts for the year ended December 31, 2024 only include Nextlink for the period after the June 2024 additional investment, at which point the investment switched from a cost method to an equity method investment.
(2)Amounts for the year ended December 31, 2023 only include Wisper for the period prior to the July 2023 Wisper Redemption.
Except for the impairments of the MBI investment in 2025 and 2024, no other impairments were recorded for any of the periods presented.
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Cable distribution systems	$2,705,357	$2,618,096
Customer premise equipment	386,987	366,636
Other equipment and fixtures	293,211	367,168
Buildings and improvements	147,168	141,286
Capitalized software	62,652	61,533
Construction in progress	136,955	138,064
Land	16,308	16,387
ROU assets	10,179	10,773
Property, plant and equipment, gross	3,758,817	3,719,943
Less: Accumulated depreciation and amortization	(1,974,616)	(1,929,988)
Property, plant and equipment, net	$1,784,201	$1,789,955
Depreciation and amortization expense for property, plant and equipment was $277.3 million, $275.5 million and $269.4 million in 2025, 2024 and 2023, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS
During the second quarter of 2025, the Company determined that a triggering event had occurred that required interim impairment assessments of its indefinite-lived intangible asset and goodwill.
Based on qualitative assessments of its finite-lived intangible assets, no impairments of such assets were identified. Using the multi-period excess earnings method of the income approach, whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate, to determine fair value, the Company's franchise agreements asset was determined to be impaired by $497.2 million. Using i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate, and ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples, the Company's goodwill was determined to be impaired by $88.8 million. These non-cash charges are included within asset impairments in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025.
The Company performed qualitative assessments for its annual impairment test during the fourth quarter of 2025, identifying no additional impairments.
The change in the Company's goodwill was as follows (in thousands):

Goodwill
Balance at December 31, 2024	$929,609
Impairment charge	(88,783)
Balance at December 31, 2025	$840,826
Aside from the impairments recognized in 2025 discussed above, the Company has not historically recorded any other intangible asset or goodwill impairments.
Intangible assets consisted of the following (dollars in thousands):

		December 31, 2025			December 31, 2024
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 - 17	$785,203	$419,231	$365,972	$785,203	$359,432	$425,771
Trademarks and trade names	2.0 - 4.2	8,389	8,385	4	8,389	7,400	989
Wireless licenses	10	4,794	1,411	3,383	4,793	931	3,862
Total finite-lived intangible assets		$798,386	$429,027	$369,359	$798,385	$367,763	$430,622

Indefinite-Lived Intangible Asset
Franchise agreements				$1,605,000			$2,102,233

Total intangible assets, net				$1,974,359			$2,532,855
Intangible asset amortization expense was $61.3 million, $66.2 million and $73.5 million in 2025, 2024 and 2023, respectively.

The future amortization of existing finite-lived intangible assets as of December 31, 2025 is as follows (in thousands):

Year Ending December 31,	Amount
2026	$55,733
2027	51,841
2028	48,242
2029	47,038
2030	45,017
Thereafter	121,487
Total	$369,359
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.
8.    LEASES
As a lessee, the Company has operating leases for buildings, equipment, data centers, fiber optic networks and towers and finance leases for buildings and fiber optic networks. These leases have remaining lease terms ranging from less than one year to 40 years, with some including an option to extend the lease for up to 20 additional years and some including an option to terminate the lease within one year.
As a lessor, the Company has operating leases for the use of its fiber optic networks, towers and customer premise equipment. These leases have remaining lease terms ranging from less than one year to ten years, with some including a lessee option to extend the leases for up to eight additional years and some including an option to terminate the lease within one year.
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
As of December 31, 2025, additional operating leases that have not yet commenced were not material. Additionally, lessor accounting disclosures were not material as of and for the years ended December 31, 2025, 2024 and 2023.

Lessee Financial Information. The Company’s ROU assets and lease liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
ROU Assets
Property, plant and equipment, net:
Finance leases	$4,551	$5,999
Other noncurrent assets:
Operating leases	$7,087	$8,052

Lease Liabilities
Accounts payable and accrued liabilities:
Operating leases	$2,602	$2,805
Current portion of long-term debt:
Finance leases	$542	$675
Long-term debt:
Finance leases	$2,412	$3,768
Other noncurrent liabilities:
Operating leases	$3,891	$4,871
Total:
Finance leases	$2,954	$4,443
Operating leases	$6,493	$7,676
The components of the Company’s lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease expense:
Amortization of ROU assets	$868	$1,084	$1,138
Interest on lease liabilities	227	326	347
Operating lease expense	3,705	4,124	4,989
Short-term lease expense	52	98	544
Variable lease expense	24	23	23
Total lease expense	$4,876	$5,655	$7,041
Amortization of ROU assets is included within depreciation and amortization expense; interest on lease liabilities is included within net interest expense; and operating, short-term and variable lease expense is included within operating expenses and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Supplemental lessee financial information is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - financing cash flows	$735	$833	$1,077
Finance leases - operating cash flows	$227	$326	$347
Operating leases - operating cash flows	$3,900	$4,033	$4,807
ROU assets obtained in exchange for lease liabilities:
Finance leases(1)	$877	$24	$(8)
Operating leases	$2,329	$765	$4,244

(1)The amount for 2023 includes a $2.3 million reversal as a result of the remeasurement of an ROU asset due to a change in estimated remaining renewal periods.

	As of December 31,
	2025	2024
Weighted average remaining lease term:
Finance leases (in years)	8.2	8.7
Operating leases (in years)	3.2	3.4
Weighted average discount rate:
Finance leases	7.22%	7.23%
Operating leases	5.93%	5.51%
As of December 31, 2025, the future maturities of existing lease liabilities are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2026	$726	$2,899
2027	538	2,069
2028	464	1,307
2029	385	411
2030	289	171
Thereafter	1,591	254
Total	3,993	7,111
Less: Present value discount	(1,039)	(618)
Lease liability	$2,954	$6,493

9.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	As of December 31,
	2025	2024
Senior Credit Facilities (as defined below)	$1,706,812	$2,042,221
Senior Notes (as defined below)	582,013	650,000
Convertible Notes (as defined below)	920,000	920,000
Finance lease liabilities	2,954	4,443
Total debt	3,211,779	3,616,664
Less: Unamortized debt discount	(3,436)	(7,725)
Less: Unamortized debt issuance costs	(14,416)	(18,691)
Less: Current portion of long-term debt	(593,535)	(18,712)
Total long-term debt	$2,600,392	$3,571,536
Senior Credit Facilities. The fourth amended and restated credit agreement among the Company and its lenders, dated as of February 22, 2023 (as amended and restated, the "Credit Agreement"), provides for senior secured term loans in original aggregate principal amounts of (i) $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of December 31, 2025) (the “Term Loan B-2”), (ii) $775.0 million maturing in 2029 (subject to adjustments as described in the footnotes to the table below summarizing the Company's outstanding term loans as of December 31, 2025) (the “Term Loan B-3”) and (iii) $800.0 million maturing in 2028 (the "Term Loan B-4"), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”).
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
The Senior Credit Facilities are guaranteed by the Company’s wholly owned subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by substantially all of the assets of the Company and the Guarantors. The Company may, subject to certain specified terms and provisions, obtain additional credit facilities of up to the greater of $700.0 million and 75.0% of Annualized Operating Cash Flow (as defined in the Credit Agreement) plus an unlimited amount so long as, on a pro forma basis, the Company’s First Lien Net Leverage Ratio (as defined in the Credit Agreement) is no greater than 3.5 to 1.0.
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
The Revolving Credit Facility gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of December 31, 2025. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio.

The Company repaid $313.0 million of outstanding Revolving Credit Facility borrowings and voluntarily repaid $4.4 million of the outstanding principal of the Term Loan B-4 during 2025. As of December 31, 2025, the Company had no borrowings under the Revolving Credit Facility and had $1.25 billion of available borrowing capacity under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of December 31, 2025 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$233,125	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.07%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	733,735	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.07%
Term Loan B-4	5/3/2021	800,000	1.0%	739,952	5/3/2028	722,518	SOFR + 11.4 bps	2.00%	5.83%
Total		1,825,000		$1,706,812		$1,650,963

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
Notes.
Senior Notes
In November 2020, the Company issued $650.0 million aggregate principal amount of 4.00% senior notes due 2030 (the “Senior Notes”). The Senior Notes bear interest at a rate of 4.00% per annum payable semi-annually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The terms of the Senior Notes are governed by an indenture dated as of November 9, 2020 (the “Senior Notes Indenture”), among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (“BNY”), as trustee. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of the Company's existing and future wholly owned domestic subsidiaries that guarantees the Company's obligations under the Credit Agreement or that guarantees certain capital markets debt of the Company or a guarantor in an aggregate principal amount in excess of $250.0 million.
The Company may redeem some or all of the Senior Notes at any time and from time to time at a redemption price equal to: prior to November 15, 2026, 102% of the principal amount; on or after November 15, 2026, 101.333% of the principal amount; on or after November 15, 2027, 100.667% of the principal amount; or on or after November 15, 2028, 100% of the principal amount; plus, in each case, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Upon the occurrence of a Change of Control and a Below Investment Grade Rating Event (each as defined in the Senior Notes Indenture), the Company is required to offer to repurchase the Senior Notes at 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Company paid $54.1 million to repurchase $68.0 million aggregate principal amount of outstanding Senior Notes during 2025. As a result, the Company recognized $13.4 million of gains on debt extinguishments during 2025 within other income in the consolidated statement of operations and comprehensive income (loss).
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
The Company may not redeem the 2028 Notes prior to March 20, 2025. No “sinking fund” is provided for the Convertible Notes. Prior to December 15, 2025, the Company could have but did not redeem for cash all or any portion of the 2026 Notes, at its option, and on or after March 20, 2025 and prior to December 15, 2027, the Company may redeem for cash all or any portion of the 2028 Notes, at its option, in each case, if the last reported sale price per share of common stock has been at least 130% of the conversion price for such series of Convertible Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes of such series to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Gross carrying amount	$575,000	$345,000	$920,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(600)	(2,836)	(3,436)	(3,601)	(4,124)	(7,725)
Less: Unamortized debt issuance costs	(16)	(80)	(96)	(98)	(116)	(214)
Net carrying amount	$574,384	$342,084	$916,468	$571,301	$340,760	$912,061
Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$3,881	$3,881	$—	$3,881	$3,881
Amortization of discount	3,001	1,288	4,289	3,009	1,291	4,300
Amortization of debt issuance costs	82	36	118	82	37	119
Total interest expense	$3,083	$5,205	$8,288	$3,091	$5,209	$8,300

Effective interest rate	0.5%	1.5%		0.5%	1.5%

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
Other. Interest expense, net, was $130.0 million, $138.0 million and $151.6 million for 2025, 2024 and 2023, respectively, which included $7.2 million, $10.0 million and $9.7 million of interest income and $9.1 million, $10.0 million and $8.9 million of lender patronage income, respectively.
Unamortized debt issuance costs consisted of the following (in thousands):

	As of December 31,
	2025	2024
Revolving Credit Facility portion:
Other noncurrent assets	$4,030	$3,754
Term loans and Notes portion:
Long-term debt (contra account)	14,416	18,691
Total	$18,446	$22,445
The Company recorded debt issuance cost amortization of $4.9 million, $4.6 million and $4.7 million for 2025, 2024 and 2023, respectively, within net interest expense in the consolidated statements of operations and comprehensive income (loss). The Company wrote off to other expense $3.3 million of existing unamortized debt issuance costs during 2023.
The future maturities of outstanding borrowings as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2026	$592,992
2027	17,992
2028	1,079,700
2029	936,128
2030	582,013
Thereafter	—
Total	$3,208,825
The Company has entered into a separate letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of December 31, 2025, $9.8 million of letter of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.0% per annum.
The Company was in compliance with all debt covenants as of December 31, 2025.

10.    INCOME TAXES
The income tax provision (benefit) consisted of the following (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2025
U.S. federal	$45,433	$(95,593)	$(50,160)
State and local	2,025	(39,726)	(37,701)
Total	$47,458	$(135,319)	$(87,861)

Year Ended December 31, 2024
U.S. federal	$58,428	$(15,098)	$43,330
State and local	7,188	(25,317)	(18,129)
Total	$65,616	$(40,415)	$25,201

Year Ended December 31, 2023
U.S. federal	$63,893	$(7,142)	$56,751
State and local	14,333	1,754	16,087
Total	$78,226	$(5,388)	$72,838
The income tax provision (benefit) is different than the amount of income tax calculated by applying the U.S. federal statutory rate of 21.0% to income (loss) before income taxes as a result of the following items (amounts in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal taxes at statutory rate	$(64,339)	21.0%	$51,277	21.0%	$86,363	21.0%
State and local income taxes, net of U.S. federal tax	(30,660)	10.0%	(15,333)	(6.3)%	12,388	3.0%
Changes in valuation allowance	11,379	(3.7)%	27,017	11.1%	(5,878)	(1.4)%
Nontaxable or nondeductible items:
Goodwill impairment	14,679	(4.8)%	—	—	—	—
Section 162(m) limitation	5,685	(1.9)%	1,749	0.7%	1,985	0.5%
Other	2,411	(0.8)%	2,907	1.2%	2,145	0.5%
Equity method investments	(28,968)	9.5%	(42,944)	(17.6)%	(23,926)	(5.8)%
Other	1,952	(0.7)%	528	0.2%	(239)	(0.1)%
Income tax provision (benefit)	$(87,861)	28.7%	$25,201	10.3%	$72,838	17.7%
The states that contribute to the majority of the state and local taxes are Alabama, Georgia, Idaho and South Carolina in 2025; South Carolina in 2024; and Alabama in 2023.

The net deferred income tax liability consisted of the following (in thousands):

	As of December 31,
	2025	2024
Other benefit obligations	$1,853	$2,157
Equity-based compensation	8,143	8,586
Net operating losses	3,731	4,295
Accrued bonus	2,194	3,426
Reserves	3,384	3,755
Lease liabilities	1,578	1,878
Capitalized research and development expenditures	741	8,393
State tax credit	7,411	4,084
Unrealized capital losses	62,188	50,165
Section 163(j) interest limitation	33	4,077
Other items	2,729	6,044
Deferred tax assets, gross	93,985	96,860
Less: Valuation allowance	(62,188)	(49,716)
Deferred tax assets, net	31,797	47,144

Property, plant and equipment	322,421	314,517
Goodwill and other intangible assets	409,184	540,255
Investments in subsidiaries and partnerships	53,312	81,349
ROU assets	2,429	2,935
Prepaid expenses	7,805	6,192
Interest rate swap	5,947	15,175
Other items	623	763
Deferred tax liabilities	801,721	961,186

Net deferred income tax liability	$769,924	$914,042
In 2025, the New MBI Net Option was fair valued, resulting in an increase in the valuation allowance. The Company revalued its net deferred tax liability to reflect changes in state apportionment, recognizing $6.4 million in deferred income tax benefit during 2025.
In 2024, the Old MBI Net Option was fair valued, resulting in an increase in the valuation allowance. The Company revalued its net deferred tax liability to reflect updated changes in state apportionment, recognizing $19.0 million in deferred income tax benefit during 2024.
In 2023, the Company revalued its net deferred tax liability to reflect the new state income tax rate at which the liability is expected to reverse, recognizing $6.7 million in deferred income tax expense during 2023.
The Company has concluded that it is more likely than not that it will realize all of its gross deferred tax assets, except for those that relate to unrealized capital losses associated with the New MBI Net Option. A valuation allowance has been recorded against such deferred tax assets.
The Company had $7.4 million of state tax credits and $3.7 million of tax-effected state net operating loss ("NOL") carryforwards at December 31, 2025, which have expiration dates at various points starting in 2030.

Cash paid for income taxes, net of refunds received, was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$42,000	$70,268	$75,000
State and local	3,229	11,309	17,456
Total	$45,229	$81,577	$92,456
No individual state jurisdiction exceeded 5% of total cash paid for income taxes, net of refunds received, during any of the periods presented.
The following table provides a reconciliation of the Company's total balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	As of December 31,
	2025	2024
Beginning of year	$72,322	$—
Increase/(decrease) for current year tax positions	—	72,322
End of year	$72,322	$72,322
As of December 31, 2025, the Company's total liability for uncertain tax positions was approximately $72.3 million. The net amount of the unrecognized tax benefits recorded as of December 31, 2025, if recognized, could impact the effective tax rate by $15.5 million. Accrued interest and penalties associated with our liability for unrecognized tax benefits were not material in any of the periods presented.
The Company files corporate income tax returns with the federal government and with states where it conducts business. The Company’s federal income tax returns are subject to examination by the Internal Revenue Service, with tax years 2015, 2016, 2019 and 2022 onward still subject to examination. The 2015 and 2016 tax years are only subject to the examination of NOLs carried back from 2019 as a result of the Coronavirus Aid, Relief, and Economic Security Act. The Company’s state tax returns are subject to examination by local tax authorities for tax years 2021 onward, but NOL and credit carryforwards arising prior to then could be subject to adjustment.
On July 4, 2025, the “One Big Beautiful Bill Act” (the "OBBBA") was enacted into law, which extended and modified certain provisions of the Tax Cuts and Jobs Act of 2017. The provisions in the OBBBA did not materially impact the Company's effective tax rate but the immediate deductibility of capital expenditures and research costs, along with the rollback of the interest expense deductibility threshold, favorably impacted its cash flows, offset by an increase in its deferred tax liabilities.
11.    INTEREST RATE SWAPS
The Company is party to two interest rate swap agreements, designated as cash flow hedges, to manage the risk of fluctuations in interest rates on its variable rate SOFR debt. Changes in the fair values of the interest rate swaps are reported through other comprehensive income until the underlying hedged debt’s interest expense impacts net income (loss), at which point the corresponding change in fair value is reclassified from accumulated other comprehensive income (loss) to net interest expense.
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

The combined fair values of the Company’s interest rate swaps are reflected within the consolidated balance sheets as follows (in thousands):

	As of December 31,
	2025	2024
Assets:
Current portion:
Prepaid and other current assets	$9,240	$17,659
Noncurrent portion:
Other noncurrent assets	15,947	46,200

Total interest rate swap asset	$25,187	$63,859

Stockholders’ Equity:
Accumulated other comprehensive income	$18,768	$48,291
The combined effect of the Company’s interest rate swaps on the consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest (income) expense	$(19,812)	$(31,243)	$(28,996)

Unrealized gain (loss) on cash flow hedges, gross	$(38,672)	$14,894	$(17,118)
Less: Tax effect	9,149	(3,539)	3,832
Unrealized gain (loss) on cash flow hedges, net of tax	$(29,523)	$11,355	$(13,286)
The Company does not hold any derivative instruments for speculative trading purposes.

12.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of December 31, 2025 and 2024 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The fair value hierarchy levels, carrying amounts and fair values of the Company’s financial assets and liabilities as of December 31, 2025 and 2024 were as follows (dollars in thousands):

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$70,261	$70,261	$67,998	$67,998
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$25,187	$25,187	$63,859	$63,859
New MBI Net Option	Level 3	$31,830	$31,830	$84,120	$84,120

Liabilities:
Long-term debt (including current portion):
Term loans	Level 2	$1,706,812	$1,641,873	$1,729,221	$1,698,873
Revolving Credit Facility	Level 2	$—	$—	$313,000	$309,870
Senior Notes	Level 2	$582,013	$448,907	$650,000	$542,750
Convertible Notes	Level 2	$920,000	$849,275	$920,000	$821,342
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
The assumptions used to determine the fair value of the New MBI Net Option consisted of the following:

	December 31, 2025(1)	December 31, 2024
MBI's equity volatility	N/A	51.0%
MBI's adjusted EBITDA volatility	N/A	20.0%
MBI's adjusted EBITDA risk-adjusted discount rate	N/A	8.0%

(1)The purchase price payable by the Company upon the exercise of the Call Option or Put Option, as applicable, is calculated under a formula based on a multiple of MBI's adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. As this twelve-month measurement period ended on June 30, 2025, assumptions regarding MBI's adjusted EBITDA volatility and MBI's risk-adjusted discount rate assumptions are no longer applicable when calculating the fair value of the New MBI Net Option as of December 31, 2025. Further, MBI's equity volatility assumption was also no longer applicable as of December 31, 2025 given the New MBI Net Option was valued with the expectation that it would be exercised as soon as the exercise window opens at the beginning of 2026. Therefore, the result of the Monte Carlo simulations as of December 31, 2025 effectively represents the intrinsic value of the New MBI Net Option at year-end. The estimated equity value of MBI, which is derived from discounted cash flow and guideline public company valuation methods, continues to be a significant input into the valuation of the New MBI Net Option.
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. Other than the impairments of the Company's franchise agreements and goodwill recognized in the second quarter of 2025 (refer to note 7), no other impairments of nonfinancial assets and liabilities were recorded during any of the periods presented.

13.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the consolidated financial statements. Treasury shares of 540,180 held at December 31, 2025 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Programs. On May 20, 2022, the Company's Board of Directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of December 31, 2025. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since the Company first became publicly trade in 2015 through December 31, 2025, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock under the Stock Repurchase Program during 2025 or 2024.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock, vesting and distribution of restricted stock units ("RSUs") and exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during 2025, 2024 and 2023 were $2.6 million, $2.9 million, and $2.5 million, for which the Company withheld 1,534, 2,629 and 3,599 shares of common stock, respectively.
14.    EQUITY-BASED COMPENSATION
The Company’s stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held on May 20, 2022. The 2022 Plan is designed to promote the interests of the Company and its stockholders by providing the employees and directors of the Company with incentives and rewards to encourage them to continue in the service of the Company and with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company. Any of the directors, officers, employees and consultants of the Company are eligible to be granted one or more of the following types of awards under the 2022 Plan: (1) incentive stock options, (2) non-qualified stock options, (3) restricted stock awards, (4) SARs, (5) RSUs, (6) cash-based awards, (7) performance-based awards, (8) dividend equivalent units ("DEUs" and, together with restricted stock awards and RSUs, "Restricted Stock") and (9) other stock-based awards, including deferred stock units. At December 31, 2025, 237,456 shares were available for issuance under the 2022 Plan.
Beginning in 2025, new RSU grants contain retirement eligibility provisions that result in accelerated expensing of awards granted to associates that satisfy certain age and service conditions.
Compensation expense associated with equity-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award (unless any retirement eligibility provisions are satisfied earlier), with forfeitures recognized as incurred. The Company’s equity-based compensation expense, included within selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss), was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Restricted Stock	$42,261	$31,089	$27,885
SARs	317	625	1,535
Total	$42,578	$31,714	$29,420
The Company recognized excess tax shortfalls of $2.6 million, $2.5 million and $2.0 million related to equity-based awards during 2025, 2024 and 2023, respectively. The deferred tax asset related to all outstanding equity-based awards was $8.1 million and $8.6 million as of December 31, 2025 and 2024, respectively.

Restricted Stock. The Company has granted restricted shares of its common stock and RSUs subject to performance-based and/or service-based vesting conditions to officers and certain employees of the Company. Restricted Stock generally cliff-vest on the three-year anniversary of the grant date or in two to four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date), although certain individual awards have been granted with shorter vesting periods from time to time. Settlement of RSUs are in the form of one share of the Company’s common stock and, for employees, will follow vesting. Performance-based restricted stock units are subject to a performance metric related primarily to year-over-year growth in Adjusted EBITDA less capital expenditures and a market metric related to three-year cumulative total shareholder return relative to a peer group. Restricted Stock is subject to the terms and conditions of the 2022 Plan and are otherwise subject to the terms and conditions of the applicable award agreement.
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
A summary of Restricted Stock activity is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	42,467	$1,611.99
Granted	70,949	$740.39
Forfeited(1)	(7,854)	$1,609.26
Vested and issued	(14,130)	$1,505.58
Outstanding as of December 31, 2023	91,432	$952.33
Granted	114,573	$539.68
Forfeited	(29,495)	$691.93
Vested and issued	(17,845)	$1,325.67
Outstanding as of December 31, 2024	158,665	$660.77
Granted	132,217	$378.97
Forfeited	(14,056)	$557.34
Vested and issued	(29,804)	$743.43
Outstanding as of December 31, 2025	247,022	$505.85

Vested and deferred as of December 31, 2025	10,845	$688.55

(1)Includes 4,093 shares forfeited upon the final achievement determination in 2023 for certain performance-based restricted stock awards.
At December 31, 2025, there was $22.3 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.1 years.

The significant inputs and resulting weighted average grant date fair value for market-based award grants valued using Monte Carlo simulations were as follows:

	2025	2024
Risk-free interest rate	4.2%	4.0%
Expected volatility	40.6%	35.4%
Simulation term (in years)	2.99	2.99
Weighted average grant date fair value	$417.46	$599.55
Stock Appreciation Rights. The Company has granted SARs to certain officers and other employees of the Company. The SARs are generally scheduled to vest in four equal ratable installments beginning on the first anniversary of the grant date (generally subject to the holder’s continued employment with the Company through the applicable vesting date). The SARs are subject to the terms and conditions of the 2022 Plan and will otherwise be subject to the terms and conditions of the applicable award agreement.
A summary of SAR activity is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	41,115	$1,072.88	$262.99	$591	6.1
Exercised	(374)	$707.17	$169.54	$5	—
Forfeited	(375)	$1,274.05	$280.58
Expired	(4,875)	$936.78	$219.98	$—	—
Outstanding as of December 31, 2023	35,491	$1,093.30	$269.69	$—	5.1
Forfeited	(875)	$1,835.26	$463.66
Expired	(6,250)	$1,282.49	$316.16	$—	—
Outstanding as of December 31, 2024	28,366	$1,028.73	$253.47	$—	3.9
Expired	(11,750)	$750.73	$174.22	$—	—
Outstanding as of December 31, 2025	16,616	$1,225.32	$309.52	$—	3.5

Exercisable as of December 31, 2025	16,616	$1,225.32	$309.52	$—	3.5
At December 31, 2025, there was no unrecognized compensation expense related to SARs.

15.    OTHER INCOME AND EXPENSE
Other income (expense), net, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Old MBI Net Option fair value adjustment	$—	$(146,220)	$27,990
New MBI Net Option fair value adjustment	(52,290)	—	—
Gain on MBI Amendment(1)	—	71,486	—
Write-off of debt issuance costs	—	—	(3,340)
C-band spectrum relocation funding(2)	—	7,669	—
Gain (loss) on fair value adjustment of equity investment, net(3)	(65)	199	13,082
Gain (loss) on sale of equity investments, net	70,578	—	(1,558)
Gain on debt extinguishments	13,418	290	—
Other	(694)	6,871	(103)
Other income (expense), net	$30,947	$(59,705)	$36,071

(1)Represents, in connection with the MBI Amendment, the excess value of (i) the sum of the Old MBI Net Option liability extinguished and the New MBI Net Option asset established, over (ii) the $250.0 million Upfront Payment and the $45.2 million dividend received from MBI in connection with the MBI Amendment. Refer to note 5 for further information on these instruments.
(2)Represents a gain related to C-band spectrum relocation funding received from the federal government.
(3)Amount for 2023 includes a $12.3 million non-cash mark-to-market gain on the Company's investment in Point as a result of an observable market transaction in Point’s equity.

16.    NET INCOME PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The denominator used in calculating diluted net income (loss) per common share further includes any common shares available to be issued upon vesting or exercise of outstanding equity-based compensation awards if such inclusion would be dilutive, calculated using the treasury stock method, and any common shares to be issued upon conversion of the Convertible Notes if such inclusion would be dilutive, calculated using the if-converted method.
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2025(1)	2024(2)	2023
Numerator:
Net income (loss) - basic	$(356,459)	$14,480	$224,622
Add: Convertible Notes interest expense, net of tax	—	—	6,215
Net income (loss) - diluted	$(356,459)	$14,480	$230,837

Denominator:
Weighted average common shares outstanding - basic	5,639,714	5,621,408	5,648,934
Effect of dilutive equity-based compensation awards(3)	—	10,091	9,149
Effect of dilution from if-converted Convertible Notes(4)	—	—	404,248
Weighted average common shares outstanding - diluted	5,639,714	5,631,499	6,062,331

Net Income (Loss) per Common Share:
Basic	$(63.21)	$2.58	$39.76
Diluted	$(63.21)	$2.57	$38.08

Supplemental Net Income (Loss) per Common Share Disclosure:
Anti-dilutive shares from equity-based compensation awards(3)	70,621	78,508	23,566

(1)Because the Company incurred a net loss for 2025 (primarily due to asset impairments recognized during the second quarter of 2025), diluted net loss per common share is equal to basic net loss per common share for the period. Therefore, no adjustments are shown to the numerator or denominator within the table.
(2)During 2025, the Company identified an immaterial error in its diluted net income per common share calculation for the year ended December 31, 2024. The if-converted method for the Convertible Notes was incorrectly applied during the period, as its effect was anti-dilutive. Diluted earnings per share for the year ended December 31, 2024 should have been $2.57 (as shown above) instead of $3.43 as reported. No other periods were impacted.
(3)Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(4)Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding for 2023.

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
The following table summarizes the Company’s outstanding contractual obligations as of December 31, 2025 (including amounts associated with data processing services, high-speed data connectivity and fiber-related obligations) and the estimated effect and timing that such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Year Ending December 31,	Programming Purchase Commitments(1)	Lease Payments(2)	Debt Payments(3)	Other Purchase Obligations(4)	Total
2026	$81,348	$3,625	$592,992	$534,561	$1,212,526
2027	50,866	2,607	17,992	17,944	89,409
2028	28,629	1,771	1,079,700	7,834	1,117,934
2029	11,070	796	936,128	5,707	953,701
2030	5,682	460	582,013	2,875	591,030
Thereafter	—	1,845	—	—	1,845
Total	$177,595	$11,104	$3,208,825	$568,921	$3,966,445

(1)Programming purchase commitments represent contracts that the Company has with cable television networks and broadcast stations to provide programming services to subscribers. The amounts reported represent estimates of the future programming costs for these purchase commitments based on estimated subscriber numbers, tier placements as of December 31, 2025 and the per-subscriber rates contained in the contracts. Actual amounts due under such contracts may differ from the amounts above based on the actual subscriber numbers and tier placements at the time. Programming purchases pursuant to non-binding commitments are not reflected in the amounts shown.
(2)Lease payments include payment obligations related to the Company’s outstanding finance and operating lease arrangements as of December 31, 2025.
(3)Debt payments include scheduled principal repayment obligations for the Company’s outstanding debt instruments as of December 31, 2025.
(4)Other purchase obligations include purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the amounts shown but are included within accounts payable and accrued liabilities in the consolidated balance sheet. The amount for 2026 also includes an estimate of the Put Price payable upon the close of the MBI acquisition. The timing of such close and the actual Put Price payable had not yet been determined as of December 31, 2025, but for purposes of this table, the Company has assumed an October 1, 2026 close date. Based on currently available information as of the date of this Annual Report on Form 10-K, if closing occurs on October 1, 2026, the Put Price payable by the Company for the equity interests of MBI that it does not already own will be approximately $480 million. Refer to note 5 for further information on the New MBI Net Option.
The Company incurs the following costs as part of its operations, however, they are not included within the contractual obligations table above for the reasons discussed below:
•The Company rents space on utility poles in order to provide services to subscribers. Generally, pole rentals are cancellable on short notice. However, the Company anticipates that such rentals will recur. Rent expense for pole attachments was $15.6 million, $16.8 million and $15.0 million for 2025, 2024 and 2023, respectively.
•Fees imposed on the Company by various governmental authorities, including franchise fees, are passed through on a monthly basis to the Company’s customers and are periodically remitted to authorities. These fees were $16.9 million, $24.1 million and $26.9 million for 2025, 2024 and 2023, respectively. As the Company acts as principal in these arrangements, these fees are reported in video and voice revenues on a gross basis with corresponding expenses included within operating expenses in the consolidated statements of operations and comprehensive income (loss).
•The Company has franchise agreements requiring plant construction and the provision of services to customers within the franchise areas. In connection with these obligations under existing franchise agreements, the Company obtains surety bonds or letters of credit guaranteeing performance to municipalities and public utilities and payment of insurance premiums. Such surety bonds and letters of credit totaled $32.3 million and $38.8 million as of December 31, 2025 and 2024, respectively. Payments under these arrangements are required only in the remote event of nonperformance. The Company does not expect that these contingent commitments will result in any amounts being paid.
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
18.    SUBSEQUENT EVENT
On January 2, 2026, certain other investors in MBI exercised the Put Option and, on January 3, 2026, the Company entered into a purchase agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire the remaining approximately 55% equity interests in MBI that it does not already own. The closing of the acquisition will occur no earlier than October 1, 2026 unless the Company at its option elects to cause the closing to occur prior to such date and is subject to regulatory approvals and customary closing conditions. The Company currently anticipates that the acquisition will be completed on October 1, 2026. The Company intends to finance the Put Price with a combination of cash resources and indebtedness, which may include borrowings under the Revolving Credit Facility or new debt instruments.
Refer to note 5 for further information on MBI and the Put Option.