Form 10-Q
period 2026-03-31
Cable One, Inc.
filed 2026-04-30
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of April 24, 2026
Common stock, par value $0.01	5,672,853

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, technologies, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, the purchase price payable pursuant to the Put Option (as defined and described in note 5) associated with the remaining equity interests in Mega Broadband Investments Holdings LLC (“MBI”) which was exercised on January 2, 2026 (such purchase price, the “Put Price”) and the anticipated timeline to consummate such transaction, our ability and sources of capital to fund the Put Price, MBI’s future indebtedness and our financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “2025 Form 10-K”) and in this Quarterly Report on Form 10-Q:
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
•our ability to successfully transition to our new Chief Executive Officer (“CEO”);
•our ability to incur future indebtedness;
•provisions in our charter that could limit the liabilities for directors; and
•the other risks and uncertainties detailed from time to time in our filings with the SEC, including but not limited to those described under “Risk Factors” in our 2025 Form 10-K, this Quarterly Report on Form 10-Q and in our subsequent filings with the SEC.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$165,601	$152,769
Accounts receivable, net	50,365	58,578
Prepaid and other current assets	84,390	95,238
Total Current Assets	300,356	306,585
Equity investments	589,978	613,841
Property, plant and equipment, net	1,780,771	1,784,201
Intangible assets, net	1,947,089	1,974,359
Goodwill	840,826	840,826
Other noncurrent assets	70,609	68,541
Total Assets	$5,529,629	$5,588,353

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$131,564	$143,058
Deferred revenue	21,459	22,731
Current portion of long-term debt	18,197	593,535
Total Current Liabilities	171,220	759,324
Long-term debt	3,088,092	2,600,392
Deferred income taxes	769,101	769,924
Other noncurrent liabilities	22,418	25,075
Total Liabilities	4,050,831	4,154,715

Commitments and contingencies (refer to note 16)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,672,182 and 5,635,219 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	62	62
Additional paid-in capital	688,128	681,866
Retained earnings	1,370,327	1,334,553
Accumulated other comprehensive income (loss)	23,526	19,450
Treasury stock, at cost (503,217 and 540,180 shares held as of March 31, 2026 and December 31, 2025, respectively)	(603,245)	(602,293)
Total Stockholders' Equity	1,478,798	1,433,638
Total Liabilities and Stockholders' Equity	$5,529,629	$5,588,353
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Revenues	$352,957	$380,601
Costs and Expenses:
Operating (excluding depreciation and amortization)	93,885	99,851
Selling, general and administrative	87,187	95,414
Depreciation and amortization	82,494	85,465
(Gain) loss on asset sales and disposals, net	2,785	4,196
Total Costs and Expenses	266,351	284,926
Income from operations	86,606	95,675
Interest expense, net	(30,269)	(34,463)
Other income (expense), net	22,960	(1,412)
Income before income taxes and equity method investment income (loss), net	79,297	59,800
Income tax provision	(19,421)	(203)
Income before equity method investment income (loss), net	59,876	59,597
Equity method investment income (loss), net	(24,102)	(56,990)
Net income	$35,774	$2,607

Net Income per Common Share:
Basic	$6.29	$0.46
Diluted	$6.12	$0.46
Weighted Average Common Shares Outstanding:
Basic	5,685,897	5,633,810
Diluted	6,083,488	5,644,766

Unrealized gain (loss) on cash flow hedges and other, net of tax	$4,076	$(14,986)
Comprehensive income (loss)	$39,850	$(12,379)
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2025	5,635,219	$62	$681,866	$1,334,553	$19,450	$(602,293)	$1,433,638
Net income	—	—	—	35,774	—	—	35,774
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	4,076	—	4,076
Stock-settled equity-based compensation	—	—	6,262	—	—	—	6,262
Issuance of equity awards, net of forfeitures	37,092	—	—	—	—	—	—
Withholding tax for equity awards	(129)	—	—	—	—	(952)	(952)
Balance at March 31, 2026	5,672,182	$62	$688,128	$1,370,327	$23,526	$(603,245)	$1,478,798

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	5,619,365	$62	$639,288	$1,708,244	$48,100	$(599,662)	$1,796,032
Net income	—	—	—	2,607	—	—	2,607
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(14,986)	—	(14,986)
Equity-based compensation	—	—	11,311	—	—	—	11,311
Issuance of equity awards, net of forfeitures	9,683	—	—	—	—	—	—
Withholding tax for equity awards	(1,521)	—	—	—	—	(2,272)	(2,272)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,232)	—	—	(17,232)
Balance at March 31, 2025	5,627,527	$62	$650,599	$1,693,619	$33,114	$(601,934)	$1,775,460
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$35,774	$2,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,494	85,465
Amortization of debt discount and issuance costs	3,009	2,445
Equity-based compensation	7,564	11,311
Gain on debt extinguishments	(9,833)	—
Change in deferred income taxes	(2,548)	(18,571)
(Gain) loss on asset sales and disposals, net	2,785	4,196
Gain on sale of fiber-to-the-tower contract rights	(26,635)	—
Equity method investment (income) loss, net	24,102	56,990
Fair value adjustments	13,889	4,611
Changes in operating assets and liabilities:
Accounts receivable, net	6,311	9,755
Prepaid and other current assets	(475)	(19,671)
Accounts payable and accrued liabilities	(12,309)	(16,651)
Deferred revenue	(437)	(261)
Other	(5,471)	(5,894)
Net cash provided by operating activities	118,220	116,332

Cash flows from investing activities:
Capital expenditures	(68,424)	(71,130)
Change in accrued expenses related to capital expenditures	561	3,639
Proceeds from sales of property, plant and equipment	846	233
Proceeds from sales of equity investments	1,112	10,702
Proceeds from sale of fiber-to-the-tower contract rights	42,000	—
Net cash used in investing activities	(23,905)	(56,556)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	575,000	—
Debt repayments	(655,531)	(44,815)
Payment of withholding tax for equity awards	(952)	(2,272)
Dividends paid to stockholders	—	(17,232)
Net cash used in financing activities	(81,483)	(64,319)

Change in cash and cash equivalents	12,832	(4,543)
Cash and cash equivalents, beginning of period	152,769	153,631
Cash and cash equivalents, end of period	$165,601	$149,088

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$25,072	$31,386
Cash paid for income taxes, net of refunds received	$4,620	$21,994
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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2025 Form 10-K.
The December 31, 2025 year-end balance sheet data presented herein was derived from the Company’s audited consolidated financial statements included in the 2025 Form 10-K, but does not include all disclosures required by GAAP. The Company’s interim results of operations may not be indicative of its future results.
Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company, including its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting. Accounting Standards Codification 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Based on the Company’s chief operating decision maker’s (“CODM”) review and assessment of the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. ASU 2024-03 requires that more granular information about certain types of expenses, including employee compensation, depreciation and amortization be disclosed in addition to certain qualitative descriptions of relevant expense captions that are not separately disclosed. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 on either a prospective or retrospective basis, with early adoption permitted. The Company plans to adopt ASU 2024-03 in the 2027 annual reporting period. The adoption of ASU 2024-03 will result in additional expense disclosures within the notes to the Company's consolidated financial statements.

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
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$352,957	$380,601

Less: Significant expenses:
Direct product costs	(41,988)	(48,436)
Labor costs	(56,522)	(61,106)

Other items(1)	(218,673)	(268,452)

Net income	$35,774	$2,607

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, net interest expense, net other income (expense), income tax provision, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Amounts for the three months ended March 31, 2026 and 2025 include interest expense of $34.2 million and $38.4 million, respectively, and interest and investment income of $3.9 million and $4.0 million, respectively.
Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's condensed consolidated balance sheets.
3.    REVENUES
Revenues by product line and deferred commission amortization were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Residential:
Data	$213,571	$225,121
Video	40,769	50,805
Voice	6,509	7,044
Business:
Data	56,288	57,293
Other	14,238	16,883
Other	21,582	23,455
Total revenues	$352,957	$380,601

Deferred commission amortization	$2,016	$1,705

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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. Of the $22.7 million of current deferred revenue at December 31, 2025, $18.8 million was recognized during the three months ended March 31, 2026. Of the $27.9 million of current deferred revenue at December 31, 2024, $22.7 million was recognized during the three months ended March 31, 2025. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers. A significant portion of the Company's revenues are derived from customers with month-to-month subscriptions who may cancel at any time without penalty. As such, the amount of deferred revenue is not necessarily indicative of the future revenue to be recognized from the Company's existing customers.
4.    OPERATING ASSETS AND LIABILITIES
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade receivables	$46,556	$45,712
Other receivables(1)	6,898	16,013
Less: Allowance for credit losses	(3,089)	(3,147)
Total accounts receivable, net	$50,365	$58,578

(1)Balances include $3.3 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of both March 31, 2026 and December 31, 2025. The balance as of December 31, 2025 also includes $1.6 million due from Clearwave Fiber LLC, a joint venture transaction in which the Company contributed certain fiber operations and certain unaffiliated third-party investors contributed cash to a newly formed entity (“Clearwave Fiber”), for services provided under a transition services agreement.
The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$3,147	$2,920
Additions - charged to costs and expenses	1,540	1,215
Deductions - write-offs	(2,477)	(2,677)
Recoveries collected	879	1,259
Ending balance	$3,089	$2,717

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid repairs and maintenance	$12,944	$6,373
Software implementation costs	4,102	3,649
Prepaid insurance	2,255	3,757
Prepaid rent	4,987	2,410
Prepaid software	17,142	9,658
Deferred commissions	7,557	7,101
Interest rate swap asset	12,285	9,240
Prepaid income tax payments	—	17,854
MBI option(1)	17,990	31,830
All other current assets	5,128	3,366
Total prepaid and other current assets	$84,390	$95,238

(1)Balance as of March 31, 2026 represents the intrinsic value of the Company's exercised Put Option associated with the remaining equity interests in MBI pending settlement. Balance as of December 31, 2025 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests of MBI, consisting of assets of $31.8 million and $0, respectively. Refer to notes 5 and 10 for definitions of all capitalized terms and further information on these instruments.
Other noncurrent assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$7,640	$7,087
Deferred commissions	16,654	15,496
Software implementation costs	12,273	12,714
Debt issuance costs	4,562	4,030
Debt investment	2,540	2,504
Interest rate swap asset	18,703	15,947
All other noncurrent assets	8,237	10,763
Total other noncurrent assets	$70,609	$68,541

Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$33,120	$28,059
Accrued programming costs	10,184	9,811
Accrued compensation and related benefits	18,832	24,950
Accrued sales and other operating taxes	16,275	17,137
Accrued franchise fees	1,687	2,418
Deposits	4,532	4,775
Operating lease liabilities	2,695	2,602
Accrued insurance costs	3,906	4,181
Cash overdrafts	7,119	18,250
Interest payable	10,589	4,508
Income taxes payable	—	1,203
All other accrued liabilities	22,625	25,164
Total accounts payable and accrued liabilities	$131,564	$143,058
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liabilities	$4,368	$3,891
Accrued compensation and related benefits	7,875	6,748
Deferred revenue	7,470	10,917
Income taxes payable	432	—
All other noncurrent liabilities	2,273	3,519
Total other noncurrent liabilities	$22,418	$25,075

5.    EQUITY INVESTMENTS
From November 2020 to June 30, 2024, the Company held a call option to purchase all but not less than all of the remaining equity interests in MBI, a data, video and voice services provider in which the Company acquired an approximately 45% equity interest in November 2020, that the Company did not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Further, certain investors in MBI held a put option to sell (and to cause all members of MBI other than the Company to sell) to the Company all but not less than all of the remaining equity interests in MBI that the Company did not already own between July 1, 2025 and September 30, 2025.
In December 2024, the Company amended its agreement with MBI, to, among other things, (i) reinstate the Company's expired call option to acquire the remaining equity interests in MBI, exercisable any time after the availability of MBI's June 30, 2025 financial statements (unless the Put Option (as defined below) has already been exercised) (the “Call Option”); (ii) amend the put option held by certain other investors in MBI to sell (and to cause all members of MBI other than the Company to sell) to the Company all membership interests not held by the Company such that the exercise can occur no earlier than January 1, 2026 (unless a change of control of the Company occurs prior to that date), and the closing can occur no earlier than October 1, 2026 (unless the Company elects to cause the closing to occur earlier) (the “Put Option,” and together with the Call Option, the “MBI Net Option”); (iii) require the Company to make a $250 million net upfront cash payment to the other members of MBI (the “Upfront Payment”), which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the proceeds from $100 million of new indebtedness recently incurred by a subsidiary of MBI (the "New MBI Debt”) (collectively, the “MBI Amendment”). The purchase price payable by the Company (such purchase price, the "Call Price" or Put Price, as applicable) upon the exercise of the Call Option or the Put Option, as applicable, is to be calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization (“MBI's adjusted EBITDA”) for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt will reduce the Call Price or Put Price payable upon the closing of the Call Option exercise or Put Option exercise, as applicable, and the impact of the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Call Option exercise or Put Option exercise occurs prior to October 1, 2026, the Call Price or Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%.
In January 2026, certain other investors in MBI exercised the Put Option and the Company entered into a purchase agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire the remaining approximately 55% equity interests in MBI that it does not already own. The closing of the acquisition will occur no earlier than October 1, 2026 unless the Company at its option elects to cause the closing to occur prior to such date and is subject to regulatory approvals and customary closing conditions. The Company currently anticipates that the acquisition will be completed on October 1, 2026. The Company intends to finance the Put Price with a combination of cash resources and indebtedness, which may include borrowings under the Revolving Credit Facility or new debt instruments.
In December 2025, the Company entered into an agreement to contribute to Point Broadband Holdings, LLC, a fiber internet service provider (“Point”), the equity interests of Clearwave Fiber owned by the Company in exchange for additional equity interests in Point. This transaction is subject to customary closing conditions and is expected to close during the second quarter of 2026. In August 2025, the Company divested its equity investment in Northwest Fiber Holdco., LLC, a fiber internet service provider, for $109.9 million and recognized a $59.9 million gain. In July 2025, the Company divested its equity investments in MetroNet Systems, LLC, a fiber internet service provider, for $14.1 million and recognized a $7.1 million gain. In March 2025, the Company divested an equity investment for $11.1 million and recognized a $3.6 million gain.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	March 31, 2026		December 31, 2025
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Cost Method Investments
Point	<10%	$42,623	<10%	$42,623
Visionary(1)	<10%	8,822	<10%	8,822
Others	<10%	8,352	<10%	8,113
Total cost method investments		$59,797		$59,558

Equity Method Investments
Clearwave Fiber(2)	~57%(3)	$32,275	~57%(3)	$56,355
MBI	~45%	384,876	~45%	386,402
Nextlink(4)	~22%	113,030	~22%	111,526
Total equity method investments		$530,181		$554,283

Total equity investments		$589,978		$613,841

(1)Visionary Communications, Inc., an internet service provider (“Visionary”).
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
(4)AMG Technology Holdings, LLC, a wireless internet service provider (“Nextlink”).
The carrying value of the Company’s equity investments without readily determinable fair values are determined based on the fair value as of their respective acquisition dates and adjusted if and when relevant market transactions indicate fair value has changed. The Company recorded $14.7 million of non-cash impairment charges to the carrying value of its MBI investment during 2025 based on MBI's financial performance and updated forecast information at the time. Since their original acquisitions, the Company has recorded cumulative upward adjustments to the carrying values of its Point and Nextlink investments of $12.3 million and $6.9 million, respectively, and a $126.4 million cumulative impairment of its MBI investment.
The carrying value of MBI exceeded the Company’s underlying equity in MBI’s net assets by $343.8 million at both March 31, 2026 and December 31, 2025.

Equity method investment income (loss), which increases (decreases) the carrying value of the respective investment, and which is recorded on a one quarter lag, along with other equity investment-related activity reflected in the condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Equity Method Investment Income (Loss)
Clearwave Fiber(1)	$(24,080)	$(54,851)
MBI(2)	(1,526)	(3,544)
Nextlink	1,504	1,405
Total	$(24,102)	$(56,990)

Other Income (Expense), Net
MBI option fair value adjustment(3)	$(13,840)	$(4,670)
Gain on sale of equity investment	$—	$3,199
Mark-to-market adjustments	$(49)	$58

(1)The amount for the three months ended March 31, 2025 includes $28.0 million related to non-cash impairment charges recorded by Clearwave Fiber.
(2)The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s ~45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three months ended March 31, 2026, the Company recognized $0.2 million of its proportionate share of MBI’s net income and $1.7 million of its proportionate share of basis difference amortization. For the three months ended March 31, 2025, the Company recognized $1.5 million of its proportionate share of MBI's net loss and $2.1 million of its proportionate share of basis difference amortization.
(3)The amount for the three months ended March 31, 2026 represents the change in fair value of the Put Option pending settlement. The amount for the three months ended March 31, 2025 represents the change in fair value of the MBI Net Option. Such instruments are measured at fair value on a quarterly basis (refer to note 10 for further information).
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cable distribution systems	$2,739,211	$2,705,357
Customer premise equipment	392,025	386,987
Other equipment and fixtures	278,044	293,211
Buildings and improvements	132,804	147,168
Capitalized software	58,949	62,652
Construction in progress	133,474	136,955
Land	16,308	16,308
Right-of-use assets	10,179	10,179
Property, plant and equipment, gross	3,760,994	3,758,817
Less: Accumulated depreciation and amortization	(1,980,223)	(1,974,616)
Property, plant and equipment, net	$1,780,771	$1,784,201
Depreciation and amortization expense for property, plant and equipment was $68.6 million and $69.9 million for the three months ended March 31, 2026 and 2025, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS
During the three months ended March 31, 2026, the Company sold certain fiber-to-the-tower contract rights for cash proceeds of $42.0 million. In connection with the transaction, the Company derecognized $13.3 million of customer relationship intangible assets and recognized an associated $26.6 million gain within other income in the condensed consolidated statement of operations and comprehensive income (loss).
The carrying amount of goodwill was $840.8 million at both March 31, 2026 and December 31, 2025. In 2025, the Company recognized an $88.8 million impairment of goodwill. No goodwill impairments were recognized during the three months ended March 31, 2026 or 2025.
Intangible assets consisted of the following (dollars in thousands):

		March 31, 2026			December 31, 2025
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 - 17	$760,190	$421,366	$338,824	$785,203	$419,231	$365,972
Trademarks and trade names(1)	2	43	41	2	8,389	8,385	4
Wireless licenses	10	4,794	1,531	3,263	4,794	1,411	3,383
Total finite-lived intangible assets		$765,027	$422,938	$342,089	$798,386	$429,027	$369,359

Indefinite-Lived Intangible Assets
Franchise agreements				$1,605,000			$1,605,000

Total intangible assets, net				$1,947,089			$1,974,359

(1)Balances related to fully amortized trademarks and trade names were removed from both the gross carrying amount and accumulated amortization as of March 31, 2026.
Intangible asset amortization expense was $13.9 million and $15.6 million for the three months ended March 31, 2026 and 2025, respectively. In 2025, the Company recognized a $497.2 million impairment of its franchise agreements. No intangible asset impairments were recognized during the three months ended March 31, 2026 or 2025.
The future amortization of existing finite-lived intangible assets as of March 31, 2026 was as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining nine months)	$41,116
2027	50,473
2028	46,874
2029	45,670
2030	43,649
Thereafter	114,307
Total	$342,089
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior Credit Facilities (as defined below)	$2,224,983	$1,706,812
Senior Notes (as defined below)	548,288	582,013
Convertible Notes (as defined below)(1)	345,000	920,000
Finance lease liabilities	2,790	2,954
Total debt	3,121,061	3,211,779
Less: Unamortized debt discount	(2,519)	(3,436)
Less: Unamortized debt issuance costs	(12,253)	(14,416)
Less: Current portion of long-term debt(1)	(18,197)	(593,535)
Total long-term debt	$3,088,092	$2,600,392

(1)The 2026 Notes (as defined and described below), which were included within the current portion of long-term debt as of December 31, 2025, matured in March 2026.
Senior Credit Facilities. The fourth amended and restated credit agreement among the Company and its lenders, dated as of February 22, 2023 (as amended and restated, the “Credit Agreement”), provides for senior secured term loans in original aggregate principal amounts of (i) $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of March 31, 2026) (the “Term Loan B-2”), (ii) $775.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of March 31, 2026) (the “Term Loan B-3”) and (iii) $800.0 million maturing in 2028 (the “Term Loan B-4”), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement).
Under the Credit Agreement, the interest margins applicable to the Senior Credit Facilities are, at the Company’s option, equal to either the Secured Overnight Financing Rate (“SOFR”) or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio, (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
During the three months ended March 31, 2026, the Company borrowed $575.0 million under the Revolving Credit Facility to fund the repayment in full of the 2026 Notes (as defined below) on the final maturity date thereof and subsequently repaid $25.0 million of such borrowings. Also during the three months ended March 31, 2026, the Company paid $26.2 million to retire $27.4 million of the outstanding principal of the Term Loan B-4, recognizing $1.1 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss).

As of March 31, 2026, the Company had $550.0 million of borrowings outstanding under the Revolving Credit Facility that bore interest at 5.5% per annum, and had $700.0 million of available borrowing capacity under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of March 31, 2026. A summary of the Company’s outstanding term loans as of March 31, 2026 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$232,500	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.02%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	731,799	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.02%
Term Loan B-4	5/3/2021	800,000	1.0%	710,684	5/3/2028	695,762	SOFR + 11.4 bps	2.00%	5.78%
Total		$1,825,000		$1,674,983		$1,624,207

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
Refer to note 9 to the Company’s audited consolidated financial statements included in the 2025 Form 10-K for further details on the Senior Credit Facilities.
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
During the three months ended March 31, 2026, the Company repurchased $33.7 million aggregate principal amount of outstanding Senior Notes for $24.7 million, recognizing $8.7 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss).
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
The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, beginning on September 15, 2021, unless earlier repurchased, converted or redeemed. The 2026 Notes matured on March 15, 2026 and were repaid in full with borrowings under the Revolving Credit Facility, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate of the 2028 Notes is 0.4394 shares of the Company’s common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of $2,275.83 per share of common stock).

The 2028 Notes are convertible at the option of the holders. The method of conversion into cash, shares of the Company’s common stock or a combination thereof is at the election of the Company. Prior to the close of business on the business day immediately preceding December 15, 2027, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of specified conditions and during certain periods. On or after December 15, 2027, holders may convert their 2028 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant maturity date. If the Company undergoes a “fundamental change” (as defined in the Convertible Notes Indenture), holders of the 2028 Notes may require the Company to repurchase for cash all or part of their 2028 Notes at a purchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.
No “sinking fund” is provided for the 2028 Notes. Prior to December 15, 2027, the Company may redeem for cash all or any portion of the 2028 Notes, at its option, in each case, if the last reported sale price per share of common stock has been at least 130% of the conversion price for the 2028 Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date.
In addition, following a “make-whole fundamental change” (as defined in the Convertible Notes Indenture) or if the Company delivers a notice of redemption in respect of any 2028 Notes, in certain circumstances, the conversion rate applicable to the 2028 Notes will be increased for a holder who elects to convert any of such 2028 Notes in connection with such a make-whole fundamental change or convert any of such 2028 Notes called (or deemed called) for redemption during the redemption period, as the case may be.
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
	2028 Notes	2026 Notes	2028 Notes	Total
Gross carrying amount	$345,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(2,519)	(600)	(2,836)	(3,436)
Less: Unamortized debt issuance costs	(71)	(16)	(80)	(96)
Net carrying amount	$342,410	$574,384	$342,084	$916,468
Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2026			2025
	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$—	$970	$970	$—	$970	$970
Amortization of discount	600	317	917	740	317	1,057
Amortization of debt issuance costs	16	9	25	20	9	29
Total interest expense	$616	$1,296	$1,912	$760	$1,296	$2,056

Effective interest rate	0.5%	1.5%		0.5%	1.5%
General. The Notes are senior unsecured obligations of the Company and are guaranteed by the Company’s wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities or that guarantee certain capital markets debt of the Company in an aggregate principal amount in excess of $250.0 million.
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

Each Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, default in payment of principal or interest, breach of other agreements or covenants in respect of the relevant Notes by the Company or any guarantors, failure to pay certain other indebtedness at final maturity, acceleration of certain indebtedness prior to final maturity, failure to pay certain final judgments, failure of certain guarantees to be enforceable and certain events of bankruptcy, insolvency or reorganization; and, in the case of each Convertible Notes Indenture, failure to comply with the Company’s obligation to convert the 2028 Notes under the Convertible Notes Indenture and failure to give a fundamental change notice or a notice of a make-whole fundamental change under the Convertible Notes Indenture.
Other. Interest expense, net was $30.3 million and $34.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively, which included $1.7 million and $1.6 million of interest income and $2.3 million and $2.3 million of lender patronage income, respectively.
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving Credit Facility portion:
Other noncurrent assets	$4,562	$4,030
Term loans and Notes portion:
Long-term debt (contra account)	12,253	14,416
Total	$16,815	$18,446
The Company recorded debt issuance cost amortization of $2.1 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The future maturities of outstanding borrowings as of March 31, 2026 are as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining nine months)	$13,279
2027	17,705
2028	1,602,871
2029	936,128
2030	548,288
Thereafter	—
Total	$3,118,271
The Company has entered into a separate letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of March 31, 2026, $9.8 million of letters of credit issuances were held for the benefit of performance obligations under government grant programs and certain general and liability insurance matters and bore interest at a rate of 1.0% per annum.
The Company was in compliance with all debt covenants as of March 31, 2026.
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
The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Current portion:
Prepaid and other current assets	$12,285	$9,240
Noncurrent portion:
Other noncurrent assets	18,703	15,947
Total interest rate swap asset	$30,988	$25,187

Stockholders’ Equity:
Accumulated other comprehensive income	$23,182	$18,768
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest (income) expense	$(3,198)	$(5,130)

Unrealized gain (loss) on cash flow hedges, gross	$5,801	$(19,626)
Less: Tax effect	(1,387)	4,640
Unrealized gain (loss) on cash flow hedges, net of tax	$4,414	$(14,986)
The Company does not hold any derivative instruments for speculative trading purposes.
10.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of March 31, 2026 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.

The fair value hierarchy levels, carrying amounts and related fair values of the Company’s financial assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$81,933	$81,933	$70,261	$70,261
Prepaid and other current assets:
MBI option	Level 3	$17,990	$17,990	$31,830	$31,830
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$30,988	$30,988	$25,187	$25,187

Liabilities:
Long-term debt (including current portion):
Term loans	Level 2	$1,674,983	$1,594,900	$1,706,812	$1,641,873
Revolving Credit Facility	Level 2	$550,000	$533,500	$—	$—
Senior Notes	Level 2	$548,288	$381,060	$582,013	$448,907
Convertible Notes(1)	Level 2	$345,000	$267,375	$920,000	$849,275

(1)The $575.0 million aggregate principal amount of 2026 Notes matured in March 2026. Therefore, the balances shown as of March 31, 2026 only reflect the 2028 Notes.
Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets.
The purchase price payable by the Company upon the exercise of the Put Option is calculated under a formula based on a multiple of MBI's adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. As this twelve-month measurement period ended on June 30, 2025, and as the Put Option was exercised in January 2026, the fair value of the MBI option effectively represents its intrinsic value as of March 31, 2026. The estimated equity value of MBI, which is derived from discounted cash flow and guideline public company valuation methods, continues to be a significant input into the valuation of the MBI option (level 3). The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. The fair value of the MBI Net Option as of December 31, 2025 was measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3). Refer to note 5 for further information.
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. No impairments were recorded during the three months ended March 31, 2026 or 2025.

11.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 503,217 held at March 31, 2026 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since the Company first became publicly traded in 2015 through March 31, 2026, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the three months ended March 31, 2026 or 2025.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock awards, restricted stock units ("RSUs"), dividend equivalent units (together with restricted stock awards and RSUs, "Restricted Stock") and the exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during the three months ended March 31, 2026 and 2025 were $1.0 million and $2.3 million, for which the Company withheld 129 and 1,521 shares of common stock, respectively.
12.    EQUITY-BASED COMPENSATION
The Company's stockholders approved the Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) at the annual meeting of stockholders held on May 20, 2022. The 2022 Plan provides for grants of incentive stock options, non-qualified stock options, Restricted Stock, SARs, cash-based awards, performance-based awards and other stock-based awards, including deferred stock units, and superseded and replaced the Amended and Restated Cable One, Inc. 2015 Omnibus Incentive Compensation Plan. Directors, officers, employees and consultants of the Company are eligible for grants under the 2022 Plan as part of the Company’s long-term incentive compensation programs. At March 31, 2026, 176,931 shares were available for issuance under the 2022 Plan.
In 2026, the Company granted cash-settled performance and service-based phantom RSUs to certain executives in lieu of typical share-settled RSUs. Such awards, considered liability-classified awards, are remeasured at fair value using Monte-Carlo simulations at each reporting date during the vesting period. During the three months ended March 31, 2026, the Company recognized $1.3 million of stock-based compensation expense within selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss), associated with these awards. As of March 31, 2026, the Company had recognized $0.2 million and $1.1 million of short-term and long-term liabilities within accounts payable and accrued liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet, associated with these awards. The actual cash payments to be made upon settlement of these awards will be dependent on the Company's applicable stock price at that time, subject to the terms of each award agreement.
Beginning in 2025, all new RSU grants contain retirement eligibility provisions that result in accelerated expensing of awards granted to associates that satisfy certain age and service conditions.
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

	Three Months Ended March 31,
	2026	2025
Restricted Stock	$6,262	$11,185
SARs	—	126
Total	$6,262	$11,311
The Company recognized excess tax shortfalls of $2.9 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. The deferred tax asset related to all outstanding equity-based awards was $5.7 million and $8.1 million as of March 31, 2026 and December 31, 2025, respectively.

Restricted Stock. A summary of Restricted Stock activity during the three months ended March 31, 2026 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	247,022	$505.85
Granted(1)	314,560	$105.13
Forfeited	(20,885)	$578.67
Vested and issued	(47,255)	$626.15
Outstanding as of March 31, 2026	493,442	$235.80

Vested and deferred as of March 31, 2026	10,845	$688.55

(1)Performance-based RSUs were granted at target value for 2026.
At March 31, 2026, there was $45.0 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.8 years.
The significant inputs and resulting weighted average grant date fair value for market-based award grants were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.4%	4.2%
Expected volatility	59.4%	40.6%
Simulation term (in years)	2.92 years	2.99 years
Weighted average grant date fair value	$110.74	$417.46
Stock Appreciation Rights. A summary of SARs activity during the three months ended March 31, 2026 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2025	16,616	$1,225.32	$309.52	$—	3.5
Outstanding as of March 31, 2026	16,616	$1,225.32	$309.52	$—	3.3

Exercisable as of March 31, 2026	16,616	$1,225.32	$309.52	$—	3.3
At March 31, 2026, there was no unrecognized compensation expense related to SARs.
13.    INCOME TAXES
The Company’s effective tax rate was 24.5% and 0.3% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate was due primarily to an increase in pre-tax income and lower equity method investment net losses.

14.    OTHER INCOME AND EXPENSE
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
MBI option fair value adjustment	$(13,840)	$(4,670)
Gain on sale of equity investment	—	3,199
Gain on debt extinguishment	9,833	—
Gain on sale of fiber-to-the-tower contract rights(1)	26,635	—
Other	332	59
Other income (expense), net	$22,960	$(1,412)

(1)In March 2026, the Company sold certain fiber-to-the-tower contract rights for cash proceeds of $42.0 million and recognized a $26.6 million gain. Such contracts generated $9.0 million of business data revenues during 2025.
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
The computation of basic and diluted net income per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025(1)
Numerator:
Net income - basic	$35,774	$2,607
Add: Convertible Notes interest expense, net of tax	1,434	—
Net income - diluted	$37,208	$2,607

Denominator:
Weighted average common shares outstanding - basic	5,685,897	5,633,810
Effect of dilutive equity-based compensation awards(2)	38,259	10,956
Effect of dilution from if-converted Convertible Notes(3)	359,332	—
Weighted average common shares outstanding - diluted	6,083,488	5,644,766

Net Income per Common Share:
Basic	$6.29	$0.46
Diluted	$6.12	$0.46

Supplemental Disclosure:
Anti-dilutive shares from equity-based compensation awards(2)	120,898	132,210

(1)The effect of the Convertible Notes on diluted earnings per share for the three months ended March 31, 2025 was anti-dilutive, and has thus been excluded from the computation.
(2)Equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per common share calculation.
(3)Based on a conversion rate of 0.4394 shares of common stock per weighted $1,000 principal amount of Convertible Notes outstanding during three months ended March 31, 2026.

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
As of March 31, 2026, with the exception of debt activity (refer to note 8 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2025 Form 10-K.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our 2025 Form 10-K. Our results of operations and financial condition discussed herein may not be indicative of our future results and trends.
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
We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of March 31, 2026, approximately 76% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.0 million residential and business customers out of approximately 2.8 million passings as of March 31, 2026. Of these customers, approximately 986,000 subscribed to data services, 82,000 subscribed to video services and 91,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first three months of 2026, they are residential data (60.5%), business data (15.9%) and residential video (11.6%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
We focus on growing our higher margin businesses, namely residential data and business data services. Our strategy acknowledges the industry-wide trends of declining profitability of video services and declining revenues from residential voice services. The declining profitability of residential video services is due primarily to increasing programming costs and retransmission fees and competition from other streaming content providers, and the declining revenues from residential voice services are due primarily to the increasing use of wireless voice services instead of residential voice services. Separately, we have also historically focused on retaining customers who are likely to produce higher relative value over the life of their service relationships with us, are less attracted by discounting, require less support and churn less, while more recently supplementing our growth by targeting a broader scope of incremental customers, including those who are more value-conscious. This strategy has focused on increasing adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), driving higher margins and delivering attractive levels of Adjusted EBITDA less capital expenditures over the long-term.
Excluding the effects of acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We focus on growing residential data customers and revenues and expect this product line to grow over the long-term, supplemented by growth in related services, such as intelligent Wi-Fi, technology support and network security solutions. In recent periods, we have experienced subscriber losses as a result of increased competition in our markets but believe the upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue to earn a consistent average monthly revenue per unit (“ARPU”) from our existing customers over the long-term and potentially capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises (“fiber”) or hybrid fiber-coaxial (“HFC”) network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. We believe that the capacity and reliability of our networks is equal to or exceeds that of our competitors in most of our markets and best positions us to meet the continuously increasing consumption demands of customers.

•Business data. We focus on growing business data customers and revenues over the long term by concentrating our efforts on increasing sales to business customers and attracting enterprise and wholesale business customers. We expect to experience growth in business data revenues over the long-term as we sell-in additional products and services to existing customers and also focus on adding new customers. Margins for products sold to business customers have remained attractive, which we expect will continue.
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
We recently launched a mobile service offering with a mobile virtual network enabler to complement our wired broadband product by delivering added convenience and greater flexibility while strengthening our long-term customer relationships with the ultimate goals of enhancing customer lifetime value, improving retention and supporting packaging opportunities to reinforce our core broadband business.
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless data providers; and over-the-top video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to over half of our markets and currently offer Gigabit download data service to all of our passings. We are currently deploying DOCSIS 4.0 capabilities, which, together with Sparklight TV, further increases our network capacity and enables future growth in our residential data and business data product lines. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds and to support the continually increasing data usage by customers. We believe these investments will reinforce our competitive strength in this area.
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

Results of Operations
Key Performance Measures Summary
The following table summarizes certain key measures of our results of operations (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues	$352,957	$380,601	$(27,644)	(7.3)%
Total costs and expenses	$266,351	$284,926	$(18,575)	(6.5)%
Income from operations	$86,606	$95,675	$(9,069)	(9.5)%
Net income	$35,774	$2,607	$33,167	NM
Cash flows from operating activities	$118,220	$116,332	$1,888	1.6%
Cash flows from investing activities	$(23,905)	$(56,556)	$32,651	(57.7)%
Cash flows from financing activities	$(81,483)	$(64,319)	$(17,164)	26.7%
Adjusted EBITDA(1)	$183,348	$202,712	$(19,364)	(9.6)%
Capital expenditures	$68,424	$71,130	$(2,706)	(3.8)%

NM = Not meaningful
(1)Adjusted EBITDA is a non-GAAP measure. Refer to "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of March 31,		Annual Net Gain (Loss)
	2026	2025	Change	% Change
Residential data PSUs	887.1	945.0	(57.9)	(6.1)%
Residential video PSUs	78.0	101.3	(23.2)	(22.9)%
Residential voice PSUs	53.6	64.6	(11.0)	(17.0)%
Total residential PSUs	1,018.8	1,110.8	(92.1)	(8.3)%

Business data PSUs	98.5	99.8	(1.3)	(1.3)%
Business video PSUs	4.4	6.4	(1.9)	(30.2)%
Business voice PSUs	37.4	38.0	(0.6)	(1.6)
Total business services PSUs	140.3	144.1	(3.9)	(2.7)%

Total data PSUs	985.6	1,044.8	(59.2)	(5.7)%
Total video PSUs	82.5	107.6	(25.1)	(23.4)%
Total voice PSUs	91.0	102.6	(11.6)	(11.3)%
Total PSUs	1,159.0	1,255.0	(95.9)	(7.6)%

Residential customer relationships	907.0	970.1	(63.1)	(6.5)%
Business customer relationships	106.5	105.0	1.5	1.4%
Total customer relationships	1,013.5	1,075.1	(61.6)	(5.7)%

Passings(1)	2,847.0	2,849.0	(2.0)	(0.1)%

(1)Passings as of March 31, 2026 reflect certain refinements to the service provider's counting methodology.

Use of Nonfinancial Metrics and ARPU
We use various nonfinancial metrics to measure, manage and monitor our operating performance on an ongoing basis. Such metrics include passings, PSUs and customer relationships.
Passings represent the estimated number of serviceable and marketable homes and businesses passed by our active plant based on available information. We use an external reporting service for determining reported passings. The service provider generates updated counts biannually, during the first and third quarters of each year. Therefore, our reported passings for the second and fourth quarters of the year remain unchanged from the preceding sequential quarter.
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
Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025
Revenues
Revenues by service offering for the three months ended March 31, 2026 and 2025, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2026		2025		2026 vs. 2025
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$213,571	60.5%	$225,121	59.1%	$(11,550)	(5.1)%
Residential video	40,769	11.6%	50,805	13.3%	(10,036)	(19.8)%
Residential voice	6,509	1.8%	7,044	1.9%	(535)	(7.6)%
Business data	56,288	15.9%	57,293	15.1%	(1,005)	(1.8)%
Business other	14,238	4.0%	16,883	4.4%	(2,645)	(15.7)%
Other	21,582	6.1%	23,455	6.2%	(1,873)	(8.0)%
Total revenues	$352,957	100.0%	$380,601	100.0%	$(27,644)	(7.3)%

ARPU for the indicated service offerings for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		2026 vs. 2025
	2026	2025	$ Change	% Change
Residential data	$79.51	$78.84	$0.67	0.8%
Residential video	$167.98	$162.30	$5.68	3.5%
Residential voice	$39.60	$35.58	$4.02	11.3%
Business services(1)	$219.62	$234.48	$(14.86)	(6.3)%

(1)In March 2026, we sold certain fiber-to-the-tower contract rights for cash proceeds of $42.0 million. Such contracts generated $9.0 million of business data revenues during 2025.
Residential data service revenues decreased $11.6 million, or 5.1%, due primarily to a decrease in residential data subscribers, partially offset by a 0.8% increase in ARPU.
Residential video service revenues decreased $10.0 million, or 19.8%, due primarily to a decrease in residential video subscribers, partially offset by rate adjustments enacted during 2025.
Residential voice service revenues decreased $0.5 million, or 7.6%, due primarily to a decrease in residential voice subscribers.
Business data revenues decreased $1.0 million, or 1.8%.
Business other revenues decreased $2.6 million, or 15.7%, due primarily to a decrease in business video subscribers.
Other revenues decreased $1.9 million, or 8.0%, due primarily to a decrease in regulatory and advertising revenues.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $93.9 million for the three months ended March 31, 2026 and decreased $6.0 million, or 6.0%, compared to the three months ended March 31, 2025. The decrease in operating expenses was primarily attributable to decreases of $6.9 million in programming and franchise costs as a result of video customer losses and $2.9 million in health insurance costs, partially offset by increases of $1.8 million in software costs and $1.0 million in maintenance costs. Operating expenses as a percentage of revenues were 26.6% and 26.2% for the three months ended March 31, 2026 and 2025, respectively.
Selling, general and administrative expenses were $87.2 million for the three months ended March 31, 2026 and decreased $8.2 million, or 8.6%, compared to the three months ended March 31, 2025. The decrease in selling, general and administrative expenses was primarily attributable to decreases of $3.8 million in labor and other compensation-related costs, $3.7 million in billing system conversion costs and $3.0 million in health insurance costs, partially offset by a $1.3 million increase in software costs. Selling, general and administrative expenses as a percentage of revenues were 24.7% and 25.1% for the three months ended March 31, 2026 and 2025, respectively.
Depreciation and amortization expense was $82.5 million for the three months ended March 31, 2026 and decreased $3.0 million, or 3.5%, compared to the three months ended March 31, 2025. Depreciation and amortization expense as a percentage of revenues was 23.4% and 22.5% for the three months ended March 31, 2026 and 2025, respectively.
Interest Expense, Net
Interest expense, net, was $30.3 million for the three months ended March 31, 2026 and decreased $4.2 million, or 12.2%, compared to the three months ended March 31, 2025 due primarily to lower outstanding debt balances and a decrease in interest rates.
Other Income (Expense), Net
Other income, net, was $23.0 million for the three months ended March 31, 2026 and consisted primarily of a $26.6 million gain on sale of fiber-to-the-tower contract rights and $9.8 million of gains on debt extinguishments, partially offset by a $13.8 million non-cash loss on fair value adjustment associated with the MBI option. Other expense, net, was $1.4 million for the three months ended March 31, 2025 and consisted primarily of a $4.7 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by a $3.2 million gain on sale of an equity investment.

Income Tax Provision
Income tax provision was $19.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and our effective tax rate was 24.5% and 0.3% for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax provision was due primarily to an increase in pre-tax income and lower equity method investment net losses.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $24.1 million for the three months ended March 31, 2026 and consisted primarily of our $24.1 million and $1.5 million proportionate shares of net losses from our Clearwave Fiber and MBI investments, respectively, partially offset by our $1.5 million proportionate share of net income from our Nextlink investment. Equity method investment loss, net, was $57.0 million for the three months ended March 31, 2025 and consisted of our $54.9 million and $3.5 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively, partially offset by our $1.4 million proportionate share of net income from our Nextlink investment. Our proportionate share of Clearwave Fiber's net loss for the three months ended March 31, 2025 included $28.0 million of non-cash impairment charges incurred by Clearwave Fiber.
Net Income
Net income was $35.8 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax, was $4.1 million for the three months ended March 31, 2026 compared to a $15.0 million loss for the three months ended March 31, 2025. The $19.1 million change was due primarily to an increase in forward interest rates during the three months ended March 31, 2026 compared to a decrease in the prior year quarter.
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
Adjusted EBITDA is defined as net income plus net interest expense, income tax provision, depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, net equity method investment (income) loss, executive search and transition costs, MBI integration costs net other (income) expense and any special items, as applicable, provided in the reconciliation tables below. Executive search and transition costs consist of expenses incurred in connection with changes in executive leadership, including make-whole payment, severance and other separation benefits, and costs related to executive search and onboarding. MBI integration costs consist of expenses for planning and implementing system conversion, rebranding, employee-related costs (including severance and retention) and other professional fees incurred in connection with the integration of MBI. These costs are associated with discrete events and are incremental to normal, recurring, operating expenses and as such, are excluded from Adjusted EBITDA. Adjusted EBITDA eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Net income	$35,774	$2,607	$33,167	NM

Plus: Interest expense, net	30,269	34,463	(4,194)	(12.2)%
Income tax provision	19,421	203	19,218	NM
Depreciation and amortization	82,494	85,465	(2,971)	(3.5)%
Equity-based compensation	7,564	11,311	(3,747)	(33.1)%
Severance and contract termination costs	—	328	(328)	(100.0)%
Acquisition-related costs	1,645	1,432	213	14.9%
(Gain) loss on asset sales and disposals, net	2,785	4,196	(1,411)	(33.6)%
System conversion costs	628	4,305	(3,677)	(85.4)%
Equity method investment (income) loss, net	24,102	56,990	(32,888)	(57.7)%
Executive search and transition costs	905	—	905	NM
MBI integration costs	721	—	721	NM
Other (income) expense, net	(22,960)	1,412	(24,372)	NM
Adjusted EBITDA	$183,348	$202,712	$(19,364)	(9.6)%

NM = Not meaningful.
Financial Condition: Liquidity and Capital Resources
Liquidity
Our primary funding requirements are for our ongoing operations, capital expenditures, the MBI acquisition (discussed below), potential acquisitions and strategic investments, debt repayment (including MBI's term loans due November 2027) and share repurchases. We believe that our existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements over the next 12 months. However, our ability to utilize those funding sources to fund ongoing operations, make capital expenditures, complete the MBI acquisition, make future acquisitions and strategic investments, repay debt and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
From November 2020 to June 30, 2024, we held a call option to purchase all but not less than all of the remaining equity interests in MBI, a data, video and voice services provider in which we acquired an approximately 45% equity interest in November 2020, that we did not already own between January 1, 2023 and June 30, 2024. The call option expired unexercised on June 30, 2024. Further, certain investors in MBI held a put option to sell (and to cause all members of MBI other than us to sell) to us all but not less than all of the remaining equity interests in MBI that we did not already own between July 1, 2025 and September 30, 2025.
In December 2024, we amended our agreement with MBI, to, among other things, (i) reinstate the expired call option to acquire the Call Option; (ii) amend the put option to establish the Put Option; (iii) require us to make the Upfront Payment, which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the New MBI Debt. The Put Price payable by us upon the closing of the Put Option exercise is calculated under a formula based on a multiple of MBI’s adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt will reduce the Put Price payable upon the closing of the Put Option exercise and the impact of the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option exercise occurs prior to October 1, 2026, the Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%. The Put Option was exercised on January 2, 2026 and the transaction is expected to close on October 1, 2026.

The following table summarizes select operating and financial metrics for MBI (dollar amounts in thousands):

	As of and Three Months Ended March 31,
	2026	2025	Change	% Change
Total data PSUs	204,151	217,796	(13,645)	(6.3)%
Residential data revenues	$41,907	$45,908	$(4,001)	(8.7)%
Total residential revenues	$54,145	$59,699	$(5,554)	(9.3)%
Total business services revenues	$18,856	$18,640	$216	1.2%
Total revenues	$73,001	$78,339	$(5,338)	(6.8)%
Operating expenses(1)	$35,955	$35,491	$464	1.3%
Capital expenditures	$16,962	$15,782	$1,180	7.5%

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
Based on currently available information and the expected closing of October 1, 2026, (i) the Put Price payable by us for the equity interests of MBI that we do not already own will be approximately $480 million; and (ii) we estimate that MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $875 million to $925 million (in the form of term loans maturing in November 2027). This estimate of MBI's total indebtedness is based on MBI's preliminary financial information, past performance and current forecasts and is subject to numerous assumptions and risks including, without limitation, factors that could impact MBI, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements.” Should the underlying assumptions prove incorrect, or if any of those risks materialize, the amount of MBI’s total net indebtedness outstanding at that time may differ from the estimated range described above.
We believe that our existing cash balances, the anticipated available capacity under the Revolving Credit Facility at the time of the transaction and our operating cash flows will be sufficient to fund the Put Price payable at the closing of the Put Option exercise. However, we may also opportunistically pursue additional incremental financing transactions depending on market conditions and other factors.
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$118,220	$116,332	$1,888	1.6%
Net cash used in investing activities	(23,905)	(56,556)	32,651	(57.7)%
Net cash used in financing activities	(81,483)	(64,319)	(17,164)	26.7%
Change in cash and cash equivalents	12,832	(4,543)	17,375	NM
Cash and cash equivalents, beginning of period	152,769	153,631	(862)	(0.6)%
Cash and cash equivalents, end of period	$165,601	$149,088	$16,513	11.1%

NM = Not meaningful
The $1.9 million year-over-year increase in net cash provided by operating activities was primarily attributable to a decrease in cash paid for income taxes and interest, partially offset by a decrease in Adjusted EBITDA.
The $32.7 million year-over-year decrease in net cash used in investing activities was due primarily to $42.0 million of proceeds received from the sale of fiber-to-the-tower contract rights during the first quarter of 2026, partially offset by a $9.6 million reduction in proceeds from sales of equity investments.
The $17.2 million year-over-year increase in net cash used in financing activities was due primarily to a $35.7 million increase in net debt repayments, partially offset by a $17.2 million dividend payment in the prior year that did not recur.

On May 20, 2022, the Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and we may opportunistically and prudently consider buying back shares under our remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since we first became publicly traded in 2015 through March 31, 2026, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We did not repurchase any shares during the three months ended March 31, 2026 or 2025.
Financing Activity
Senior Credit Facilities
The Credit Agreement provides for the Term Loan B-2, the Term Loan B-3, the Term Loan B-4 and the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility.
Under the Credit Agreement, the interest margins applicable to the Senior Credit Facilities are, at our option, equal to either SOFR or a base rate, plus an applicable margin equal to, (i) with respect to the Revolving Credit Facility, 1.25% to 1.75% plus a 10 basis point credit spread adjustment for SOFR loans and 0.25% to 0.75% for base rate loans, determined on a quarterly basis by reference to a pricing grid based on our Total Net Leverage Ratio, (ii) with respect to the Term Loan B-2 and the Term Loan B-3, 2.25% plus a 10 basis point credit spread adjustment for SOFR loans and 1.25% for base rate loans and (iii) with respect to the Term Loan B-4, 2.0% plus an approximately 11.4 to 42.8 basis point credit spread adjustment based on the interest period elected for SOFR loans and 1.0% for base rate loans.
During the three months ended March 31, 2026, we borrowed $575.0 million under the Revolving Credit Facility to fund the repayment in full of the 2026 Notes on the final maturity date thereof and subsequently repaid $25.0 million of such borrowings. Also during the three months ended March 31, 2026, we paid $26.2 million to retire $27.4 million of the outstanding principal of the Term Loan B-4, recognizing $1.1 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss).
As of March 31, 2026, we had $550.0 million of borrowings outstanding under the Revolving Credit Facility that bore interest at 5.5% per annum, and $700.0 million of available borrowing capacity under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of March 31, 2026. A summary of our outstanding term loans as of March 31, 2026 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$232,500	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.02%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	731,799	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.02%
Term Loan B-4	5/3/2021	800,000	1.0%	710,684	5/3/2028	695,762	SOFR + 11.4 bps	2.00%	5.78%
Total		$1,825,000		$1,674,983		$1,624,207

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
Senior Notes
In November 2020, we completed the offering of $650.0 million aggregate principal amount of the Senior Notes. The Senior Notes bear interest at a rate of 4.00% per annum payable semiannually in arrears on May 15th and November 15th of each year, beginning on May 15, 2021. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of our existing and future wholly owned domestic subsidiaries that guarantee our obligations under our Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million.

During the three months ended March 31, 2026, we repurchased $33.7 million aggregate principal amount of outstanding Senior Notes for $24.7 million, recognizing $8.7 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss).
Convertible Notes
In March 2021, we completed the Convertible Notes offering of $575.0 million aggregate principal amount of 2026 Notes and $345.0 million aggregate principal amount of 2028 Notes. The Convertible Notes are senior unsecured obligations of ours and are guaranteed by our wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million. The 2026 Notes do not bear regular interest, and the principal amount of the 2026 Notes does not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, beginning on September 15, 2021, unless earlier repurchased, converted or redeemed. The 2026 Notes matured on March 15, 2026 and were repaid in full with borrowings under the Revolving Credit Facility, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate of the 2028 Notes is 0.4394 shares of our common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of $2,275.83 per share of common stock). The initial conversion price of the 2028 Notes represents a premium of 25.0% over the last reported sale price of $1,820.83 per share of our common stock on March 2, 2021. The 2028 Notes are convertible at the option of the holders. The method of conversion into cash, shares of our common stock or a combination thereof is at our election.
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving Credit Facility portion:
Other noncurrent assets	$4,562	$4,030
Term loans and Notes portion:
Long-term debt (contra account)	12,253	14,416
Total	$16,815	$18,446
We recorded debt issuance cost amortization of $2.1 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The unamortized debt discount associated with the Convertible Notes was $2.5 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively. We recorded debt discount amortization of $0.9 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
We have entered into a separate letter of credit agreement which provides for an additional $75.0 million of letter of credit issuing capacity, of which $9.8 million was utilized as of March 31, 2026.
We were in compliance with all debt covenants as of March 31, 2026.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $3.2 million and $5.1 million on interest rate swaps during the three months ended March 31, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
Refer to notes 9 and 11 to our audited consolidated financial statements included in the 2025 Form 10-K and notes 8 and 9 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.
Capital Expenditures

We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations and the expansion of our high-capacity network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.
Our capital expenditures by category for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Customer premise equipment(1)	$19,550	$16,568
Commercial(2)	2,969	5,177
Scalable infrastructure(3)	7,279	9,182
Line extensions(4)	14,339	14,521
Upgrade/rebuild(5)	4,184	3,399
Support capital(6)	20,103	22,282
Total	$68,424	$71,130

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
Contractual Obligations and Contingent Commitments
As of March 31, 2026, with the exception of debt activity (refer to note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2025 Form 10-K.
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
There have been no material changes to our critical accounting policy and estimate disclosures described in our 2025 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2025 Form 10-K other than as set forth below.
The 2026 Notes matured on March 15, 2026 and were repaid using proceeds from borrowings under the Revolving Credit Facility, which matures in February 2028. As of March 31, 2026, we had $548.3 million and $345.0 million aggregate principal amount of the Senior Notes and 2028 Notes, respectively, outstanding. The Senior Notes and 2028 Notes are based on fixed rates and changes in interest rates could impact the fair market value of such notes. As of March 31, 2026, the fair market values of the Senior Notes and 2028 Notes were $381.1 million and $267.4 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out an evaluation as of March 31, 2026 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended March 31, 2026 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026(2)	129	$104.16	—	$143,104
February 1, 2026 to February 28, 2026	—	$—	—	$143,104
March 1, 2026 to March 31, 2026	—	$—	—	$143,104
Total	129	$104.16	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) under the Share Repurchase Program, which was announced on May 23, 2022. The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of March 31, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions.
(2)Includes shares withheld from associates to satisfy estimated tax withholding obligations in connection with the vesting of Restricted Stock under the Company's incentive compensation plans. The average price paid per share for the common stock withheld was based on the closing price of the Company’s common stock on the applicable vesting date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1
Performance-Based Restricted Stock Unit Award Agreement (Inducement Grant) (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Cable One, Inc. filed on February 26, 2026).+

10.2
Service-Based Restricted Stock Unit Award Agreement (Inducement Grant) (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Cable One, Inc. filed on February 26, 2026).+

10.3
Kenneth E. Johnson Transition Agreement and General Release of Claims dated April 20, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on April 23, 2026).+

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cable One, Inc. (Registrant)

By:	/s/ James A. Holanda
	Name:	James A. Holanda
	Title:	Chief Executive Officer
Date: April 30, 2026

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: April 30, 2026