Form 10-Q
period 2026-06-30
Cable One, Inc.
filed 2026-08-06
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of July 31, 2026
Common stock, par value $0.01	5,673,925

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
•our sustained reduced stock price;
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$166,191	$152,769
Accounts receivable, net	55,565	58,578
Prepaid and other current assets	61,876	95,238
Total Current Assets	283,632	306,585
Equity investments	298,632	613,841
Property, plant and equipment, net	1,780,529	1,784,201
Intangible assets, net	1,407,500	1,974,359
Goodwill	769,111	840,826
Other noncurrent assets	83,408	68,541
Total Assets	$4,622,812	$5,588,353

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$135,643	$143,058
MBI option liability	425,970	—
Deferred revenue	17,193	22,731
Current portion of long-term debt	18,060	593,535
Total Current Liabilities	596,866	759,324
Long-term debt	3,027,125	2,600,392
Deferred income taxes	642,257	769,924
Other noncurrent liabilities	30,179	25,075
Total Liabilities	4,296,427	4,154,715

Commitments and contingencies (refer to note 16)

Stockholders' Equity:
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,673,367 and 5,635,219 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	62	62
Additional paid-in capital	693,870	681,866
Retained earnings	205,751	1,334,553
Accumulated other comprehensive income (loss)	29,965	19,450
Treasury stock, at cost (502,032 and 540,180 shares held as of June 30, 2026 and December 31, 2025, respectively)	(603,263)	(602,293)
Total Stockholders' Equity	326,385	1,433,638
Total Liabilities and Stockholders' Equity	$4,622,812	$5,588,353
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Revenues	$348,926	$381,072	$701,883	$761,673
Costs and Expenses:
Operating (excluding depreciation and amortization)	98,725	102,356	192,609	202,207
Selling, general and administrative	87,649	91,996	174,836	187,410
Depreciation and amortization	81,781	86,118	164,275	171,583
(Gain) loss on asset sales and disposals, net	7,973	3,908	10,759	8,104
Asset impairments	597,715	586,017	597,715	586,017
Total Costs and Expenses	873,843	870,395	1,140,194	1,155,321
Loss from operations	(524,917)	(489,323)	(438,311)	(393,648)
Interest expense, net	(33,737)	(33,905)	(64,006)	(68,368)
Other income (expense), net	(431,590)	(11,372)	(408,630)	(12,784)
Loss before income taxes and equity method investment income (loss), net	(990,244)	(534,600)	(910,947)	(474,800)
Income tax benefit	109,521	117,575	90,100	117,372
Loss before equity method investment income (loss), net	(880,723)	(417,025)	(820,847)	(357,428)
Equity method investment income (loss), net	(283,853)	(20,951)	(307,955)	(77,941)
Net loss	$(1,164,576)	$(437,976)	$(1,128,802)	$(435,369)

Net Loss per Common Share:
Basic	$(204.35)	$(77.70)	$(198.30)	$(77.26)
Diluted	$(204.35)	$(77.70)	$(198.30)	$(77.26)
Weighted Average Common Shares Outstanding:
Basic	5,698,814	5,636,683	5,692,392	5,635,255
Diluted	5,698,814	5,636,683	5,692,392	5,635,255

Unrealized gain (loss) on cash flow hedges and other, net of tax	$6,439	$(10,108)	$10,515	$(25,094)
Comprehensive loss	$(1,158,137)	$(448,084)	$(1,118,287)	$(460,463)
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2026	5,672,182	$62	$688,128	$1,370,327	$23,526	$(603,245)	$1,478,798
Net loss	—	—	—	(1,164,576)	—	—	(1,164,576)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	6,439	—	6,439
Stock-settled equity-based compensation	—	—	5,742	—	—	—	5,742
Issuance of equity awards, net of forfeitures	1,185	—	—	—	—	—	—
Withholding tax for equity awards	—	—	—	—	—	(18)	(18)
Balance at June 30, 2026	5,673,367	$62	$693,870	$205,751	$29,965	$(603,263)	$326,385

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at March 31, 2025	5,627,527	$62	$650,599	$1,693,619	$33,114	$(601,934)	$1,775,460
Net loss	—	—	—	(437,976)	—	—	(437,976)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(10,108)	—	(10,108)
Equity-based compensation	—	—	10,048	—	—	—	10,048
Issuance of equity awards, net of forfeitures	1,239	—	—	—	—	—	—
Withholding tax for equity awards	(2)	—	—	—	—	(30)	(30)
Balance at June 30, 2025	5,628,764	$62	$660,647	$1,255,643	$23,006	$(601,964)	$1,337,394
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2025	5,635,219	$62	$681,866	$1,334,553	$19,450	$(602,293)	$1,433,638
Net loss	—	—	—	(1,128,802)	—	—	(1,128,802)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	10,515	—	10,515
Stock-settled equity-based compensation	—	—	12,004	—	—	—	12,004
Issuance of equity awards, net of forfeitures	38,277	—	—	—	—	—	—
Withholding tax for equity awards	(129)	—	—	—	—	(970)	(970)
Balance at June 30, 2026	5,673,367	$62	$693,870	$205,751	$29,965	$(603,263)	$326,385

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	5,619,365	$62	$639,288	$1,708,244	$48,100	$(599,662)	$1,796,032
Net loss	—	—	—	(435,369)	—	—	(435,369)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(25,094)	—	(25,094)
Equity-based compensation	—	—	21,359	—	—	—	21,359
Issuance of equity awards, net of forfeitures	10,922	—	—	—	—	—	—
Withholding tax for equity awards	(1,523)	—	—	—	—	(2,302)	(2,302)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,232)	—	—	(17,232)
Balance at June 30, 2025	5,628,764	$62	$660,647	$1,255,643	$23,006	$(601,964)	$1,337,394
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(1,128,802)	$(435,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	164,275	171,583
Amortization of debt discount and issuance costs	4,541	4,728
Equity-based compensation	12,577	21,359
Gain on debt extinguishments	(29,694)	(3,856)
Change in deferred income taxes	(131,289)	(158,788)
(Gain) loss on asset sales and disposals, net	10,759	8,104
Gain on sale of fiber-to-the-tower contract rights	(27,638)	—
Equity method investment (income) loss, net	307,955	77,941
Fair value adjustments	465,548	19,946
Asset impairments	597,715	586,017
Changes in operating assets and liabilities:
Accounts receivable, net	1,107	216
Prepaid and other current assets	7,422	(12,603)
Accounts payable and accrued liabilities	(3,632)	(7,921)
Deferred revenue	(4,507)	(1,449)
Other	(7,260)	(8,634)
Net cash provided by operating activities	239,077	261,274

Cash flows from investing activities:
Capital expenditures	(142,426)	(139,504)
Change in accrued expenses related to capital expenditures	(3,963)	(2,273)
Proceeds from sales of property, plant and equipment	1,842	482
Proceeds from sales of equity investments	1,112	10,702
Proceeds from sale of fiber-to-the-tower contract rights	42,000	—
Net cash used in investing activities	(101,435)	(130,593)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	575,000	—
Debt repayments	(698,250)	(111,902)
Payment of withholding tax for equity awards	(970)	(2,302)
Dividends paid to stockholders	—	(17,232)
Net cash used in financing activities	(124,220)	(131,436)

Change in cash and cash equivalents	13,422	(755)
Cash and cash equivalents, beginning of period	152,769	153,631
Cash and cash equivalents, end of period	$166,191	$152,876

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$66,104	$71,851
Cash paid for income taxes, net of refunds received	$15,222	$44,415
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

2.    SEGMENT REPORTING
Based on the way the Company’s CODM, who is the Company’s CEO, reviews and assesses the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is the Company's reportable segment, under this organizational and reporting structure.
The Company's consolidated net income (loss) is the GAAP measure of profit or loss which is used by the CODM to allocate resources and assess performance on a monthly basis. Such measure is compared against prior periods to identify, assess and respond to trends.
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$348,926	$381,072	$701,883	$761,673

Less: Significant expenses:
Direct product costs	(40,096)	(46,473)	(82,084)	(94,910)
Labor costs	(59,606)	(61,382)	(116,127)	(122,487)

Other items(1)	(1,413,800)	(711,193)	(1,632,474)	(979,645)

Net loss	$(1,164,576)	$(437,976)	$(1,128,802)	$(435,369)

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, asset impairments, net interest expense, net other income (expense), income tax benefit, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Amounts for the three months ended June 30, 2026 and 2025 include interest expense of $37.4 million and $37.8 million, respectively, and interest and investment income of $3.7 million and $3.9 million, respectively. Amounts for the six months ended June 30, 2026 and 2025 include interest expense of $71.6 million and $76.3 million, respectively, and interest and investment income of $7.6 million and $7.9 million, respectively.
Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's condensed consolidated balance sheets.
3.    REVENUES
Revenues by product line and deferred commission amortization were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Residential:
Data	$212,604	$229,336	$426,174	$454,457
Video	38,487	48,158	79,255	98,962
Voice	6,266	6,733	12,775	13,777
Business:
Data	53,597	57,385	109,885	114,678
Other	14,199	16,515	28,437	33,399
Other	23,773	22,945	45,357	46,400
Total revenues	$348,926	$381,072	$701,883	$761,673

Deferred commission amortization	$2,127	$1,730	$4,143	$3,434

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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. Of the $22.7 million of current deferred revenue at December 31, 2025, $20.5 million was recognized during the six months ended June 30, 2026. Of the $27.9 million of current deferred revenue at December 31, 2024, $24.7 million was recognized during the six months ended June 30, 2025. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers. A significant portion of the Company's revenues are derived from customers with month-to-month subscriptions who may cancel at any time without penalty. As such, the amount of deferred revenue is not necessarily indicative of the future revenue to be recognized from the Company's existing customers.
4.    OPERATING ASSETS AND LIABILITIES
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade receivables	$52,701	$45,712
Other receivables(1)	6,118	16,013
Less: Allowance for credit losses	(3,254)	(3,147)
Total accounts receivable, net	$55,565	$58,578

(1)Balances include $0.5 million and $3.3 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program as of June 30, 2026 and December 31, 2025, respectively. The balance as of December 31, 2025 also includes $1.6 million due from Clearwave Fiber LLC, a former joint venture among the Company and certain unaffiliated third-party investors (“Clearwave Fiber”), for services provided by the Company under a transition services agreement.
The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$3,089	$2,717	$3,147	$2,920
Additions - charged to costs and expenses	3,000	1,700	4,540	2,915
Deductions - write-offs	(3,514)	(2,651)	(5,991)	(5,328)
Recoveries collected	679	1,122	1,558	2,381
Ending balance	$3,254	$2,888	$3,254	$2,888

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid repairs and maintenance	$7,340	$6,373
Software implementation costs	4,100	3,649
Prepaid insurance	150	3,757
Prepaid rent	3,215	2,410
Prepaid software	16,854	9,658
Deferred commissions	8,198	7,101
Interest rate swap asset	15,662	9,240
Prepaid income tax payments	—	17,854
MBI Net Option(1)	—	31,830
All other current assets	6,357	3,366
Total prepaid and other current assets	$61,876	$95,238

(1)Balance as of December 31, 2025 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests of MBI, consisting of assets of $31.8 million and $0, respectively. The carrying value of the MBI option was reclassified to current liabilities and presented as a separate line item within the condensed consolidated balance sheets as of June 30, 2026. Refer to notes 5 and 10 for definitions of all capitalized terms and further information on these instruments.
Other noncurrent assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$8,207	$7,087
Deferred commissions	18,580	15,496
Software implementation costs	11,371	12,714
Debt issuance costs	2,020	4,030
Debt investment	2,578	2,504
Interest rate swap asset	23,662	15,947
All other noncurrent assets	16,990	10,763
Total other noncurrent assets	$83,408	$68,541

Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$25,577	$28,059
Accrued programming costs	9,868	9,811
Accrued compensation and related benefits	15,927	24,950
Accrued sales and other operating taxes	21,014	17,137
Accrued franchise fees	1,942	2,418
Deposits	4,265	4,775
Operating lease liabilities	2,591	2,602
Accrued insurance costs	4,075	4,181
Cash overdrafts	17,504	18,250
Interest payable	5,363	4,508
Income taxes payable	—	1,203
All other accrued liabilities	27,517	25,164
Total accounts payable and accrued liabilities	$135,643	$143,058
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease liabilities	$5,065	$3,891
Accrued compensation and related benefits	7,033	6,748
Deferred revenue	6,800	10,917
Income taxes payable	9,045	—
All other noncurrent liabilities	2,236	3,519
Total other noncurrent liabilities	$30,179	$25,075

5.    EQUITY INVESTMENTS
Point
In May 2026, the Company contributed to Point Broadband Holdings, LLC, a fiber internet service provider in which the Company was an existing investor (“Point”), the equity interests of Clearwave Fiber owned by the Company in exchange for additional equity interests in Point (the "Point-Clearwave Fiber Transaction"), recognizing a $60.1 million net gain on the transaction. Prior to the contribution, the Company's equity investment in Point was accounted for under the Accounting Standards Codification ("ASC") 321 measurement alternative. Following the contribution, the Company's equity investment in Point is accounted for under the equity method with a one quarter reporting lag.
MBI
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
In January 2026, certain other investors in MBI exercised the Put Option and the Company entered into a purchase agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company would acquire the remaining approximately 55% equity interests in MBI that it does not already own. The terms of the Put Option contemplate that the transaction will close on October 1, 2026 (or any earlier date selected by the Company at its option), subject to regulatory approvals and closing conditions. The Company may fund the Put Price with a combination of cash resources and indebtedness, and the Company is actively exploring potential financing options.
Others
In August 2025, the Company divested its equity investment in Northwest Fiber Holdco., LLC, a fiber internet service provider, for $109.9 million and recognized a $59.9 million gain. In July 2025, the Company divested its equity investments in MetroNet Systems, LLC, a fiber internet service provider, for $14.1 million and recognized a $7.1 million gain. In March 2025, the Company divested a small equity investment for $11.1 million and recognized a $3.6 million gain.

The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	June 30, 2026		December 31, 2025
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Equity Investments Without Readily Determinable Fair Values
Point(1)	—	$—	<10%	$42,623
Visionary(2)	<10%	8,822	<10%	8,822
Others	<10%	8,482	<10%	8,113
Total		$17,304		$59,558

Equity Method Investments
Clearwave Fiber(3)	—	$—	~57%(4)	$56,355
MBI	~45%	31,817	~45%	386,402
Nextlink(5)	~22%	114,511	~22%	111,526
Point(1)	~15%	135,000	—	—
Total		$281,328		$554,283

Total equity investments		$298,632		$613,841

(1)Prior to the Point-Clearwave Fiber Transaction, the Company's investment in Point was accounted for under the ASC 321 measurement alternative. After the transaction, the Point investment is accounted for under the equity method.
(2)Visionary Communications, Inc., an internet service provider (“Visionary”).
(3)As a result of the Point-Clearwave Fiber Transaction, the Company's equity investment in Clearwave Fiber was converted into additional equity interests in Point during the three months ended June 30, 2026. As of December 31, 2025, the Company did not have a controlling financial interest and did not consolidate Clearwave Fiber for financial reporting purposes but accounted for its interest under the equity method of accounting as the entity’s governance arrangements required certain of the designees of the other unit holders to consent to all significant operating and financial decisions of the business.
(4)Represents the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber as of December 31, 2025. The Company's ownership interest in Clearwave Fiber was in the form of common equity units and the ownership interest in Clearwave Fiber of the unaffiliated third-party investors was in the form of convertible preferred equity units. The convertible preferred equity units held by the unaffiliated third-party investors were subject to a specified preferred return in relation to the common equity units held by the Company. As a result of the economic and other attributes of the various classes of equity units in Clearwave Fiber, the Company's percentage ownership of the total outstanding equity units in Clearwave Fiber differed from its economic interest in Clearwave Fiber.
(5)AMG Technology Holdings, LLC, a wireless internet service provider (“Nextlink”).
The carrying values of the Company’s equity investments without readily determinable fair values are determined based on the fair value as of their respective acquisition dates and adjusted if and when relevant market transactions indicate fair value has changed.
The Company recorded a $349.8 million non-cash impairment to the carrying value of its MBI investment during the three months ended June 30, 2026 based on MBI's financial performance and updated forecast information received during the second quarter of 2026. The fair value of the MBI investment was determined using (i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate and (ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples. During the three months ended June 30, 2026, the Company adjusted the carrying values of its existing equity interests in Point downward by $7.6 million and Clearwave Fiber upward by $67.7 million to their respective fair values implied by the Point-Clearwave Fiber Transaction, resulting in a net increase to the carrying value of the Company's new Point equity investment of $60.1 million after the Point-Clearwave Fiber Transaction.
Since their original acquisitions, the Company has recorded cumulative net upward adjustments to the carrying values of its Point and Nextlink investments of $72.4 million and $6.9 million, respectively, and a $476.2 million cumulative impairment of its MBI investment.
The carrying value of MBI trailed the Company’s underlying equity in MBI’s net assets by $5.9 million as of June 30, 2026 and exceeded the Company's underlying equity in MBI's net assets by $343.8 million at December 31, 2025.

Equity method investment income (loss), which increases (decreases) the carrying value of the respective investment, and which is recorded on a one quarter lag, along with other equity investment-related activity reflected in the condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity Method Investment Income (Loss)
Clearwave Fiber(1)	$67,725	$(22,621)	$43,645	$(77,472)
MBI(2)	(353,059)	224	(354,585)	(3,320)
Nextlink	1,481	1,446	2,985	2,851
Total	$(283,853)	$(20,951)	$(307,955)	$(77,941)

Other Income (Expense), Net
MBI option fair value adjustment(3)	$(443,960)	$(15,270)	$(457,800)	$(19,940)
Gain on sale of equity investment	$—	$—	$—	$3,199
Loss on fair value adjustment of equity investment(4)	$(7,623)	$—	$(7,623)	$—
Recurring mark-to-market adjustments	$(77)	$(64)	$(126)	$(5)

(1)The amounts for the three and six months ended June 30, 2026 include a $67.7 million revaluation gain in connection with the Point-Clearwave Fiber Transaction. The amount for the six months ended June 30, 2025 includes $28.0 million of non-cash impairment charges recorded by Clearwave Fiber.
(2)The amounts for the three and six months ended June 30, 2026 include a $349.8 million non-cash impairment. The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s ~45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three and six months ended June 30, 2026, the Company recognized $3.3 million and $4.8 million of its proportionate share of MBI’s net loss, respectively, and $1.3 million and $3.0 million of its proportionate share of basis difference amortization, respectively. For the three and six months ended June 30, 2025, the Company recognized $1.9 million and $0.4 million of its proportionate share of MBI's net income, respectively, and $1.7 million and $3.7 million of its proportionate share of basis difference amortization, respectively.
(3)The amounts for the three and six months ended June 30, 2026 represent the change in fair value of the Put Option pending settlement. The amounts for the three and six months ended June 30, 2025 represent the change in fair value of the MBI Net Option. Such instruments are measured at fair value on a quarterly basis (refer to note 10 for further information).
(4)In May 2026, as a result of the Point-Clearwave Fiber Transaction, the Company adjusted the carrying value of its existing equity interest in Point to its fair value implied by the transaction, recognizing a $7.6 million loss.
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cable distribution systems	$2,755,616	$2,705,357
Customer premise equipment	387,660	386,987
Other equipment and fixtures	274,159	293,211
Buildings and improvements	134,339	147,168
Capitalized software	60,596	62,652
Construction in progress	132,139	136,955
Land	16,308	16,308
Right-of-use assets	10,412	10,179
Property, plant and equipment, gross	3,771,229	3,758,817
Less: Accumulated depreciation and amortization	(1,990,700)	(1,974,616)
Property, plant and equipment, net	$1,780,529	$1,784,201
Depreciation and amortization expense for property, plant and equipment was $68.2 million and $70.6 million for the three months ended June 30, 2026 and 2025, respectively, and $136.8 million and $140.5 million for the six months ended June 30, 2026 and 2025, respectively.

7.    GOODWILL AND INTANGIBLE ASSETS
During the second quarter of 2026, the Company determined that a triggering event had occurred that required interim impairment assessments of its indefinite-lived intangible assets and goodwill as a result of the decline in the price of the Company's common stock during the three months ended June 30, 2026.
Based on qualitative assessments of its finite-lived intangible assets, no impairments of such assets were identified.
Using the multi-period excess earnings method of the income approach, whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate, to determine fair value, the Company's franchise agreements asset was determined to be impaired by $526.0 million. Using the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate, and the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples, the Company's goodwill was determined to be impaired by $71.7 million. These non-cash charges are included within asset impairments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026.
During the first quarter of 2026, the Company sold certain fiber-to-the-tower contract rights for cash proceeds of $42.0 million. In connection with the transaction, the Company derecognized $13.3 million of customer relationship intangible assets and recognized an associated $27.6 million gain within other income in the condensed consolidated statement of operations and comprehensive income (loss).
The change in the Company's goodwill balance was as follows (dollars in thousands):

	Goodwill	Cumulative Impairment
Balance at December 31, 2024	$929,609	$—
Impairment charge	(88,783)
Balance at December 31, 2025	$840,826	$88,783
Impairment charge	(71,715)
Balance at June 30, 2026	$769,111	$160,498
Intangible assets consisted of the following (dollars in thousands):

		June 30, 2026			December 31, 2025
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 - 17	$766,053	$440,696	$325,357	$785,203	$419,231	$365,972
Trademarks and trade names(1)	2	—	—	—	8,389	8,385	4
Wireless licenses	10	4,794	1,651	3,143	4,794	1,411	3,383
Total finite-lived intangible assets		$770,847	$442,347	$328,500	$798,386	$429,027	$369,359

Indefinite-Lived Intangible Assets
Franchise agreements				$1,079,000			$1,605,000

Total intangible assets, net				$1,407,500			$1,974,359

(1)Balances related to fully amortized trademarks and trade names were removed from both the gross carrying amount and accumulated amortization as of June 30, 2026.

Intangible asset amortization expense was $13.6 million and $15.6 million for the three months ended June 30, 2026 and 2025, respectively, and $27.5 million and $31.1 million for the six months ended June 30, 2026 and 2025, respectively. The Company recognized $526.0 million and $497.2 million of franchise agreements asset impairments during the three months ended June 30, 2026 and 2025, respectively. Cumulatively, the Company has recorded $1.02 billion of impairments to its franchise agreements.
The future amortization of existing finite-lived intangible assets as of June 30, 2026 was as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining six months)	$27,527
2027	50,473
2028	46,874
2029	45,670
2030	43,649
Thereafter	114,307
Total	$328,500
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.
8.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior Credit Facilities (as defined below)	$2,207,832	$1,706,812
Senior Notes (as defined below)	502,646	582,013
Convertible Notes (as defined below)(1)	345,000	920,000
Finance lease liabilities	2,873	2,954
Total debt	3,058,351	3,211,779
Less: Unamortized debt discount	(2,198)	(3,436)
Less: Unamortized debt issuance costs	(10,968)	(14,416)
Less: Current portion of long-term debt(1)	(18,060)	(593,535)
Total long-term debt	$3,027,125	$2,600,392

(1)The 2026 Notes (as defined and described below), which were included within the current portion of long-term debt as of December 31, 2025, matured in March 2026.
Senior Credit Facilities. The fourth amended and restated credit agreement among the Company and its lenders, dated as of February 22, 2023 (as amended and restated, the “Credit Agreement”), provides for senior secured term loans in original aggregate principal amounts of (i) $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of June 30, 2026) (the “Term Loan B-2”), (ii) $775.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of June 30, 2026) (the “Term Loan B-3”) and (iii) $800.0 million maturing in 2028 (the “Term Loan B-4”), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement).

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
During the first quarter of 2026, the Company borrowed $575.0 million under the Revolving Credit Facility to fund the repayment in full of the 2026 Notes (as defined below) on the final maturity date thereof and repaid $25.0 million of such borrowings during the three months ended March 31, 2026.
During the three and six months ended June 30, 2026, the Company paid $11.0 million and $37.2 million to retire $12.8 million and $40.2 million of the outstanding principal of the Term Loan B-4, recognizing $1.7 million and $2.8 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss), respectively.
As of June 30, 2026, the Company had $550.0 million of borrowings outstanding under the Revolving Credit Facility that bore interest at a rate of 5.5% per annum, and had $700.0 million of available borrowing capacity under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of June 30, 2026. A summary of the Company’s outstanding term loans as of June 30, 2026 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$231,875	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	5.99%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	729,863	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	5.99%
Term Loan B-4	5/3/2021	800,000	1.0%	696,094	5/3/2028	683,271	SOFR + 11.4 bps	2.00%	5.76%
Total		$1,825,000		$1,657,832		$1,611,716

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

During the three and six months ended June 30, 2026, the Company repurchased $45.6 million and $79.4 million aggregate principal amount of outstanding Senior Notes for $27.2 million and $51.9 million, recognizing $18.2 million and $26.9 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss), respectively.
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
The 2026 Notes did not bear regular interest, and the principal amount of the 2026 Notes did not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, beginning on September 15, 2021, unless earlier repurchased, converted or redeemed. The 2026 Notes matured on March 15, 2026 and were repaid in full with borrowings under the Revolving Credit Facility, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate of the 2028 Notes is 0.4394 shares of the Company’s common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of $2,275.83 per share of common stock).
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
	2028 Notes	2026 Notes	2028 Notes	Total
Gross carrying amount	$345,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(2,198)	(600)	(2,836)	(3,436)
Less: Unamortized debt issuance costs	(62)	(16)	(80)	(96)
Net carrying amount	$342,740	$574,384	$342,084	$916,468

Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025			2026			2025
	2028 Notes	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$970	$—	$970	$970	$—	$1,941	$1,941	$—	$1,941	$1,941
Amortization of discount	321	748	321	1,069	600	638	1,238	1,488	639	2,127
Amortization of debt issuance costs	9	20	9	29	16	18	34	40	18	58
Total interest expense	$1,300	$768	$1,300	$2,068	$616	$2,597	$3,213	$1,528	$2,598	$4,126

Effective interest rate	1.5%	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%
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
Other. Interest expense, net was $33.7 million and $33.9 million for the three months ended June 30, 2026 and 2025, respectively, which included $1.5 million and $1.7 million of interest income and $2.2 million and $2.2 million of lender patronage income, respectively. Interest expense, net was $64.0 million and $68.4 million for the six months ended June 30, 2026 and 2025, respectively, which included $3.1 million and $3.4 million of interest income and $4.4 million and $4.5 million of lender patronage income, respectively.
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving Credit Facility portion:
Other noncurrent assets	$2,020	$4,030
Term loans and Notes portion:
Long-term debt (contra account)	10,968	14,416
Total	$12,988	$18,446
The Company recorded debt issuance cost amortization of $1.2 million for both the three months ended June 30, 2026 and 2025 and $3.3 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).

The future maturities of outstanding borrowings as of June 30, 2026 are as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining six months)	$8,786
2027	17,571
2028	1,590,347
2029	936,128
2030	502,646
Thereafter	—
Total	$3,055,478
The Company has entered into a separate letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of June 30, 2026, $9.8 million of letters of credit were issued under this agreement and bore interest at a rate of 1.0% per annum.
The Company was in compliance with all debt covenants as of June 30, 2026.
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
The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Current portion:
Prepaid and other current assets	$15,662	$9,240
Noncurrent portion:
Other noncurrent assets	23,662	15,947
Total interest rate swap asset	$39,324	$25,187

Stockholders’ Equity:
Accumulated other comprehensive income	$29,551	$18,768

The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest (income) expense	$(3,109)	$(5,166)	$(6,307)	$(10,296)

Unrealized gain (loss) on cash flow hedges, gross	$8,336	$(13,238)	$14,137	$(32,864)
Less: Tax effect	(1,967)	3,130	(3,354)	7,770
Unrealized gain (loss) on cash flow hedges, net of tax	$6,369	$(10,108)	$10,783	$(25,094)
The Company does not hold any derivative instruments for speculative trading purposes.
10.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of June 30, 2026 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The fair value hierarchy levels, carrying amounts and related fair values of the Company’s financial assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$82,347	$82,347	$70,261	$70,261
Prepaid and other current assets:
MBI Net Option(1)	Level 3	$—	$—	$31,830	$31,830
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$39,324	$39,324	$25,187	$25,187

Liabilities:
MBI Option Liability:
MBI option(1)	Level 3	$425,970	$425,970	$—	$—
Long-term debt (including current portion):
Term loans	Level 2	$1,657,832	$1,467,181	$1,706,812	$1,641,873
Revolving Credit Facility	Level 2	$550,000	$453,750	$—	$—
Senior Notes	Level 2	$502,646	$270,172	$582,013	$448,907
Convertible Notes(2)	Level 2	$345,000	$224,250	$920,000	$849,275

(1)Based on the quarter-end revaluation, the MBI option was reclassified from a current asset to a current liability as of June 30, 2026.
(2)The $575.0 million aggregate principal amount of 2026 Notes matured in March 2026. Therefore, the balances shown as of June 30, 2026 only reflect the 2028 Notes.
Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets.

The purchase price payable by the Company upon the exercise of the Put Option is calculated under a formula based on a multiple of MBI's adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. As this twelve-month measurement period ended on June 30, 2025, and as the Put Option was exercised in January 2026, the fair value of the MBI option effectively represents its intrinsic value as of June 30, 2026. The estimated equity value of MBI, which is derived from discounted cash flow and guideline public company valuation methods, continues to be a significant input into the valuation of the MBI option (level 3). The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. The fair value of the MBI Net Option as of December 31, 2025 was measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3). Refer to note 5 for further information.
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. During the three months ended June 30, 2026, the Company recorded an impairment of its equity investment in MBI (refer to note 5). During both the three months ended June 30, 2026 and 2025, the Company recorded impairments of its franchise agreements intangible asset and goodwill (refer to note 7).
11.    STOCKHOLDERS’ EQUITY
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the condensed consolidated financial statements. Treasury shares of 502,032 held at June 30, 2026 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since the Company first became publicly traded in 2015 through June 30, 2026, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the six months ended June 30, 2026 or 2025.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock are withheld by the Company upon the vesting of restricted stock awards, restricted stock units ("RSUs"), dividend equivalent units (together with restricted stock awards and RSUs, "Restricted Stock") and the exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amount remitted during each of the three months ended June 30, 2026 and 2025 was less than $0.1 million, for which the Company withheld 0 and 2 shares of common stock, respectively. The amounts remitted during the six months ended June 30, 2026 and 2025 were $1.0 million and $2.3 million, for which the Company withheld 129 and 1,523 shares of common stock, respectively.

12.    EQUITY-BASED COMPENSATION
At the Company's 2026 annual meeting of stockholders held on May 14, 2026, the Company's stockholders approved the Cable One, Inc. 2026 Omnibus Incentive Compensation Plan (the "2026 Plan") providing an incremental 600,000 shares available for issuance pursuant to equity-based awards. The 2026 Plan provides for grants of incentive stock options, non-qualified stock options, SARs, Restricted Stock, cash-based awards, performance-based awards and other stock-based awards. The Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) is replaced and superseded by the 2026 Plan, provided that any outstanding awards granted under the 2022 Plan remain in effect pursuant to their terms. Directors, officers, associates and consultants of the Company are eligible to participate in the 2026 Plan as part of the Company's long-term incentive compensation programs. As of June 30, 2026, 753,037 shares were available for issuance.
In 2026, the Company granted cash-settled performance and service-based phantom RSUs to certain executives in lieu of typical share-settled RSUs. Such awards, considered liability-classified awards, are remeasured at fair value using Monte Carlo simulations at each reporting date during the vesting period. During the three months ended June 30, 2026, the Company recognized a reversal of $0.7 million of stock-based compensation expense within selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss), associated with these awards. During the six months ended June 30, 2026, the Company recognized $0.6 million of stock-based compensation expense associated with these awards. As of June 30, 2026, the Company had recognized $0.2 million and $0.4 million of short-term and long-term liabilities within accounts payable and accrued liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet, associated with these awards. The actual cash payments to be made upon settlement of these awards will be dependent on the Company's applicable stock price at that time, subject to the terms of each award agreement.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted Stock	$5,742	$9,921	$12,004	$21,106
SARs	—	127	—	253
Total	$5,742	$10,048	$12,004	$21,359
The Company recognized excess tax shortfalls of $0.1 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and excess tax shortfalls of $3.5 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. The deferred tax asset related to all outstanding equity-based awards was $6.5 million and $8.1 million as of June 30, 2026 and December 31, 2025, respectively.
Restricted Stock. A summary of Restricted Stock activity during the six months ended June 30, 2026 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	247,022	$505.85
Granted(1)	342,376	$100.75
Forfeited	(24,594)	$515.91
Vested and issued	(48,653)	$617.49
Outstanding as of June 30, 2026	516,151	$226.13

Vested and deferred as of June 30, 2026	19,389	$457.71

(1)Performance-based RSUs were granted at target value for 2026.

At June 30, 2026, there was $25.3 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.6 years.
The weighted average of significant inputs and resulting grant date fair values for market-based award grants were as follows:

	Three Months Ended June 30,
	2026	2025
Risk-free interest rate	3.4%	4.2%
Expected volatility	59.4%	40.6%
Simulation term (in years)	2.92 years	2.99 years
Weighted average grant date fair value	$110.74	$417.46
Stock Appreciation Rights. A summary of SARs activity during the six months ended June 30, 2026 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2025	16,616	$1,225.32	$309.52	$—	3.5
Outstanding as of June 30, 2026	16,616	$1,225.32	$309.52	$—	3.0

Exercisable as of June 30, 2026	16,616	$1,225.32	$309.52	$—	3.0
At June 30, 2026, there was no unrecognized compensation expense related to SARs.
13.    INCOME TAXES
The Company’s effective tax benefit rate was 11.1% and 22.0% for the three months ended June 30, 2026 and 2025, respectively, and 9.9% and 24.7% for the six months ended June 30, 2026 and 2025, respectively. The decreases in effective tax benefit rates were due primarily to increases in deferred tax expense resulting from additional valuation allowance recognized in the second quarter of 2026, partially offset by decreases in deferred tax expense resulting from the impairments recognized in the second quarter of 2026.
14.    OTHER INCOME AND EXPENSE
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MBI option fair value adjustment	$(443,960)	$(15,270)	$(457,800)	$(19,940)
Gain on sale of equity investment	—	—	—	3,199
Gain on debt extinguishments	19,861	3,856	29,694	3,856
Gain on sale of fiber-to-the-tower contract rights(1)	1,003	—	27,638	—
Loss on fair value adjustment of equity investment(2)	(7,623)	—	(7,623)	—
Other	(871)	42	(539)	101
Other income (expense), net	$(431,590)	$(11,372)	$(408,630)	$(12,784)

(1)In March 2026, the Company sold certain fiber-to-the-tower contract rights for cash proceeds of $42.0 million. The transaction resulted in a total gain of $27.6 million. Such contracts generated $9.0 million of business data revenues during 2025.
(2)In May 2026, as a result of the Point-Clearwave Fiber Transaction, the Company adjusted the carrying value of its existing equity interest in Point to its fair value implied by the transaction, recognizing a $7.6 million loss.

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
The computation of basic and diluted net loss per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026(1)	2025(1)	2026(1)	2025(1)
Numerator:
Net loss - basic	$(1,164,576)	$(437,976)	$(1,128,802)	$(435,369)
Net loss - diluted	$(1,164,576)	$(437,976)	$(1,128,802)	$(435,369)

Denominator:
Weighted average common shares outstanding - basic	5,698,814	5,636,683	5,692,392	5,635,255
Weighted average common shares outstanding - diluted	5,698,814	5,636,683	5,692,392	5,635,255

Net Loss per Common Share:
Basic	$(204.35)	$(77.70)	$(198.30)	$(77.26)
Diluted	$(204.35)	$(77.70)	$(198.30)	$(77.26)

Supplemental Disclosure:
Anti-dilutive shares from equity-based compensation awards(2)	162,828	126,361	162,828	126,361

(1)Because the Company incurred net losses during the periods presented, diluted loss per common share equals basic net loss per common share for each period.
(2)Represents equity-based compensation awards whose impact is considered to be anti-dilutive under the treasury stock method.

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
As of June 30, 2026, with the exception of debt activity (refer to note 8 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2025 Form 10-K.
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
We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states. As of June 30, 2026, approximately 76% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas. We provided services to approximately 1.0 million residential and business customers out of approximately 2.8 million passings as of June 30, 2026. Of these customers, approximately 968,000 subscribed to data services, 78,000 subscribed to video services and 87,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first six months of 2026, they are residential data (60.7%), business data (15.7%) and residential video (11.3%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
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

Results of Operations
Key Performance Measures Summary
The following tables summarize certain key measures of our results of operations (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$348,926	$381,072	$(32,146)	(8.4)%
Total costs and expenses(1)	$873,843	$870,395	$3,448	0.4%
Loss from operations(1)	$(524,917)	$(489,323)	$(35,594)	7.3%
Net loss(1)	$(1,164,576)	$(437,976)	$(726,600)	165.9%
Cash flows from operating activities	$120,857	$144,942	$(24,085)	(16.6)%
Cash flows from investing activities	$(77,530)	$(74,037)	$(3,493)	4.7%
Cash flows from financing activities	$(42,737)	$(67,117)	$24,380	(36.3)%
Adjusted EBITDA(2)	$173,460	$203,214	$(29,754)	(14.6)%
Capital expenditures	$74,002	$68,374	$5,628	8.2%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$701,883	$761,673	$(59,790)	(7.8)%
Total costs and expenses(1)	$1,140,194	$1,155,321	$(15,127)	(1.3)%
Loss from operations(1)	$(438,311)	$(393,648)	$(44,663)	11.3%
Net loss(1)	$(1,128,802)	$(435,369)	$(693,433)	159.3%
Cash flows from operating activities	$239,077	$261,274	$(22,197)	(8.5)%
Cash flows from investing activities	$(101,435)	$(130,593)	$29,158	(22.3)%
Cash flows from financing activities	$(124,220)	$(131,436)	$7,216	(5.5)%
Adjusted EBITDA(2)	$356,808	$405,927	$(49,119)	(12.1)%
Capital expenditures	$142,426	$139,504	$2,922	2.1%

(1)Amounts for the three and six months ended June 30, 2026 reflect $597.7 million of non-cash asset impairment charges. Refer to the section entitled "Critical Accounting Policies and Estimates — Impairment Assessments" for further information. Amounts for the three and six months ended June 30, 2025 reflect $586.0 million of non-cash asset impairment charges.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of June 30,		Annual Net Gain (Loss)
	2026	2025	Change	% Change
Residential data PSUs	870.0	932.0	(62.0)	(6.6)%
Residential video PSUs	73.5	96.2	(22.8)	(23.7)%
Residential voice PSUs	50.7	62.1	(11.4)	(18.4)%
Total residential PSUs	994.2	1,090.4	(96.2)	(8.8)%

Business data PSUs	98.2	99.3	(1.1)	(1.1)%
Business video PSUs	4.1	6.1	(1.9)	(31.9)%
Business voice PSUs	36.7	37.3	(0.6)	(1.7)%
Total business services PSUs	139.0	142.7	(3.7)	(2.6)%

Total data PSUs	968.2	1,031.3	(63.1)	(6.1)%
Total video PSUs	77.6	102.3	(24.7)	(24.2)%
Total voice PSUs	87.4	99.4	(12.1)	(12.1)%
Total PSUs	1,133.2	1,233.0	(99.8)	(8.1)%

Residential customer relationships	887.4	955.8	(68.4)	(7.2)%
Business customer relationships	105.9	104.7	1.3	1.2%
Total customer relationships	993.3	1,060.5	(67.1)	(6.3)%

Passings(1)	2,847.0	2,870.5	(23.5)	(0.8)%

(1)Passings as of June 30, 2026 reflect certain refinements to the service provider's counting methodology during the first quarter of 2026.

Use of Nonfinancial Metrics and ARPU
We use various nonfinancial metrics to measure, manage and monitor our operating performance on an ongoing basis. Such metrics include PSUs, customer relationships and passings.
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
We believe PSU, customer relationship and passings counts are useful to investors in evaluating our operating performance. Similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measures of PSUs, customer relationships and passings may not be directly comparable to similarly titled measures reported by other companies.
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
Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025
Revenues
Revenues by service offering for the three months ended June 30, 2026 and 2025, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2026		2025		2026 vs. 2025
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$212,604	60.9%	$229,336	60.2%	$(16,732)	(7.3)%
Residential video	38,487	11.0%	48,158	12.6%	(9,671)	(20.1)%
Residential voice	6,266	1.8%	6,733	1.8%	(467)	(6.9)%
Business data	53,597	15.4%	57,385	15.1%	(3,788)	(6.6)%
Business other	14,199	4.1%	16,515	4.3%	(2,316)	(14.0)%
Other	23,773	6.8%	22,945	6.0%	828	3.6%
Total revenues	$348,926	100.0%	$381,072	100.0%	$(32,146)	(8.4)%

ARPU for the indicated service offerings for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Residential data	$80.56	$81.23	$(0.67)	(0.8)%
Residential video	$169.33	$162.52	$6.81	4.2%
Residential voice	$40.05	$35.41	$4.64	13.1%
Business services	$212.75	$234.93	$(22.18)	(9.4)%
Residential data service revenues decreased $16.7 million, or 7.3%, due primarily to a decrease in residential data subscribers.
Residential video service revenues decreased $9.7 million, or 20.1%, due primarily to a decrease in residential video subscribers, partially offset by a rate adjustment enacted in the second half of 2025.
Residential voice service revenues decreased $0.5 million, or 6.9%, due primarily to a decrease in residential voice subscribers.
Business data revenues decreased $3.8 million, or 6.6% due primarily to a decrease in business data subscribers.
Business other revenues decreased $2.3 million, or 14.0%, due primarily to a decrease in business video subscribers.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $98.7 million for the three months ended June 30, 2026 and decreased $3.6 million, or 3.5%, compared to the three months ended June 30, 2025. The decrease in operating expenses was primarily attributable to decreases of $6.7 million in programming and franchise costs as a result of video customer losses and $1.6 million in maintenance costs, partially offset by a $4.3 million increase in software costs. Operating expenses as a percentage of revenues were 28.3% and 26.9% for the three months ended June 30, 2026 and 2025, respectively.
Selling, general and administrative expenses were $87.6 million for the three months ended June 30, 2026 and decreased $4.3 million, or 4.7%, compared to the three months ended June 30, 2025. The decrease in selling, general and administrative expenses was primarily attributable to decreases of $6.1 million in labor and other compensation-related costs and $5.6 million in billing system conversion costs, partially offset by increases of $2.3 million in software costs, $1.3 million in bad debt expense, $1.2 million in marketing costs and $0.9 million in health insurance costs. Selling, general and administrative expenses as a percentage of revenues were 25.1% and 24.1% for the three months ended June 30, 2026 and 2025, respectively.
Depreciation and amortization expense was $81.8 million for the three months ended June 30, 2026 and decreased $4.3 million, or 5.0%, compared to the three months ended June 30, 2025. Depreciation and amortization expense as a percentage of revenues was 23.4% and 22.6% for the three months ended June 30, 2026 and 2025, respectively.
Asset impairments totaled $597.7 million for the three months ended June 30, 2026, consisting of $526.0 million and $71.7 million of non-cash impairments of our indefinite-lived franchise agreements asset and goodwill, respectively. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information. Asset impairments totaled $586.0 million for the three months ended June 30, 2025, consisting of $497.2 million and $88.8 million of non-cash impairments related to our franchise agreements asset and goodwill, respectively.
Interest Expense, Net
Interest expense, net, was $33.7 million for the three months ended June 30, 2026 and decreased $0.2 million, or 0.5%, compared to the three months ended June 30, 2025 due primarily to lower outstanding debt balances, partially offset by a higher average interest rate.
Other Income (Expense), Net
Other expense, net, was $431.6 million for the three months ended June 30, 2026 and consisted primarily of a $444.0 million non-cash loss on fair value adjustment associated with the MBI option and a $7.6 million revaluation loss on our Point equity investment, partially offset by $19.9 million of gains on debt extinguishments. Other expense, net, was $11.4 million for the three months ended June 30, 2025 and consisted primarily of a $15.3 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by $3.9 million of gains on debt extinguishments.

Income Tax Benefit
Income tax benefit was $109.5 million and $117.6 million for the three months ended June 30, 2026 and 2025, respectively, and our effective tax benefit rate was 11.1% and 22.0% for the three months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax benefit rate was due primarily to an increase in deferred tax expense resulting from additional valuation allowance recorded in the second quarter of 2026, partially offset by a decrease in deferred tax expense resulting from impairments recognized in the second quarter of 2026.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $283.9 million for the three months ended June 30, 2026 and consisted primarily of a $349.8 million non-cash impairment to the carrying value of our MBI equity investment, partially offset by a $67.7 million upward revaluation of our Clearwave Fiber investment in connection with the Point-Clearwave Fiber Transaction. Equity method investment loss, net, was $21.0 million for the three months ended June 30, 2025 and consisted primarily of our $22.6 million proportionate share of net loss from our Clearwave Fiber investment, partially offset by our $1.4 million proportionate share of net income from our Nextlink investment.
Net Loss
Net losses were $1.16 billion and $438.0 million for the three months ended June 30, 2026 and 2025, respectively, driven largely by the non-cash impairments and fair value adjustments discussed above.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax, was $6.4 million for the three months ended June 30, 2026 compared to a $10.1 million loss for the three months ended June 30, 2025. The $16.5 million change was due primarily to an increase in forward interest rates during the three months ended June 30, 2026 compared to a decrease in the prior year period.
Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025
Revenues
Revenues by service offering for the six months ended June 30, 2026 and 2025, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Six Months Ended June 30,
	2026		2025		2026 vs. 2025
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$426,174	60.7%	$454,457	59.7%	$(28,283)	(6.2)%
Residential video	79,255	11.3%	98,962	13.0%	(19,707)	(19.9)%
Residential voice	12,775	1.8%	13,777	1.8%	(1,002)	(7.3)%
Business data	109,885	15.7%	114,678	15.1%	(4,793)	(4.2)%
Business other	28,437	4.1%	33,399	4.4%	(4,962)	(14.9)%
Other	45,357	6.5%	46,400	6.1%	(1,043)	(2.2)%
Total revenues	$701,883	100.0%	$761,673	100.0%	$(59,790)	(7.8)%
ARPU for the indicated service offerings for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Residential data	$80.13	$80.09	$0.04	—%
Residential video	$168.06	$161.96	$6.10	3.8%
Residential voice	$39.93	$35.46	$4.47	12.6%
Business services	$215.95	$234.44	$(18.49)	(7.9)%
Residential data service revenues decreased $28.3 million, or 6.2%, due primarily to a decrease in residential data subscribers.

Residential video service revenues decreased $19.7 million, or 19.9%, due primarily to a decrease in residential video subscribers, partially offset by rate adjustments enacted during 2025.
Residential voice service revenues decreased $1.0 million, or 7.3%, due primarily to a decrease in residential voice subscribers.
Business data revenues decreased $4.8 million, or 4.2%, due primarily to a decrease in business data subscribers.
Business other revenues decreased $5.0 million, or 14.9%, due primarily to a decrease in business video subscribers.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $192.6 million for the six months ended June 30, 2026 and decreased $9.6 million, or 4.7%, compared to the six months ended June 30, 2025. The decrease in operating expenses was primarily attributable to decreases of $13.5 million in programming and franchise costs as a result of video customer losses, $2.0 million in health insurance costs and $1.1 million in professional fees, partially offset by increases of $6.1 million in software costs and $2.4 million in labor and other compensation-related costs. Operating expenses as a percentage of revenues were 27.4% and 26.5% for the six months ended June 30, 2026 and 2025, respectively.
Selling, general and administrative expenses were $174.8 million for the six months ended June 30, 2026 and decreased $12.6 million, or 6.7%, compared to the six months ended June 30, 2025. The decrease in selling, general, and administrative expenses was primarily attributable to decreases of $9.9 million in labor and other compensation-related costs, $9.2 million in billing system conversion costs and $2.1 million in health insurance costs, partially offset by increases of $3.7 million in software costs, $1.6 million in bad debt expense and $1.4 million in marketing costs. Selling, general and administrative expenses as a percentage of revenues were 24.9% and 24.6% for the six months ended June 30, 2026 and 2025, respectively.
Depreciation and amortization expense was $164.3 million for the six months ended June 30, 2026 and decreased $7.3 million, or 4.3%, compared to the six months ended June 30, 2025. Depreciation and amortization expense as a percentage of revenues was 23.4% and 22.5% for the six months ended June 30, 2026 and 2025, respectively.
Asset impairments totaled $597.7 million for the six months ended June 30, 2026, consisting of $526.0 million and $71.7 million of non-cash impairments of our indefinite-lived franchise agreements asset and goodwill, respectively. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information. Asset impairments totaled $586.0 million for the six months ended June 30, 2025, consisting of $497.2 million and $88.8 million of non-cash impairments related to our franchise agreements asset and goodwill, respectively.
Interest Expense, Net
Interest expense, net, was $64.0 million for the six months ended June 30, 2026 and decreased $4.4 million, or 6.4%, compared to the six months ended June 30, 2025 due primarily to lower outstanding debt balances, partially offset by a higher average interest rate.
Other Income (Expense), Net
Other expense, net, was $408.6 million for the six months ended June 30, 2026 and consisted primarily of a $457.8 million non-cash loss on fair value adjustment associated with the MBI option and a $7.6 million revaluation loss on our Point equity investment, partially offset by a $27.6 million gain on sale of fiber-to-the-tower contract rights and $29.7 million of gains on debt extinguishments. Other expense, net, was $12.8 million for the six months ended June 30, 2025 and consisted primarily of a $19.9 million non-cash loss on fair value adjustment associated with the MBI Net Option, partially offset by $3.9 million of gains on debt extinguishments and a $3.2 million gain on sale of an equity investment.
Income Tax Benefit
Income tax benefit was $90.1 million and $117.4 million for the six months ended June 30, 2026 and 2025, respectively, and our effective tax benefit rate was 9.9% and 24.7% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax benefit rate was due primarily to an increase in deferred tax expense resulting from additional valuation allowance recorded in the second quarter of 2026, partially offset by a decrease in deferred tax expense resulting from impairments recognized in the second quarter of 2026.

Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $308.0 million for the six months ended June 30, 2026 and consisted primarily of a $349.8 million non-cash impairment to the carrying value of our MBI equity investment and our $24.1 million proportionate share of Clearwave Fiber's net loss, partially offset by a $67.7 million upward revaluation of our Clearwave Fiber investment in connection with the Point-Clearwave Fiber Transaction. Equity method investment loss, net, was $77.9 million for the six months ended June 30, 2025 and consisted of our $77.5 million and $3.3 million proportionate share of net losses from our Clearwave Fiber and MBI investments, respectively, partially offset by our $2.9 million proportionate share of net income from our Nextlink investment.
Net Loss
Net losses were $1.13 billion and $435.4 million for the six months ended June 30, 2026 and 2025, respectively, driven largely by the non-cash impairments and fair value adjustments discussed above.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax, was $10.5 million for the six months ended June 30, 2026 compared to a $25.1 million loss for the six months ended June 30, 2025. The $35.6 million change was due primarily to an increase in forward interest rates during the six months ended June 30, 2026 compared to a decrease in the prior year period.
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
Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, net equity method investment (income) loss, asset impairments, executive search and transition costs, MBI integration costs, net other (income) expense and any special items, as applicable, provided in the reconciliation tables below. Executive search and transition costs consist of expenses incurred in connection with changes in executive leadership, including make-whole payment, severance and other separation benefits and costs related to executive search and onboarding. MBI integration costs consist of expenses for planning and implementing system conversion, rebranding, employee-related costs (including severance and retention) and other professional fees incurred in connection with the integration of MBI. These costs are associated with discrete events and are incremental to normal, recurring operating expenses and as such, are excluded from Adjusted EBITDA. Adjusted EBITDA eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net loss	$(1,164,576)	$(437,976)	$(726,600)	165.9%

Plus: Interest expense, net	33,737	33,905	(168)	(0.5)%
Income tax benefit	(109,521)	(117,575)	8,054	(6.9)%
Depreciation and amortization	81,781	86,118	(4,337)	(5.0)%
Equity-based compensation	5,014	10,048	(5,034)	(50.1)%
Severance and contract termination costs	2,962	—	2,962	NM
Acquisition-related costs	447	95	352	NM
(Gain) loss on asset sales and disposals, net	7,973	3,908	4,065	104.0%
System conversion costs	191	6,183	(5,992)	(96.9)%
Equity method investment (income) loss, net	283,853	20,951	262,902	NM
Asset impairments	597,715	586,017	11,698	2.0%
Executive search and transition costs	190	168	22	13.1%
MBI integration costs	2,104	—	2,104	NM
Other (income) expense, net	431,590	11,372	420,218	NM
Adjusted EBITDA	$173,460	$203,214	$(29,754)	(14.6)%

NM = Not meaningful.

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net loss	$(1,128,802)	$(435,369)	$(693,433)	159.3%

Plus: Interest expense, net	64,006	68,368	(4,362)	(6.4)%
Income tax benefit	(90,100)	(117,372)	27,272	(23.2)%
Depreciation and amortization	164,275	171,583	(7,308)	(4.3)%
Equity-based compensation	12,577	21,359	(8,782)	(41.1)%
Severance and contract termination costs	2,962	328	2,634	NM
Acquisition-related costs	2,092	1,528	564	36.9%
(Gain) loss on asset sales and disposals, net	10,759	8,104	2,655	32.8%
System conversion costs	819	10,488	(9,669)	(92.2)%
Equity method investment (income) loss, net	307,955	77,941	230,014	NM
Asset impairments	597,715	586,017	11,698	2.0%
Executive search and transition costs	1,095	168	927	NM
MBI integration costs	2,825	—	2,825	NM
Other (income) expense, net	408,630	12,784	395,846	NM
Adjusted EBITDA	$356,808	$405,927	$(49,119)	(12.1)%

NM = Not meaningful.

Financial Condition: Liquidity and Capital Resources
Liquidity
Our primary funding requirements are for our ongoing operations, capital expenditures, the MBI acquisition (discussed below), potential acquisitions and strategic investments, debt repayment and share repurchases. We believe that our existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements that are expected to arise over the next 12 months. However, our ability to utilize those funding sources to fund ongoing operations, make capital expenditures, complete the MBI acquisition, make future acquisitions and strategic investments, repay debt and make share repurchases depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
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
In December 2024, we amended our agreement with MBI, to, among other things, (i) reinstate the expired call option to acquire the Call Option; (ii) amend the put option to establish the Put Option; (iii) require us to make the Upfront Payment, which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the New MBI Debt. The Put Price payable by us upon the closing of the Put Option exercise is calculated under a formula based on a multiple of MBI’s adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt will reduce the Put Price payable upon the closing of the Put Option exercise and the impact of the New MBI Debt (and the associated interest and fees) will be excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. Further, if the closing of the Put Option exercise occurs prior to October 1, 2026, the Put Price payable will be discounted, from October 1, 2026 to the closing, at a per annum rate of 12%. The Put Option was exercised on January 2, 2026 and the terms of the Put Option contemplate that the transaction will close on or before October 1, 2026. We may fund the Put Price with a combination of cash resources and indebtedness, and we are actively exploring potential financing options. Further, we are analyzing strategic options available to us, including raising additional funds, amending existing debt agreements, among other financing transactions.
In June 2026, we commenced an offer (the “MBI Term Loan Exchange Offer”) to the term lenders under MBI’s credit agreement to exchange their MBI term loans for a combination of cash and new debt of the Company. As of the expiration of the MBI Term Loan Exchange Offer, we received irrevocable lender acceptances from MBI lenders holding approximately 34% of all outstanding MBI term loans. Although no final determination has been made, we currently expect to exercise our right not to consummate the MBI Term Loan Exchange Offer and will continue to explore all potential options at our discretion.
The following tables summarize select operating and financial metrics for MBI (dollar amounts in thousands):

	As of June 30,
	2026	2025	Change	% Change
Total data PSUs	200,384	212,836	(12,452)	(5.9)%

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Residential data revenues	40,623	45,629	(5,006)	(11.0)%
Total residential revenues	52,556	58,690	(6,134)	(10.5)%
Total business services revenues	19,432	18,824	608	3.2%
Total revenues	71,988	77,514	(5,526)	(7.1)%
Operating expenses(1)	36,446	31,696	4,750	15.0%
Capital expenditures	20,261	15,782	4,479	28.4%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Residential data revenues	82,530	91,537	(9,007)	(9.8)%
Total residential revenues	106,701	118,389	(11,688)	(9.9)%
Total business services revenues	38,288	37,464	824	2.2%
Total revenues	144,989	155,853	(10,864)	(7.0)%
Operating expenses(1)	72,401	67,187	5,214	7.8%
Capital expenditures	37,223	35,571	1,652	4.6%

(1)Excludes depreciation and amortization expense and gain on disposal of assets.
The amounts within the tables above are derived from financial information obtained from MBI. The accounting and reporting methodologies used by MBI when determining the amounts above may differ from the accounting and reporting methodologies used by us when determining the comparable figures for our company. MBI's accounting and reporting methodologies will be aligned with ours after the acquisition is completed.
Based on currently available information and the expected closing of October 1, 2026, (i) the Put Price payable by us for the equity interests of MBI that we do not already own will be approximately $480 million; and (ii) we estimate that MBI’s total net indebtedness that will be outstanding at the time it becomes a wholly-owned subsidiary will be approximately $920 million (in the form of term loans maturing in November 2027). This estimate of MBI's total indebtedness is based on MBI's preliminary financial information, past performance and current forecasts and is subject to numerous assumptions and risks including, without limitation, factors that could impact MBI, such as competition, economic conditions, operating performance and other factors described under “Cautionary Statement Regarding Forward-Looking Statements.” Should the underlying assumptions prove incorrect, or if any of those risks materialize, the amount of MBI’s total net indebtedness outstanding at that time may differ from the estimated range described above.
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
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$239,077	$261,274	$(22,197)	(8.5)%
Net cash used in investing activities	(101,435)	(130,593)	29,158	(22.3)%
Net cash used in financing activities	(124,220)	(131,436)	7,216	(5.5)%
Change in cash and cash equivalents	13,422	(755)	14,177	NM
Cash and cash equivalents, beginning of period	152,769	153,631	(862)	(0.6)%
Cash and cash equivalents, end of period	$166,191	$152,876	$13,315	8.7%

NM = Not meaningful
The $22.2 million year-over-year decrease in net cash provided by operating activities was primarily attributable to a decrease in Adjusted EBITDA, partially offset by favorable changes in working capital.
The $29.2 million year-over-year decrease in net cash used in investing activities was due primarily to $42.0 million of proceeds received from the sale of fiber-to-the-tower contract rights during the first quarter of 2026, partially offset by a $9.6 million reduction in proceeds from sales of equity investments.
The $7.2 million year-over-year decrease in net cash used in financing activities was due primarily to a $17.2 million dividend payment in the prior year that did not recur, partially offset by an $11.4 million increase in net debt repayments.

On May 20, 2022, the Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and we may opportunistically and prudently consider buying back shares under our remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since we first became publicly traded in 2015 through June 30, 2026, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We did not repurchase any shares during the six months ended June 30, 2026 or 2025.
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
During the six months ended June 30, 2026, we borrowed $575.0 million under the Revolving Credit Facility to fund the repayment in full of the 2026 Notes on the final maturity date thereof and subsequently repaid $25.0 million of such borrowings. Also during the three and six months ended June 30, 2026, we paid $11.0 million and $37.2 million to retire $12.8 million and $40.2 million of the outstanding principal of the Term Loan B-4, recognizing $1.7 million and $2.8 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss), respectively.
As of June 30, 2026, we had $550.0 million of borrowings outstanding under the Revolving Credit Facility that bore interest at a rate of 5.5% per annum, and $700.0 million of available borrowing capacity under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of June 30, 2026. A summary of our outstanding term loans as of June 30, 2026 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$231,875	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	5.99%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	729,863	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	5.99%
Term Loan B-4	5/3/2021	800,000	1.0%	696,094	5/3/2028	683,271	SOFR + 11.4 bps	2.00%	5.76%
Total		$1,825,000		$1,657,832		$1,611,716

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

During the three and six months ended June 30, 2026, we repurchased $45.6 million and $79.4 million aggregate principal amount of outstanding Senior Notes for $27.2 million and $51.9 million, recognizing $18.2 million and $26.9 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss), respectively.
Convertible Notes
In March 2021, we completed the Convertible Notes offering of $575.0 million aggregate principal amount of 2026 Notes and $345.0 million aggregate principal amount of 2028 Notes. The Convertible Notes are senior unsecured obligations of ours and are guaranteed by our wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities or that guarantee certain of our Notes in an aggregate principal amount in excess of $250.0 million. The 2026 Notes did not bear regular interest, and the principal amount of the 2026 Notes did not accrete. The 2028 Notes bear interest at a rate of 1.125% per annum. Interest on the 2028 Notes is payable semiannually in arrears on March 15th and September 15th of each year, beginning on September 15, 2021, unless earlier repurchased, converted or redeemed. The 2026 Notes matured on March 15, 2026 and were repaid in full with borrowings under the Revolving Credit Facility, and the 2028 Notes are scheduled to mature on March 15, 2028. The initial conversion rate of the 2028 Notes is 0.4394 shares of our common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of $2,275.83 per share of common stock). The initial conversion price of the 2028 Notes represents a premium of 25.0% over the last reported sale price of $1,820.83 per share of our common stock on March 2, 2021. The 2028 Notes are convertible at the option of the holders. The method of conversion into cash, shares of our common stock or a combination thereof is at our election.
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving Credit Facility portion:
Other noncurrent assets	$2,020	$4,030
Term loans and Notes portion:
Long-term debt (contra account)	10,968	14,416
Total	$12,988	$18,446
We recorded debt issuance cost amortization of $1.2 million for both the three months ended June 30, 2026 and 2025 and $3.3 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The unamortized debt discount associated with the Convertible Notes was $2.2 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively. We recorded debt discount amortization of $0.3 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
We have entered into a separate letter of credit agreement which provides for an additional $75.0 million of letter of credit issuing capacity, of which $9.8 million was utilized as of June 30, 2026.
We were in compliance with all debt covenants as of June 30, 2026.
We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $3.1 million and $5.2 million on interest rate swaps during the three months ended June 30, 2026 and 2025, respectively, and $6.3 million and $10.3 million for the six months ended June 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
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
Our capital expenditures by category for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer premise equipment(1)	$20,210	$11,104	$39,760	$27,673
Commercial(2)	3,463	5,499	6,432	10,676
Scalable infrastructure(3)	7,110	7,211	14,389	16,393
Line extensions(4)	13,447	17,366	27,786	31,887
Upgrade/rebuild(5)	5,449	4,261	9,633	7,660
Support capital(6)	24,323	22,933	44,426	45,215
Total	$74,002	$68,374	$142,426	$139,504

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
Contractual Obligations and Contingent Commitments
As of June 30, 2026, with the exception of debt activity (refer to note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2025 Form 10-K.
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

Impairment Assessments
During the second quarter of 2026, we determined that a triggering event had occurred that required interim impairment assessments of our indefinite-lived intangible assets and goodwill as a result of the decline in the price of our common stock during the three months ended June 30, 2026.
We performed a qualitative assessment of events and changes in circumstances that occurred since the last impairment assessments of our long-lived assets, consisting primarily of our finite-lived customer relationship intangible assets and property, plant and equipment. Based on such results, and given the accelerated basis on which nearly all of our customer relationship assets are amortized, as well as the use of undiscounted versus discounted cash flows, we concluded that none of our long-lived assets were impaired as of June 30, 2026.
We performed a quantitative impairment assessment of our indefinite-lived franchise agreements intangible asset as of June 30, 2026 and determined that the fair value of such asset was less than its existing $1.61 billion carrying value, resulting in a non-cash impairment charge of $526.0 million. The decline in fair value was a result of reduced estimated future cash flows due to increased competition in certain of our markets. Fair value was determined using the multi-period excess earnings method of the income approach whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate. A 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $116 million, while a 100 basis point decrease would increase fair value by $194 million.
We also performed a quantitative goodwill impairment assessment as of June 30, 2026 and determined that, after making the adjustments for the asset impairment discussed above, the implied fair value of goodwill was below its existing $840.8 million carrying value, resulting in a non-cash impairment charge of $71.7 million. Fair value was determined using i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate and ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples. A 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $150 million, while a 100 basis point decrease would increase fair value by $183 million. A 1.0x change in selected multiple would change the resulting fair value by $332 million. After the impairment, the implied control premium on the Company's enterprise value was between 15% and 20%, which is consistent with market transactions and companies with similar capitalization profiles.
We may record additional impairments in future periods should estimated future cash flows decline, discount rates increase and/or our stock price continues to decline, indicating fair values may have fallen below carrying values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates, which could materially impact the determination of fair value or impairment, or both.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from changes in market rates and prices. There have been no material changes to the market risk disclosures described in the 2025 Form 10-K other than as set forth below.
The 2026 Notes matured on March 15, 2026 and were repaid using proceeds from borrowings under the Revolving Credit Facility, which matures in February 2028. As of June 30, 2026, we had $502.6 million and $345.0 million aggregate principal amount of the Senior Notes and 2028 Notes, respectively, outstanding. The Senior Notes and 2028 Notes are based on fixed rates and changes in interest rates could impact the fair market value of such notes. As of June 30, 2026, the fair market values of the Senior Notes and 2028 Notes were $270.2 million and $224.3 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out an evaluation as of June 30, 2026 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended June 30, 2026 were as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	—	$—	—	$143,104
May 1, 2026 to May 31, 2026	—	$—	—	$143,104
June 1, 2026 to June 30, 2026	—	$—	—	$143,104
Total	—	$—	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) under the Share Repurchase Program, which was announced on May 23, 2022. The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of June 30, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Cable One, Inc. 2026 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B of the Definitive Proxy Statement on Form DEF 14A of Cable One, Inc. filed on April 7, 2026).+

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement for annual equity grants beginning in 2026.*+

10.3	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants in lieu of annual cash fees beginning in 2026.*+

10.4
Kenneth E. Johnson Transition Agreement and General Release of Claims dated April 20, 2026 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Cable One, Inc. filed on April 23, 2026).+

10.5
Exchange Offer Notice, dated as of June 22, 2026, relating to the MBI Term Loan Exchange Offer (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Cable One, Inc. filed on June 22, 2026).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: August 6, 2026

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: August 6, 2026