Form 10-Q
period 2026-09-30
Cable One, Inc.
filed 2026-11-05
CIK 1632127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of October 30, 2026
Common stock, par value $0.01	5,680,440

CABLE ONE, INC.
FORM 10-Q
References herein to “Cable One,” “us,” “our,” “we” or the “Company” refer to Cable One, Inc., together with its wholly owned subsidiaries.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business, strategy, technologies, acquisitions and strategic investments, market expansion plans, dividend policy, capital allocation, financing strategy, the acquisition of the equity interests of Mega Broadband Investments Holdings LLC (“MBI”) that we do not already own, the substantial indebtedness of MBI scheduled to mature in November 2027 and our and MBI's financial results and financial condition. Forward-looking statements often include words such as “will,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulation, economic, strategic, political and social conditions and the following factors, which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “2025 Form 10-K”) and in this Quarterly Report on Form 10-Q:
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
•risks relating to existing or future acquisitions and strategic investments by us, including risks associated with the acquisition of MBI;
•risks relating to existing or future litigation regarding our acquisition of the equity interests in MBI that we do not currently own, including the litigation initiated by CoBank, ACB ("CoBank") on October 9, 2026;
•risks relating to entering into definitive agreements for contemplated financing transactions on the terms described or at all;
•risks relating to our intention to hold MBI separate from the balance of our operations if and following the time we own the entirety of MBI;
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
•our ability to pay dividends;
•our sustained reduced stock price;
•our ability to comply with the continued listing standards of the New York Stock Exchange and the consequences any delisting would have on our convertible indebtedness;
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

PART I: FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CABLE ONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except par values)	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$674,751	$152,769
Accounts receivable, net	54,644	58,578
Prepaid and other current assets	74,488	95,238
Total Current Assets	803,883	306,585
Equity investments	264,335	613,841
Property, plant and equipment, net	1,790,700	1,784,201
Intangible assets, net	1,234,911	1,974,359
Goodwill	516,057	840,826
Other noncurrent assets	98,224	68,541
Total Assets	$4,708,110	$5,588,353

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$128,362	$143,058
MBI option liability	478,851	—
Deferred revenue	16,434	22,731
Current portion of long-term debt	18,000	593,535
Total Current Liabilities	641,647	759,324
Long-term debt	3,524,096	2,600,392
Deferred income taxes	593,094	769,924
Other noncurrent liabilities	35,595	25,075
Total Liabilities	4,794,432	4,154,715

Commitments and contingencies (refer to note 16)

Stockholders' Equity (Deficit):
Preferred stock ($0.01 par value; 4,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 6,175,399 shares issued; and 5,679,997 and 5,635,219 shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	62	62
Additional paid-in capital	699,264	681,866
Retained earnings (accumulated deficit)	(226,088)	1,334,553
Accumulated other comprehensive income (loss)	43,760	19,450
Treasury stock, at cost (495,402 and 540,180 shares held as of September 30, 2026 and December 31, 2025, respectively)	(603,320)	(602,293)
Total Stockholders' Equity (Deficit)	(86,322)	1,433,638
Total Liabilities and Stockholders' Equity (Deficit)	$4,708,110	$5,588,353
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Revenues	$332,153	$376,012	$1,034,037	$1,137,684
Costs and Expenses:
Operating (excluding depreciation and amortization)	98,699	96,038	291,308	298,242
Selling, general and administrative	82,297	100,835	257,133	288,248
Depreciation and amortization	81,010	83,347	245,286	254,930
(Gain) loss on asset sales and disposals, net	1,034	1,066	11,793	9,171
Asset impairments	412,054	—	1,009,769	586,017
Total Costs and Expenses	675,094	281,286	1,815,289	1,436,608
Income (loss) from operations	(342,941)	94,726	(781,252)	(298,924)
Interest expense, net	(34,648)	(32,019)	(98,653)	(100,386)
Other income (expense), net	(66,975)	71,809	(475,605)	59,026
Income (loss) before income taxes and equity method investment income (loss), net	(444,564)	134,516	(1,355,510)	(340,284)
Income tax (provision) benefit	47,198	(25,762)	137,297	91,610
Income (loss) before equity method investment income (loss), net	(397,366)	108,754	(1,218,213)	(248,674)
Equity method investment income (loss), net	(34,473)	(22,222)	(342,428)	(100,163)
Net income (loss)	$(431,839)	$86,532	$(1,560,641)	$(348,837)

Net Income (Loss) per Common Share:
Basic	$(75.66)	$15.33	$(273.91)	$(61.87)
Diluted	$(75.66)	$14.52	$(273.91)	$(61.87)
Weighted Average Common Shares Outstanding:
Basic	5,707,739	5,642,948	5,697,564	5,637,847
Diluted	5,707,739	6,068,638	5,697,564	5,637,847

Unrealized gain (loss) on cash flow hedges and other, net of tax	$13,795	$(3,093)	$24,310	$(28,187)
Comprehensive income (loss)	$(418,044)	$83,439	$(1,536,331)	$(377,024)
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity (Deficit)
(dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2026	5,673,367	$62	$693,870	$205,751	$29,965	$(603,263)	$326,385
Net loss	—	—	—	(431,839)	—	—	(431,839)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	13,795	—	13,795
Stock-settled equity-based compensation	—	—	5,394	—	—	—	5,394
Issuance of equity awards, net of forfeitures	6,630	—	—	—	—	—	—
Withholding tax for equity awards	—	—	—	—	—	(57)	(57)
Balance at September 30, 2026	5,679,997	$62	$699,264	$(226,088)	$43,760	$(603,320)	$(86,322)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at June 30, 2025	5,628,764	$62	$660,647	$1,255,643	$23,006	$(601,964)	$1,337,394
Net income	—	—	—	86,532	—	—	86,532
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(3,093)	—	(3,093)
Equity-based compensation	—	—	11,280	—	—	—	11,280
Issuance of equity awards, net of forfeitures	6,285	—	—	—	—	—	—
Withholding tax for equity awards	(6)	—	—	—	—	(317)	(317)
Balance at September 30, 2025	5,635,043	$62	$671,927	$1,342,175	$19,913	$(602,281)	$1,431,796
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity (Deficit)
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2025	5,635,219	$62	$681,866	$1,334,553	$19,450	$(602,293)	$1,433,638
Net loss	—	—	—	(1,560,641)	—	—	(1,560,641)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	24,310	—	24,310
Stock-settled equity-based compensation	—	—	17,398	—	—	—	17,398
Issuance of equity awards, net of forfeitures	44,907	—	—	—	—	—	—
Withholding tax for equity awards	(129)	—	—	—	—	(1,027)	(1,027)
Balance at September 30, 2026	5,679,997	$62	$699,264	$(226,088)	$43,760	$(603,320)	$(86,322)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders’ Equity
(dollars in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	5,619,365	$62	$639,288	$1,708,244	$48,100	$(599,662)	$1,796,032
Net loss	—	—	—	(348,837)	—	—	(348,837)
Unrealized gain (loss) on cash flow hedges and other, net of tax	—	—	—	—	(28,187)	—	(28,187)
Equity-based compensation	—	—	32,639	—	—	—	32,639
Issuance of equity awards, net of forfeitures	17,207	—	—	—	—	—	—
Withholding tax for equity awards	(1,529)	—	—	—	—	(2,619)	(2,619)
Dividends paid to stockholders ($2.95 per common share)	—	—	—	(17,232)	—	—	(17,232)
Balance at September 30, 2025	5,635,043	$62	$671,927	$1,342,175	$19,913	$(602,281)	$1,431,796
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(1,560,641)	$(348,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	245,286	254,930
Amortization of debt discount and issuance costs	6,079	6,915
Equity-based compensation	17,620	32,639
Gain on debt extinguishments	(29,694)	(7,012)
Change in deferred income taxes	(184,720)	(137,903)
(Gain) loss on asset sales and disposals, net	11,793	9,171
Gain on sales of equity investments	—	(70,552)
Gain on sale of fiber-to-the-tower contract rights	(27,638)	—
Equity method investment (income) loss, net	342,428	100,163
Fair value adjustments	518,452	17,857
Asset impairments	1,009,769	586,017
Changes in operating assets and liabilities:
Accounts receivable, net	2,028	(2,692)
Prepaid and other current assets	683	(11,708)
Accounts payable and accrued liabilities	(17,098)	(804)
Deferred revenue	(5,266)	(4,792)
Other	2,633	(5,599)
Net cash provided by operating activities	331,714	417,793

Cash flows from investing activities:
Capital expenditures	(220,338)	(211,269)
Change in accrued expenses related to capital expenditures	2,372	(1,666)
Proceeds from sales of property, plant and equipment	2,098	514
Proceeds from sales of equity investments	1,112	133,944
Proceeds from sale of fiber-to-the-tower contract rights	42,000	—
Net cash used in investing activities	(172,756)	(78,477)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	1,275,000	—
Payment of debt issuance costs	(7,937)	—
Debt repayments	(903,012)	(306,447)
Payment of withholding tax for equity awards	(1,027)	(2,619)
Dividends paid to stockholders	—	(17,232)
Net cash provided by (used in) financing activities	363,024	(326,298)

Change in cash and cash equivalents	521,982	13,018
Cash and cash equivalents, beginning of period	152,769	153,631
Cash and cash equivalents, end of period	$674,751	$166,649

Supplemental cash flow disclosures:
Cash paid for interest, net of capitalized interest	$99,843	$101,729
Cash paid for income taxes, net of refunds received	$14,902	$46,178
See accompanying notes to the condensed consolidated financial statements.

CABLE ONE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business. Cable One, Inc., together with its wholly owned subsidiaries (collectively, “Cable One” or the “Company”), is a fully integrated provider of data, video and voice services to residential and business subscribers in 24 Western, Midwestern and Southern U.S. states as of September 30, 2026.
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
Segment Reporting. Accounting Standards Codification 280 - Segment Reporting requires the disclosure of factors used to identify an entity’s reportable segments. Based on the Company’s chief operating decision maker’s (“CODM”) review and assessment of the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is its reportable segment, under this organizational and reporting structure as of September 30, 2026.
Liquidity. The Company's primary funding requirements are for its ongoing operations, capital expenditures, the MBI Acquisition (discussed and defined in note 5) and debt repayment. The Company believes that its existing cash balances, its Senior Credit Facilities (described and defined in note 8) and operating cash flows will provide adequate support for these funding requirements that are expected to arise within 12 months from the filing of this Quarterly Report on Form 10-Q. If the MBI acquisition is consummated, MBI's $22.0 million of outstanding borrowings under a revolving credit facility will come due August 2027. Beyond the next 12 months, additional significant amounts of indebtedness will come due at varying times over the subsequent 12-month period, namely: (i) if the MBI Acquisition is consummated, MBI’s $916.2 million of outstanding term loans maturing on November 12, 2027, (ii) the Company's $1.25 billion revolving credit facility maturing in February 2028 (of which $1.05 billion was drawn and outstanding as of September 30, 2026), (iii) the Company's $345.0 million of 1.125% convertible notes due 2028 maturing in March 2028 and (iv) the Company's $694.3 million of outstanding Term Loan B-4 maturing in May 2028. The Company's existing sources of liquidity and cash flows from operations will be insufficient to repay the debt described above on the applicable maturity dates. The Company's ability to address these forthcoming debt maturities primarily will depend on its ability to consummate one or more financing transactions and/or to extend the maturity date of the relevant debt through a consensual amendment and extension transaction with the relevant holders of the debt, which transactions are not entirely in its control. The Company has been and continues to be engaged in discussions to raise capital and address certain of its debt maturities. However, the Company can make no assurances that it will be able to consummate any financing transactions. While the Company was in compliance with its financial covenants as of September 30, 2026, and expects to remain in compliance for the next 12 months, it may not be able to maintain compliance if operating performance deteriorates or market conditions worsen, particularly if it does not consummate any financing transactions. If the Company breaches a financial covenant and is unable to obtain an amendment or waiver from the applicable lenders or bondholders, the breach could result in an event of default under the terms of its indebtedness and permit its creditors to accelerate repayment of such debt and potentially trigger acceleration of other debt under applicable cross-default or cross-acceleration provisions. If the Company becomes obligated to close the MBI Acquisition and is unable to address its forthcoming debt maturities, it is possible that the Company will not consummate the MBI Acquisition, which could result in a breach under the purchase agreement for the MBI Acquisition and MBI’s limited liability company agreement. In that event, the Company could become subject to claims by other members of MBI seeking monetary damages and/or specific performance of the Company's obligations under the purchase agreement for the MBI Acquisition, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.
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
2.    SEGMENT REPORTING
Based on the way the Company’s CODM, who is the Company’s Chief Executive Officer ("CEO"), reviews and assesses the Company’s operations for purposes of performance monitoring and resource allocation, the Company determined that its operations, including the decisions to allocate resources and deploy capital, are organized and managed on a consolidated basis. Accordingly, management has identified one operating segment, which is the Company's reportable segment, under this organizational and reporting structure as of September 30, 2026.
The Company's consolidated net income (loss) is the GAAP measure of profit or loss which is used by the CODM to allocate resources and assess performance on a monthly basis. Such measure is compared against prior periods to identify, assess and respond to trends.
The following table includes the significant expense categories and amounts that are regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$332,153	$376,012	$1,034,037	$1,137,684

Less: Significant expenses:
Direct product costs	(38,896)	(42,595)	(120,980)	(137,665)
Labor costs	(55,021)	(60,663)	(171,148)	(183,042)

Other items(1)	(670,075)	(186,222)	(2,302,550)	(1,165,814)

Net income (loss)	$(431,839)	$86,532	$(1,560,641)	$(348,837)

(1)Includes other operating costs (such as marketing, software and maintenance expenses), depreciation and amortization, net gain (loss) on asset sales and disposals, asset impairments, net interest expense, net other income (expense), income tax (expense) benefit, net equity method investment income (loss) and certain other non-cash, non-core and/or non-recurring costs. Amounts for the three months ended September 30, 2026 and 2025 include interest expense of $39.4 million and $36.3 million, respectively, and interest and investment income of $4.7 million and $4.3 million, respectively. Amounts for the nine months ended September 30, 2026 and 2025 include interest expense of $111.0 million and $112.6 million, respectively, and interest and investment income of $12.3 million and $12.2 million, respectively.
Given the Company operates as a single reportable segment, segment assets are equal to total assets within the Company's condensed consolidated balance sheets.

3.    REVENUES
Revenues by product line and deferred commission amortization were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Residential:
Data	$204,075	$227,599	$630,250	$682,056
Video	35,659	44,971	114,914	143,933
Voice	5,912	6,692	18,686	20,470
Business:
Data	53,626	57,486	163,511	172,164
Other	13,290	15,117	41,727	48,515
Other	19,591	24,147	64,949	70,546
Total revenues	$332,153	$376,012	$1,034,037	$1,137,684

Deferred commission amortization	$2,359	$1,794	$6,503	$5,228
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
Current deferred revenue liabilities consist of refundable customer prepayments, up-front charges and installation fees. Of the $22.7 million of current deferred revenue at December 31, 2025, $21.8 million was recognized during the nine months ended September 30, 2026. Of the $27.9 million of current deferred revenue at December 31, 2024, $26.5 million was recognized during the nine months ended September 30, 2025. Noncurrent deferred revenue liabilities consist of up-front charges and installation fees from business customers. A significant portion of the Company's revenues are derived from customers with month-to-month subscriptions who may cancel at any time without penalty. As such, the amount of deferred revenue is not necessarily indicative of the future revenue to be recognized from the Company's existing customers.

4.    OPERATING ASSETS AND LIABILITIES
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade receivables	$49,892	$45,712
Other receivables(1)	8,296	16,013
Less: Allowance for credit losses	(3,544)	(3,147)
Total accounts receivable, net	$54,644	$58,578

(1)The balance as of December 31, 2025 includes $3.3 million of receivables from the federal government under the Secure and Trusted Communications Networks Reimbursement Program and $1.6 million due from Clearwave Fiber LLC, a former joint venture among the Company and certain unaffiliated third-party investors (“Clearwave Fiber”), for services provided by the Company under a transition services agreement.
The changes in the allowance for credit losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$3,254	$2,888	$3,147	$2,920
Additions - charged to costs and expenses	3,909	3,244	8,449	6,159
Deductions - write-offs	(4,445)	(4,917)	(10,436)	(10,245)
Recoveries collected	826	425	2,384	2,806
Ending balance	$3,544	$1,640	$3,544	$1,640
Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid repairs and maintenance	$3,919	$6,373
Software implementation costs	4,049	3,649
Prepaid insurance	5,414	3,757
Prepaid rent	4,949	2,410
Prepaid software	13,184	9,658
Deferred commissions	9,250	7,101
Interest rate swap asset	21,535	9,240
Prepaid income tax payments	—	17,854
MBI Net Option(1)	—	31,830
All other current assets	12,188	3,366
Total prepaid and other current assets	$74,488	$95,238

(1)Balance as of December 31, 2025 represents the net value of the Company's Call Option and Put Option associated with the remaining equity interests of MBI, consisting of assets of $31.8 million and $0, respectively. The carrying value of the MBI option has been reclassified to current liabilities and presented as a separate line item within the condensed consolidated balance sheets as of September 30, 2026. Refer to notes 5 and 10 for definitions of all capitalized terms and further information on these instruments.

Other noncurrent assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$8,025	$7,087
Deferred commissions	23,057	15,496
Software implementation costs	10,258	12,714
Debt issuance costs	1,730	4,030
Debt investment	2,616	2,504
Interest rate swap asset	35,852	15,947
All other noncurrent assets	16,686	10,763
Total other noncurrent assets	$98,224	$68,541
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$31,025	$28,059
Accrued programming costs	9,512	9,811
Accrued compensation and related benefits	10,710	24,950
Accrued sales and other operating taxes	24,286	17,137
Accrued franchise fees	1,877	2,418
Deposits	4,029	4,775
Operating lease liabilities	2,558	2,602
Accrued insurance costs	4,166	4,181
Cash overdrafts	4,186	18,250
Interest payable	9,425	4,508
Income taxes payable	—	1,203
All other accrued liabilities	26,588	25,164
Total accounts payable and accrued liabilities	$128,362	$143,058
Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease liabilities	$4,937	$3,891
Accrued compensation and related benefits	6,732	6,748
Deferred revenue	6,222	10,917
Income taxes payable	15,594	—
All other noncurrent liabilities	2,110	3,519
Total other noncurrent liabilities	$35,595	$25,075

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
In January 2026, certain other investors in MBI exercised the Put Option and the Company entered into a purchase agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company would acquire the remaining approximately 55% equity interests in MBI that it does not already own (the “MBI Acquisition”). The purchase price for the MBI Acquisition (such purchase price, the "Put Price") was calculated under a formula based on a multiple of MBI’s adjusted earnings before interest, taxes, depreciation and amortization (“MBI's adjusted EBITDA”) for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt reduced the Put Price payable upon the closing of the Put Option exercise and the impact of the New MBI Debt (and the associated interest and fees) was excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. The purchase price for the MBI Acquisition was determined to be approximately $480 million. The terms of the Put Option contemplated that the transaction would close on or before October 1, 2026. As of September 30, 2026, MBI had $22.0 million of revolver borrowings due August 11, 2027 and $916.2 million of outstanding term loans with a scheduled maturity of November 12, 2027. The indebtedness of MBI is not required to be repaid upon any closing of the MBI Acquisition.
The Company intends to hold MBI separate from the balance of its operations to preserve flexibility and mitigate adverse impacts to the Company in the event that the MBI Acquisition is consummated and MBI’s revolver borrowings and term loans are unable to be refinanced or restructured prior to their respective maturity dates. Over the next 12 months, the Company's ability to utilize the funding sources from the possible consummation of one or more financing transactions to fund ongoing operations, make capital expenditures, complete the MBI Acquisition and repay debt depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.
Refer to note 17 for further developments subsequent to September 30, 2026.

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
The carrying value of the Company's equity investments consisted of the following (dollars in thousands):

	September 30, 2026		December 31, 2025
	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
Equity Investments Without Readily Determinable Fair Values
Point(1)	—	$—	<10%	$42,623
Visionary(2)	<10%	8,822	<10%	8,822
Others	<10%	8,658	<10%	8,113
Total		$17,480		$59,558

Equity Method Investments
Clearwave Fiber(3)	—	$—	~57%(4)	$56,355
MBI	~45%	—	~45%	386,402
Nextlink(5)	~22%	116,018	~22%	111,526
Point(1)	~15%	130,837	—	—
Total		$246,855		$554,283

Total equity investments		$264,335		$613,841

(1)Prior to the Point-Clearwave Fiber Transaction, the Company's investment in Point was accounted for under the ASC 321 measurement alternative. After the transaction, the Point investment is accounted for under the equity method.
(2)Visionary Communications, Inc., an internet service provider (“Visionary”).
(3)As a result of the Point-Clearwave Fiber Transaction, the Company contributed its equity interest in Clearwave Fiber to Point in exchange for additional equity interests in Point. As of December 31, 2025, the Company did not have a controlling financial interest and did not consolidate Clearwave Fiber for financial reporting purposes but accounted for its interest under the equity method of accounting as the entity’s governance arrangements required certain of the designees of the other unit holders to consent to all significant operating and financial decisions of the business.
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
The Company recorded $376.4 million of non-cash impairments to the carrying value of its MBI investment during 2026, including $26.7 million during the three months ended September 30, 2026. Such impairments were based on MBI's financial performance and updated forecast information received throughout 2026. The fair value of the MBI investment was determined using (i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate and (ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples. During the three months ended June 30, 2026, the Company adjusted the carrying values of its existing equity interests in Point downward by $7.6 million and Clearwave Fiber upward by $67.7 million to their respective fair values implied by the Point-Clearwave Fiber Transaction, resulting in a net increase to the carrying value of the Company's new Point equity investment of $60.1 million after the Point-Clearwave Fiber Transaction.

Since their original acquisitions, the Company has recorded cumulative net upward adjustments to the carrying values of its Point and Nextlink investments of $72.4 million and $6.9 million, respectively, and a $502.9 million cumulative impairment of its MBI investment.
The carrying value of MBI trailed the Company’s underlying equity in MBI’s net assets by $35.8 million as of September 30, 2026 and exceeded the Company's underlying equity in MBI's net assets by $343.8 million at December 31, 2025.
Equity method investment income (loss), which increases (decreases) the carrying value of the respective investment, and which is recorded on a one quarter lag, along with other equity investment-related activity reflected in the condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity Method Investment Income (Loss)
Clearwave Fiber(1)	$—	$(23,482)	$43,645	$(100,955)
MBI(2)	(31,816)	(210)	(386,402)	(3,530)
Nextlink	1,506	1,470	4,492	4,322
Point(1)	(4,163)	—	(4,163)	—
Total	$(34,473)	$(22,222)	$(342,428)	$(100,163)

Other Income (Expense), Net
MBI option fair value adjustment(3)	$(52,881)	$2,110	$(510,681)	$(17,830)
Gain on sale of equity investment	$—	$67,354	$—	$70,552
Loss on fair value adjustment of equity investment(4)	$—	$—	$(7,623)	$—
Recurring mark-to-market adjustments	$(23)	$(22)	$(148)	$(27)

(1)The amount for the nine months ended September 30, 2026 includes a $67.7 million revaluation gain in connection with the Point-Clearwave Fiber Transaction. The amount for the nine months ended September 30, 2025 includes $28.0 million of non-cash impairment charges recorded by Clearwave Fiber.
(2)The amounts for the three and nine months ended September 30, 2026 include non-cash impairments of $26.7 million and $376.4 million, respectively. The Company identified a $186.6 million difference between the fair values of certain of MBI’s finite-lived intangible assets and the respective carrying values recorded by MBI, of which $84.0 million was attributable to the Company’s ~45% pro rata portion. The Company is amortizing its share on an accelerated basis over the lives of the respective assets. For the three and nine months ended September 30, 2026, the Company recognized $3.8 million and $5.7 million of its proportionate share of MBI’s net loss, respectively, and $1.3 million and $4.3 million of its proportionate share of basis difference amortization, respectively. For the three and nine months ended September 30, 2025, the Company recognized $1.5 million and $1.9 million of its proportionate share of MBI's net income, respectively, and $1.7 million and $5.4 million of its proportionate share of basis difference amortization, respectively.
(3)The amounts for the three and nine months ended September 30, 2026 represent the change in fair value of the Put Option pending settlement. The amounts for the three and nine months ended September 30, 2025 represent the change in fair value of the MBI Net Option. Such instruments are measured at fair value on a quarterly basis (refer to note 10 for further information).
(4)In May 2026, as a result of the Point-Clearwave Fiber Transaction, the Company adjusted the carrying value of its existing equity interest in Point to its fair value implied by the transaction, recognizing a $7.6 million loss.

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cable distribution systems	$2,782,156	$2,705,357
Customer premise equipment	394,082	386,987
Other equipment and fixtures	234,716	293,211
Buildings and improvements	134,645	147,168
Capitalized software	58,407	62,652
Construction in progress	126,592	136,955
Land	16,308	16,308
Right-of-use assets	10,855	10,179
Property, plant and equipment, gross	3,757,761	3,758,817
Less: Accumulated depreciation and amortization	(1,967,061)	(1,974,616)
Property, plant and equipment, net	$1,790,700	$1,784,201
Depreciation and amortization expense for property, plant and equipment was $67.4 million and $68.3 million for the three months ended September 30, 2026 and 2025, respectively, and $204.2 million and $208.7 million for the nine months ended September 30, 2026 and 2025, respectively.
7.    GOODWILL AND INTANGIBLE ASSETS
During each of the second and third quarters of 2026, the Company determined that a triggering event had occurred that required interim impairment assessments of its indefinite-lived intangible assets and goodwill as a result of the decline in the price of the Company's common stock during the three months ended June 30, 2026 and September 30, 2026, respectively.
Based on qualitative assessments of its finite-lived intangible assets, no impairments of such assets were identified during either period.
Using the multi-period excess earnings method of the income approach, whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate, to determine fair value, the Company's franchise agreements asset was determined to be impaired by $526.0 million as of June 30, 2026 and by a further $159.0 million as of September 30, 2026. Using the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate, and the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples, the Company's goodwill was determined to be impaired by $71.7 million as of June 30, 2026 and by a further $253.1 million as of September 30, 2026. These non-cash charges are included within asset impairments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026.
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

The change in the Company's goodwill balance was as follows (dollars in thousands):

	Goodwill	Cumulative Impairment
Balance at December 31, 2024	$929,609	$—
June 30, 2025 impairment charge	(88,783)
Balance at December 31, 2025	$840,826	$88,783
June 30, 2026 impairment charge	(71,715)
September 30, 2026 impairment charge	(253,054)
Balance at September 30, 2026	$516,057	$413,552
Intangible assets consisted of the following (dollars in thousands):

		September 30, 2026			December 31, 2025
	Useful Life Range (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Customer relationships	13.5 - 17	$766,053	$454,165	$311,888	$785,203	$419,231	$365,972
Trademarks and trade names(1)	2	—	—	—	8,389	8,385	4
Wireless licenses	10	4,794	1,771	3,023	4,794	1,411	3,383
Total finite-lived intangible assets		$770,847	$455,936	$314,911	$798,386	$429,027	$369,359

Indefinite-Lived Intangible Assets
Franchise agreements				$920,000			$1,605,000

Total intangible assets, net				$1,234,911			$1,974,359

(1)Balances related to fully amortized trademarks and trade names were removed from both the gross carrying amount and accumulated amortization as of September 30, 2026.
Intangible asset amortization expense was $13.6 million and $15.1 million for the three months ended September 30, 2026 and 2025, respectively, and $41.1 million and $46.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Company recognized $159.0 million, $526.0 million and $497.2 million of franchise agreements asset impairments during the three months ended September 30, 2026, June 30, 2026 and June 30, 2025, respectively. Cumulatively, the Company has recorded $1.18 billion of impairments to its franchise agreements.
The future amortization of existing finite-lived intangible assets as of September 30, 2026 was as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining three months)	$13,589
2027	50,473
2028	46,874
2029	45,670
2030	43,649
Thereafter	114,656
Total	$314,911
Actual amortization expense in future periods may differ from the amounts above as a result of intangible asset acquisitions or divestitures, changes in useful life estimates, impairments or other relevant factors.

8.    DEBT
The carrying amount of long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Senior Credit Facilities (as defined below)	$2,703,439	$1,706,812
Senior Notes (as defined below)	502,646	582,013
Convertible Notes (as defined below)(1)	345,000	920,000
Finance lease liabilities	2,928	2,954
Total debt	3,554,013	3,211,779
Less: Unamortized debt discount	(1,873)	(3,436)
Less: Unamortized debt issuance costs	(10,044)	(14,416)
Less: Current portion of long-term debt(1)	(18,000)	(593,535)
Total long-term debt	$3,524,096	$2,600,392

(1)The 2026 Notes (as defined and described below), which were included within the current portion of long-term debt as of December 31, 2025, matured in March 2026.
Senior Credit Facilities. The fourth amended and restated credit agreement among the Company and its lenders, dated as of February 22, 2023 (as amended and restated, the “Credit Agreement”), provides for senior secured term loans in original aggregate principal amounts of (i) $250.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of September 30, 2026) (the “Term Loan B-2”), (ii) $775.0 million maturing in 2029 (subject to adjustment as described in the footnotes to the table below summarizing the Company's outstanding term loans as of September 30, 2026) (the “Term Loan B-3”) and (iii) $800.0 million maturing in 2028 (the “Term Loan B-4”), as well as a $1.25 billion revolving credit facility maturing in 2028 (the “Revolving Credit Facility” and, together with the Term Loan B-2, the Term Loan B-3 and the Term Loan B-4, the “Senior Credit Facilities”). The Revolving Credit Facility also gives the Company the ability to issue letters of credit, which reduce the amount available for borrowing under the Revolving Credit Facility. The Company is required to pay commitment fees on any unused portion of the Revolving Credit Facility at a rate between 0.20% per annum and 0.30% per annum, determined on a quarterly basis by reference to a pricing grid based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement).
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
In September 2026, the Company borrowed $700.0 million under the Revolving Credit Facility and subsequently repaid $200.0 million of such borrowings. During the first quarter of 2026, the Company borrowed $575.0 million under the Revolving Credit Facility to fund the repayment in full of the 2026 Notes (as defined below) on the final maturity date thereof and subsequently repaid $25.0 million of such borrowings.
During the nine months ended September 30, 2026, the Company paid $37.2 million to retire $40.2 million of the outstanding principal of the Term Loan B-4, recognizing $2.8 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss). No such retirements occurred during the three months ended September 30, 2026.

As of September 30, 2026, the Company had $1.05 billion of borrowings outstanding under the Revolving Credit Facility that bore interest at an average rate of 6.7% per annum and $200.0 million of nominal availability under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility. A summary of the Company’s outstanding term loans as of September 30, 2026 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$231,250	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.25%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	727,927	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.25%
Term Loan B-4	5/3/2021	800,000	1.0%	694,262	5/3/2028	683,271	SOFR + 11.4 bps	2.00%	6.02%
Total		$1,825,000		$1,653,439		$1,611,716

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
During the nine months ended September 30, 2026, the Company repurchased $79.4 million aggregate principal amount of outstanding Senior Notes for $51.9 million, recognizing $26.9 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss). No such repurchases occurred during the three months ended September 30, 2026.
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

The 2028 Notes are convertible at the option of the holders. The method of conversion into cash, shares of the Company’s common stock or a combination thereof is at the election of the Company. Prior to the close of business on the business day immediately preceding December 15, 2027, the 2028 Notes will be convertible at the option of the holders only upon the satisfaction of specified conditions and during certain periods. On or after December 15, 2027, holders may convert their 2028 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the relevant maturity date. If the Company undergoes a “fundamental change” (as defined in the Convertible Notes Indenture governing the 2028 Notes), holders of the 2028 Notes may require the Company to repurchase for cash all or part of their 2028 Notes at a purchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.
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
The carrying amounts of the Convertible Notes consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
	2028 Notes	2026 Notes	2028 Notes	Total
Gross carrying amount	$345,000	$575,000	$345,000	$920,000
Less: Unamortized discount	(1,873)	(600)	(2,836)	(3,436)
Less: Unamortized debt issuance costs	(53)	(16)	(80)	(96)
Net carrying amount	$343,074	$574,384	$342,084	$916,468
Interest expense on the Convertible Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025			2026			2025
	2028 Notes	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total	2026 Notes	2028 Notes	Total
Contractual interest expense	$970	$—	$970	$970	$—	$2,911	$2,911	$—	$2,911	$2,911
Amortization of discount	325	756	325	1,081	600	963	1,563	2,244	963	3,207
Amortization of debt issuance costs	9	21	9	30	16	27	43	61	27	88
Total interest expense	$1,304	$777	$1,304	$2,081	$616	$3,901	$4,517	$2,305	$3,901	$6,206

Effective interest rate	1.5%	0.5%	1.5%		0.5%	1.5%		0.5%	1.5%
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
Other. Interest expense, net was $34.6 million and $32.0 million for the three months ended September 30, 2026 and 2025, respectively, which included $2.5 million and $2.1 million of interest income and $2.2 million and $2.2 million of lender patronage income, respectively. Interest expense, net was $98.7 million and $100.4 million for the nine months ended September 30, 2026 and 2025, respectively, which included $5.7 million and $5.5 million of interest income and $6.7 million and $6.7 million of lender patronage income, respectively.
Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving Credit Facility portion:
Other noncurrent assets	$1,730	$4,030
Term loans and Notes portion:
Long-term debt (contra account)	10,044	14,416
Total	$11,774	$18,446
The Company recorded debt issuance cost amortization of $1.2 million for both the three months ended September 30, 2026 and 2025 and $4.5 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The future maturities of outstanding borrowings as of September 30, 2026 are as follows (in thousands):

Year Ending December 31,	Amount
2026 (remaining three months)	$4,393
2027	17,571
2028	2,090,347
2029	936,128
2030	502,646
Thereafter	—
Total	$3,551,085
The Company has entered into a separate letter of credit agreement which provides for an additional $75.0 million letter of credit issuing capacity. As of September 30, 2026, $8.4 million of letters of credit were issued under this agreement and bore interest at a rate of 1.0% per annum.
While the Company was in compliance with all debt covenants as of September 30, 2026, and expects to remain in compliance for the next 12 months, it may not be able to maintain compliance if operating performance deteriorates or market conditions worsen, particularly if it does not consummate any financing transactions.

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
The combined fair values of the Company’s interest rate swaps are reflected within the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Current portion:
Prepaid and other current assets	$21,535	$9,240
Noncurrent portion:
Other noncurrent assets	35,852	15,947
Total interest rate swap asset	$57,387	$25,187

Stockholders’ Equity:
Accumulated other comprehensive income	$43,349	$18,768
The combined effect of the Company’s interest rate swaps on the condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest (income) expense	$(3,269)	$(5,245)	$(9,576)	$(15,542)

Unrealized gain (loss) on cash flow hedges, gross	$18,063	$(4,016)	$32,200	$(36,880)
Less: Tax effect	(4,264)	922	(7,619)	8,692
Unrealized gain (loss) on cash flow hedges, net of tax	$13,799	$(3,094)	$24,581	$(28,188)
The Company does not hold any derivative instruments for speculative trading purposes.

10.    FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities. The Company has estimated the fair values of its financial instruments as of September 30, 2026 using available market information or other appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the following fair value estimates are not necessarily indicative of the amounts the Company would realize in an actual market exchange.
The fair value hierarchy levels, carrying amounts and related fair values of the Company’s financial assets and liabilities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market investments	Level 1	$86,387	$86,387	$70,261	$70,261
Prepaid and other current assets:
MBI Net Option(1)	Level 3	$—	$—	$31,830	$31,830
Other noncurrent assets (including current portion):
Interest rate swap asset	Level 2	$57,387	$57,387	$25,187	$25,187

Liabilities:
MBI Option Liability:
MBI option(1)	Level 3	$478,851	$478,851	$—	$—
Long-term debt (including current portion):
Term loans	Level 2	$1,653,439	$1,287,033	$1,706,812	$1,641,873
Revolving Credit Facility	Level 2	$1,050,000	$813,750	$—	$—
Senior Notes	Level 2	$502,646	$121,892	$582,013	$448,907
Convertible Notes(2)	Level 2	$345,000	$101,775	$920,000	$849,275

(1)The MBI option was reclassified from a current asset to a current liability starting in the second quarter of 2026 based on quarter-end revaluations.
(2)The $575.0 million aggregate principal amount of 2026 Notes matured in March 2026. Therefore, the balances shown as of September 30, 2026 only reflect the 2028 Notes.
Money market investments are held primarily in U.S. Treasury securities and registered money market funds and are valued using a market approach based on quoted market prices (level 1). Money market investments with original maturities of three months or less are included within cash and cash equivalents in the condensed consolidated balance sheets.
The purchase price payable by the Company upon the exercise of the Put Option is calculated under a formula based on a multiple of MBI's adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. As this twelve-month measurement period ended on June 30, 2025, and as the Put Option was exercised in January 2026, the fair value of the MBI option effectively represents its intrinsic value as of September 30, 2026. The estimated equity value of MBI, which is derived from discounted cash flow and guideline public company valuation methods, continues to be a significant input into the valuation of the MBI option (level 3). The Company regularly evaluates each of the assumptions used in establishing the fair value of the MBI option. Significant changes in any of these assumptions could result in a significantly lower or higher fair value measurement. The fair value of the MBI Net Option as of December 31, 2025 was measured using Monte Carlo simulations that use inputs considered unobservable and significant to the fair value measurement (level 3). Refer to note 5 for further information.
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
Nonfinancial Assets and Liabilities. The Company’s nonfinancial assets, such as property, plant and equipment, intangible assets and goodwill, are not measured at fair value on a recurring basis. Assets acquired, including identifiable intangible assets and goodwill, and liabilities assumed in acquisitions are recorded at fair value on the respective acquisition dates, subject to potential future measurement period adjustments. Nonfinancial assets are subject to fair value adjustments when there is evidence that impairment may exist. During the three months ended June 30, 2026 and September 30, 2026, the Company recorded impairments of its equity investment in MBI (refer to note 5). During the three months ended September 30, 2026, June 30, 2026 and June 30, 2025, the Company recorded impairments of its franchise agreements intangible asset and goodwill (refer to note 7).
11.    STOCKHOLDERS’ EQUITY (DEFICIT)
Treasury Stock. Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity (deficit) in the condensed consolidated financial statements. Treasury shares of 495,402 held at September 30, 2026 include shares repurchased under the Company’s share repurchase programs and shares withheld for withholding tax, as described below.
Share Repurchase Program. On May 20, 2022, the Company's board of directors (the "Board") authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) (the "Share Repurchase Program"). The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since the Company first became publicly traded in 2015 through September 30, 2026, the Company has repurchased 646,244 shares of its common stock at an aggregate cost of $556.9 million. The Company did not repurchase any of its common stock during the nine months ended September 30, 2026 or 2025.
Tax Withholding for Equity Awards. At the employee’s option, shares of common stock or restricted stock units ("RSUs"), as applicable, are withheld by the Company upon the vesting of restricted stock awards, RSUs and dividend equivalent units (together with restricted stock awards and RSUs, "Restricted Stock") and the exercise of stock appreciation rights (“SARs”) to cover the applicable statutory minimum amount of employee withholding taxes, which the Company then pays to the taxing authorities in cash. The amounts remitted during each of the three months ended September 30, 2026 and 2025 were $0.1 million and $0.3 million, for which the Company withheld 0 and 6 shares of common stock, respectively. The amounts remitted during the nine months ended September 30, 2026 and 2025 were $1.0 million and $2.6 million, for which the Company withheld 129 and 1,529 shares of common stock, respectively.
12.    EQUITY-BASED COMPENSATION
At the Company's 2026 annual meeting of stockholders held on May 14, 2026, the Company's stockholders approved the Cable One, Inc. 2026 Omnibus Incentive Compensation Plan (the "2026 Plan") providing an incremental 600,000 shares available for issuance pursuant to equity-based awards. The 2026 Plan provides for grants of incentive stock options, non-qualified stock options, SARs, Restricted Stock, cash-based awards, performance-based awards and other stock-based awards. The Cable One, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Plan”) is replaced and superseded by the 2026 Plan, provided that any outstanding awards granted under the 2022 Plan or preceding plans remain in effect pursuant to their terms. Directors, officers, associates and consultants of the Company are eligible to participate in the 2026 Plan as part of the Company's long-term incentive compensation programs. As of September 30, 2026, 757,283 shares were available for issuance.
In 2026, the Company granted cash-settled performance and service-based phantom RSUs to certain executives in lieu of typical share-settled RSUs. Such awards, considered liability-classified awards, are remeasured at fair value using Monte Carlo simulations at each reporting date during the vesting period. During the three months ended September 30, 2026, the Company recognized a reversal of $0.3 million of stock-based compensation expense within selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss), associated with these awards. During the nine months ended September 30, 2026, the Company recognized $0.2 million of stock-based compensation expense associated with these awards. As of September 30, 2026, the Company had recognized $0.1 million each of short-term and long-term liabilities within accounts payable and accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheet, associated with these awards. The actual cash payments to be made upon settlement of these awards will be dependent on the Company's applicable stock price at that time, subject to the terms of each award agreement.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted Stock	$5,045	$11,216	$17,620	$32,323
SARs	—	64	—	316
Total	$5,045	$11,280	$17,620	$32,639
The Company recognized excess tax shortfalls of $0.7 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and excess tax shortfalls of $4.2 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively. The deferred tax asset related to all outstanding equity-based awards was $6.5 million and $8.1 million as of September 30, 2026 and December 31, 2025, respectively.
Restricted Stock. A summary of Restricted Stock activity during the nine months ended September 30, 2026 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	247,022	$505.85
Granted(1)	432,108	$85.81
Forfeited	(28,549)	$464.23
Vested and issued	(56,677)	$586.85
Outstanding as of September 30, 2026	593,904	$194.51

Vested and deferred as of September 30, 2026	19,389	$457.71

(1)Performance-based RSUs were granted at target value for 2026.
At September 30, 2026, there was $18.6 million of unrecognized compensation expense related to Restricted Stock, which is expected to be recognized over a weighted average period of 1.4 years.
The weighted average of significant inputs and resulting grant date fair values for market-based award grants were as follows:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.5%	4.2%
Expected volatility	61.1%	40.6%
Simulation term (in years)	2.87 years	2.99 years
Weighted average grant date fair value	$103.75	$417.46

Stock Appreciation Rights. A summary of SARs activity during the nine months ended September 30, 2026 is as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2025	16,616	$1,225.32	$309.52	$—	3.5
Outstanding as of September 30, 2026	16,616	$1,225.32	$309.52	$—	2.8

Exercisable as of September 30, 2026	16,616	$1,225.32	$309.52	$—	2.8
At September 30, 2026, there was no unrecognized compensation expense related to SARs.
13.    INCOME TAXES
Income tax benefit was $47.2 million and income tax provision was $25.8 million for the three months ended September 30, 2026 and 2025, respectively, and the effective tax benefit rate was 10.6% and the effective tax rate was 19.2% for the three months ended September 30, 2026 and 2025, respectively. The change in income tax provision was due primarily to a decrease in deferred tax expense resulting from the impairments recognized during the three months ended September 30, 2026.
Income tax benefit was $137.3 million and $91.6 million for the nine months ended September 30, 2026 and 2025, respectively, and the effective tax benefit rate was 10.1% and 26.9% for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax benefit was due primarily to an increase in deferred tax benefit resulting from higher impairment charges during the nine months ended September 30, 2026 compared to the same period in 2025.
14.    OTHER INCOME AND EXPENSE
Other income (expense), net, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MBI option fair value adjustment	$(52,881)	$2,110	$(510,681)	$(17,830)
Gain on sale of equity investment	—	67,354	—	70,552
Gain on debt extinguishments	—	3,156	29,694	7,012
Gain on sale of fiber-to-the-tower contract rights(1)	—	—	27,638	—
Write-off of abandoned financing costs	(7,037)	—	(7,885)	—
Strategic advisory costs	(6,876)	—	(6,876)	—
Loss on fair value adjustment of equity investment(2)	—	—	(7,623)	—
Other	(181)	(811)	128	(708)
Other income (expense), net	$(66,975)	$71,809	$(475,605)	$59,026

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
The computation of basic and diluted net income (loss) per common share was as follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026(1)	2025	2026(1)	2025(1)
Numerator:
Net income (loss) - basic	$(431,839)	$86,532	$(1,560,641)	$(348,837)
Add: Convertible Notes interest expense, net of tax	—	1,561	—	—
Net income (loss) - diluted	$(431,839)	$88,093	$(1,560,641)	$(348,837)

Denominator:
Weighted average common shares outstanding - basic	5,707,739	5,642,948	5,697,564	5,637,847
Effect of dilutive equity-based compensation awards(2)	—	21,442	—	—
Effect of dilution from if-converted Convertible Notes(3)	—	404,248	—	—
Weighted average common shares outstanding - diluted	5,707,739	6,068,638	5,697,564	5,637,847

Net Income (Loss) per Common Share:
Basic	$(75.66)	$15.33	$(273.91)	$(61.87)
Diluted	$(75.66)	$14.52	$(273.91)	$(61.87)

Supplemental Disclosure:
Anti-dilutive shares from equity-based compensation awards(2)	197,700	94,872	197,700	94,872

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
As of September 30, 2026, with the exception of debt activity (refer to note 8 for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations previously disclosed in the 2025 Form 10-K.
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
Litigation and Legal Matters. The Company is subject to complaints and administrative proceedings and has been a defendant in various civil lawsuits that have arisen in the ordinary course of its business. Such matters include contract disputes; actions alleging negligence, invasion of privacy, trademark, copyright and patent infringement, and violations of applicable wage and hour laws; statutory or common law claims involving current and former employees; and other matters. Although the outcomes of any legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, the Company believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due.
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

17.    SUBSEQUENT EVENTS
On October 1, 2026, the Company and certain affiliates of GTCR LLC agreed to extend the previously anticipated October 1, 2026 closing date of the MBI Acquisition to October 9, 2026. On October 9, 2026, the United States District Court for the Southern District of New York (the "District Court") entered an ex parte temporary restraining order (the “TRO”) that temporarily prohibits the Company from consummating the MBI Acquisition. The action (the "CoBank Action") was commenced by CoBank, ACB, a lender under the Company’s existing credit agreement. The complaint alleges that the Company’s payment of the purchase price for the MBI Acquisition would constitute a constructive fraudulent transfer. CoBank is seeking, among other things, an injunction prohibiting the Company from closing the MBI Acquisition. On October 13, 2026, the Company responded to, and simultaneously moved to dissolve, the TRO on the basis that CoBank failed to establish a basis for injunctive relief. A hearing on that motion and on the TRO is currently scheduled for November 13, 2026. On November 2, 2026, the Company received a letter from MBI and GTCR Fund XII/B LP, Mega Broadband Splitter LP, and GTCR Co-Invest XII LP (collectively, the “GTCR Investors”) alleging that the Company and Major Merger Sub LLC (“Merger Sub”) breached their obligations under: (i) the Third Amended and Restated Limited Liability Company Agreement dated as of December 20, 2024 by and among MBI and the Unitholders; and (ii) the Purchase Agreement dated as of January 3, 2026, by and among the Company, Merger Sub, MBI, Mega Broadband Blocker, LLC, GTCR Fund XII/C LP, and GTCR Fund XII/B LP (collectively, the “Agreements”). Specifically, MBI and the GTCR Investors allege that the Company and Merger Sub failed to use their reasonable best efforts to contest and resist the CoBank Action, and to have the related TRO vacated or lifted as promptly as practicable. MBI and the GTCR Investors have indicated that they may seek to intervene in the CoBank Action as soon as November 6, 2026. The Company believes that these claims are without merit and is prepared to vigorously dispute such claims to the extent litigation arises. Under the terms of the purchase agreement, the Company is not obligated to close the MBI Acquisition if and for so long as any legal restraint prohibiting the closing (including the TRO) is in effect. Although the Company has sufficient liquidity to satisfy the purchase price for the MBI Acquisition in full if the TRO is dissolved, the Company currently intends to coordinate any payment of the purchase price with the closing of one or more financing transactions that address at least some of the Company’s outstanding debt maturities. The Company has been and continues to be engaged in discussions to raise capital and address its near-term debt maturities. However, the Company makes no assurances that it will be able to consummate any financing transactions on acceptable terms, or at all.
The Company intends to hold MBI separate from the balance of its operations to preserve flexibility and mitigate adverse impacts to the Company in the event that the MBI Acquisition is consummated and MBI’s revolver borrowings and term loans are unable to be refinanced or restructured prior to their respective maturity dates.
If the Company is unable to consummate a financing transaction and address near-term debt maturities on acceptable terms or at all, or if a default occurs under its debt instruments that it is unable to timely cure, it may become necessary for the Company to seek relief under Chapter 11 of the U.S. Bankruptcy Code.

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
We believe our robust infrastructure and cutting-edge technology keep our customers connected and help drive progress in education, business and everyday life. We believe the services we provide are critical to the development of new businesses and drive economic growth in the non-metropolitan, secondary and tertiary markets that we serve in 24 Western, Midwestern and Southern states as of September 30, 2026. Approximately 75% of our customers were located in seven states: Arizona, Idaho, Mississippi, Missouri, Oklahoma, South Carolina and Texas, as of September 30, 2026. We provided services to approximately 1.0 million residential and business customers out of approximately 2.8 million passings as of September 30, 2026. Of these customers, approximately 960,000 subscribed to data services, 71,000 subscribed to video services and 84,000 subscribed to voice services.
We generate substantially all of our revenues through three primary product lines. Ranked by share of our total revenues through the first nine months of 2026, they are residential data (61.0%), business data (15.8%) and residential video (11.1%). The profit margins, growth rates and/or capital intensity of these three primary product lines vary significantly due to competition, product maturity and relative costs.
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
Excluding the effects of acquisitions and divestitures, the trends described above have impacted, and are expected to further impact, our three primary product lines in the following ways:
•Residential data. We focus on growing residential data customers and revenues and expect this product line to grow over the long-term, supplemented by growth in related services, such as intelligent Wi-Fi, technology support and network security solutions. In recent periods, we have experienced subscriber losses as a result of increased competition in our markets but believe the upgrades made in our broadband capacity, our ability to offer higher access speeds than many of our competitors, the reliability and flexibility of our data service offerings, our Wi-Fi offerings and continuously growing data usage by consumers and their demand for higher speeds will enable us to continue to earn a consistent average monthly revenue per unit (“ARPU”) from our existing customers over the long-term and potentially capture additional market share. Our broadband plant generally consists of a fiber-to-the-premises (“fiber”) or hybrid fiber-coaxial network with ample unused capacity, and we offer our data customers internet products at some of the fastest speeds available in our markets. We believe that the capacity and reliability of our networks are equal to or exceed that of our competitors in most of our markets and best position us to meet the continuously increasing consumption demands of customers.

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
We continue to experience increased competition, particularly from telephone companies; fiber, municipal and cooperative overbuilders; fixed wireless data providers; and over-the-top video providers. Because of the levels of competition we face, we believe it is important to make investments in our infrastructure. In addition, a key objective of our capital allocation process is to invest in initiatives designed to drive revenue and Adjusted EBITDA expansion. We continue to invest capital to, among other things, increase fiber density and coverage, expand our footprint, increase plant and data capacity, enhance network reliability and improve the customer experience. We have rolled out multi-Gigabit download data service to over half of our markets and currently offer Gigabit download data service to all of our passings. We are currently deploying DOCSIS 4.0 capabilities, which, together with Sparklight TV, further increase our network capacity and enable future growth in our residential data and business data product lines. As a result of multi-year investments in our plant and network, we increased broadband capacity and reliability, which has enabled and will continue to enable us to offer even higher download speeds and to support the continually increasing data usage by customers. We believe these investments will reinforce our competitive strength in this area.
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

Results of Operations
Key Performance Measures Summary
The following tables summarize certain key measures of our results of operations (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$332,153	$376,012	$(43,859)	(11.7)%
Total costs and expenses(1)	$675,094	$281,286	$393,808	140.0%
Income (loss) from operations(1)	$(342,941)	$94,726	$(437,667)	NM
Net income (loss)(1)	$(431,839)	$86,532	$(518,371)	NM
Cash flows from operating activities	$92,637	$156,519	$(63,882)	(40.8)%
Cash flows from investing activities	$(71,321)	$52,116	$(123,437)	(236.9)%
Cash flows from financing activities	$487,244	$(194,862)	$682,106	NM
Adjusted EBITDA(2)	$159,781	$201,856	$(42,075)	(20.8)%
Capital expenditures	$77,912	$71,765	$6,147	8.6%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$1,034,037	$1,137,684	$(103,647)	(9.1)%
Total costs and expenses(3)	$1,815,289	$1,436,608	$378,681	26.4%
Loss from operations(3)	$(781,252)	$(298,924)	$(482,328)	161.4%
Net loss(3)	$(1,560,641)	$(348,837)	$(1,211,804)	NM
Cash flows from operating activities	$331,714	$417,793	$(86,079)	(20.6)%
Cash flows from investing activities	$(172,756)	$(78,477)	$(94,279)	120.1%
Cash flows from financing activities	$363,024	$(326,298)	$689,322	(211.3)%
Adjusted EBITDA(2)	$516,588	$607,781	$(91,193)	(15.0)%
Capital expenditures	$220,338	$211,269	$9,069	4.3%

NM = Not meaningful.
(1)Amount for the three months ended September 30, 2026 includes $412.1 million of non-cash asset impairment charges. Refer to the section entitled "Critical Accounting Policies and Estimates — Impairment Assessments" for further information.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to "Use of Adjusted EBITDA" below for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
(3)Amounts for the nine months ended September 30, 2026 and 2025 include $1.01 billion and $586.0 million of non-cash asset impairment charges. Refer to the section entitled "Critical Accounting Policies and Estimates — Impairment Assessments" for further information.

Primary Service Units ("PSUs") and Customer Counts
Selected subscriber data for the periods presented was as follows (in thousands, except percentages):

	As of September 30,		Annual Net Gain (Loss)
	2026	2025	Change	% Change
Residential data PSUs	862.5	910.4	(47.9)	(5.3)%
Residential video PSUs	68.1	89.6	(21.5)	(24.0)%
Residential voice PSUs	48.0	58.4	(10.4)	(17.8)%
Total residential PSUs	978.6	1,058.4	(79.9)	(7.5)%

Business data PSUs	97.8	99.6	(1.9)	(1.9)%
Business video PSUs	3.3	5.3	(2.0)	(37.4)%
Business voice PSUs	36.1	38.4	(2.4)	(6.1)%
Total business services PSUs	137.2	143.4	(6.2)	(4.3)%

Total data PSUs	960.3	1,010.1	(49.8)	(4.9)%
Total video PSUs	71.4	94.9	(23.5)	(24.7)%
Total voice PSUs	84.1	96.8	(12.8)	(13.2)%
Total PSUs	1,115.8	1,201.8	(86.1)	(7.2)%

Residential customer relationships	876.7	934.2	(57.5)	(6.2)%
Business customer relationships	105.0	108.1	(3.1)	(2.8)%
Total customer relationships	981.7	1,042.3	(60.6)	(5.8)%

Passings(1)	2,847.0	2,899.4	(52.4)	(1.8)%

(1)Passings as of September 30, 2026 reflect certain refinements to the service provider's counting methodology during the first quarter of 2026.
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
Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025
Revenues
Revenues by service offering for the three months ended September 30, 2026 and 2025, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2026		2025		2026 vs. 2025
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$204,075	61.4%	$227,599	60.5%	$(23,524)	(10.3)%
Residential video	35,659	10.7%	44,971	12.0%	(9,312)	(20.7)%
Residential voice	5,912	1.8%	6,692	1.8%	(780)	(11.7)%
Business data	53,626	16.1%	57,486	15.3%	(3,860)	(6.7)%
Business other	13,290	4.0%	15,117	4.0%	(1,827)	(12.1)%
Other	19,591	5.9%	24,147	6.4%	(4,556)	(18.9)%
Total revenues	$332,153	100.0%	$376,012	100.0%	$(43,859)	(11.7)%
ARPU for the indicated service offerings for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Residential data	$78.48	$82.17	$(3.69)	(4.5)%
Residential video	$167.89	$161.14	$6.75	4.2%
Residential voice	$39.94	$36.95	$2.99	8.1%
Business services	$211.48	$227.50	$(16.02)	(7.0)%
Residential data service revenues decreased $23.5 million, or 10.3%, due primarily to a decrease in subscribers and a decline in ARPU as a result of elevated competitive pricing and promotional activity.
Residential video service revenues decreased $9.3 million, or 20.7%, due primarily to a decrease in subscribers, partially offset by a rate adjustment.
Residential voice service revenues decreased $0.8 million, or 11.7%, due primarily to a decrease in subscribers.
Business data revenues decreased $3.9 million, or 6.7% due primarily to a decrease in subscribers and a decline in business services ARPU.
Business other revenues decreased $1.8 million, or 12.1%, due primarily to decreases in business video and business voice subscribers.

Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $98.7 million for the three months ended September 30, 2026 and increased $2.7 million, or 2.8%, compared to the three months ended September 30, 2025. The increase in operating expenses was primarily attributable to increases of $4.7 million in software costs and $2.6 million in contract labor costs, partially offset by a $3.7 million decrease in programming and franchise costs as a result of video customer losses. Operating expenses as a percentage of revenues were 29.7% and 25.5% for the three months ended September 30, 2026 and 2025, respectively.
Selling, general and administrative expenses were $82.3 million for the three months ended September 30, 2026 and decreased $18.5 million, or 18.4%, compared to the three months ended September 30, 2025. The decrease in selling, general and administrative expenses was primarily attributable to decreases of $14.4 million in labor and other compensation-related costs and $4.8 million in billing system conversion costs. Selling, general and administrative expenses as a percentage of revenues were 24.8% and 26.8% for the three months ended September 30, 2026 and 2025, respectively.
Depreciation and amortization expense was $81.0 million for the three months ended September 30, 2026 and decreased $2.3 million, or 2.8%, compared to the three months ended September 30, 2025. Depreciation and amortization expense as a percentage of revenues was 24.4% and 22.2% for the three months ended September 30, 2026 and 2025, respectively.
Asset impairments totaled $412.1 million for the three months ended September 30, 2026, consisting of $159.0 million and $253.1 million of non-cash impairments of our indefinite-lived franchise agreements asset and goodwill, respectively. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information.
Interest Expense, Net
Interest expense, net, was $34.6 million for the three months ended September 30, 2026 and increased $2.6 million, or 8.2%, compared to the three months ended September 30, 2025 due primarily to a higher average interest rate and higher average debt balances.
Other Income (Expense), Net
Other expense, net, was $67.0 million for the three months ended September 30, 2026 and consisted primarily of a $52.9 million non-cash loss on fair value adjustment associated with the MBI option, the write-off of $7.0 million of costs associated with abandoned financing deals and $6.9 million of strategic advisory costs. Other expense, net, was $71.8 million for the three months ended September 30, 2025 and consisted primarily of $67.4 million of gains on sales of equity investments, $3.2 million of gains on debt extinguishments and a $2.1 million non-cash gain on fair value adjustment associated with the MBI Net Option.
Income Tax Provision (Benefit)
Income tax benefit was $47.2 million and income tax provision was $25.8 million for the three months ended September 30, 2026 and 2025, respectively, and our effective tax benefit rate was 10.6% and effective tax rate was 19.2% for the three months ended September 30, 2026 and 2025, respectively. The change in income tax provision was due primarily to a decrease in deferred tax expense resulting from the asset impairments recognized during the three months ended September 30, 2026.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $34.5 million for the three months ended September 30, 2026 and consisted primarily of a $26.7 million non-cash impairment to the carrying value of our MBI equity investment and our $5.1 million and $4.2 million proportionate shares of MBI and Point net losses, respectively, partially offset by our $1.5 million proportionate share of net income from our Nextlink investment. Equity method investment loss, net, was $22.2 million for the three months ended September 30, 2025 and consisted primarily of our $23.5 million proportionate share of net loss from our Clearwave Fiber investment, partially offset by our $1.5 million proportionate share of net income from our Nextlink investment.
Net Income (Loss)
Net loss was $431.8 million and net income was $86.5 million for the three months ended September 30, 2026 and 2025, respectively.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax, was $13.8 million for the three months ended September 30, 2026 compared to a $3.1 million loss for the three months ended September 30, 2025. The $16.9 million change was due primarily to an increase in forward interest rates during the three months ended September 30, 2026 compared to a decrease in the prior year period.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025
Revenues
Revenues by service offering for the nine months ended September 30, 2026 and 2025, together with the percentages of total revenues that each item represented for the periods presented, were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2026		2025		2026 vs. 2025
	Revenues	% of Total	Revenues	% of Total	$ Change	% Change
Residential data	$630,250	61.0%	$682,056	60.0%	$(51,806)	(7.6)%
Residential video	114,914	11.1%	143,933	12.7%	(29,019)	(20.2)%
Residential voice	18,686	1.8%	20,470	1.8%	(1,784)	(8.7)%
Business data	163,511	15.8%	172,164	15.1%	(8,653)	(5.0)%
Business other	41,727	4.0%	48,515	4.3%	(6,788)	(14.0)%
Other	64,949	6.3%	70,546	6.2%	(5,597)	(7.9)%
Total revenues	$1,034,037	100.0%	$1,137,684	100.0%	$(103,647)	(9.1)%
ARPU for the indicated service offerings for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change
Residential data	$79.37	$81.06	$(1.69)	(2.1)%
Residential video	$168.17	$162.29	$5.88	3.6%
Residential voice	$39.95	$36.15	$3.80	10.5%
Business services	$214.53	$229.23	$(14.70)	(6.4)%
Residential data service revenues decreased $51.8 million, or 7.6%, due primarily to a decrease in subscribers and a decline in ARPU as a result of elevated competitive pricing and promotional activity.
Residential video service revenues decreased $29.0 million, or 20.2%, due primarily to a decrease in subscribers, partially offset by rate adjustments.
Residential voice service revenues decreased $1.8 million, or 8.7%, due primarily to a decrease in subscribers.
Business data revenues decreased $8.7 million, or 5.0%, due primarily to a decrease in subscribers and a decline in business services ARPU.
Business other revenues decreased $6.8 million, or 14.0%, due primarily to decreases in business video and business voice subscribers.
Costs and Expenses
Operating expenses (excluding depreciation and amortization) were $291.3 million for the nine months ended September 30, 2026 and decreased $6.9 million, or 2.3%, compared to the nine months ended September 30, 2025. The decrease in operating expenses was primarily attributable to decreases of $17.3 million in programming and franchise costs as a result of video customer losses, $2.7 million in health insurance costs, $1.7 million in backbone costs and $1.4 million in maintenance costs, partially offset by increases of $10.8 million in software costs and $5.4 million in labor and other compensation-related costs. Operating expenses as a percentage of revenues were 28.2% and 26.2% for the nine months ended September 30, 2026 and 2025, respectively.
Selling, general and administrative expenses were $257.1 million for the nine months ended September 30, 2026 and decreased $31.1 million, or 10.8%, compared to the nine months ended September 30, 2025. The decrease in selling, general, and administrative expenses was primarily attributable to decreases of $24.3 million in labor and other compensation-related costs, $14.1 million in billing system conversion costs and $3.2 million in health insurance costs, partially offset by increases of $5.1 million in software costs, $2.3 million in bad debt expense and $1.8 million in acquisition-related costs. Selling, general and administrative expenses as a percentage of revenues were 24.9% and 25.3% for the nine months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization expense was $245.3 million for the nine months ended September 30, 2026 and decreased $9.6 million, or 3.8%, compared to the nine months ended September 30, 2025. Depreciation and amortization expense as a percentage of revenues was 23.7% and 22.4% for the nine months ended September 30, 2026 and 2025, respectively.
Asset impairments totaled $1.01 billion for the nine months ended September 30, 2026, consisting of $685.0 million and $324.8 million of non-cash impairments of our indefinite-lived franchise agreements asset and goodwill, respectively, recognized during the second and third quarters of 2026. Refer to the section entitled "Critical Accounting Policies and Estimates - Impairment Assessments" for further information. Asset impairments totaled $586.0 million for the nine months ended September 30, 2025, consisting of $497.2 million and $88.8 million of non-cash impairments related to our indefinite-lived franchise agreements and goodwill, respectively, recognized during the second quarter of 2025.
Interest Expense, Net
Interest expense, net, was $98.7 million for the nine months ended September 30, 2026 and decreased $1.7 million, or 1.7%, compared to the nine months ended September 30, 2025 due primarily to lower average debt balances, partially offset by a higher average interest rate.
Other Income (Expense), Net
Other expense, net, was $475.6 million for the nine months ended September 30, 2026 and consisted primarily of a $510.7 million non-cash loss on fair value adjustment associated with the MBI option, $29.7 million of gains on debt extinguishments and a $27.6 million gain on sale of fiber-to-the-tower contract rights, partially offset by the write-off of $7.9 million of costs associated with abandoned financing deals, a $7.6 million revaluation loss on our Point equity investment and $6.9 million of strategic advisory costs. Other income, net, was $59.0 million for the nine months ended September 30, 2025 and consisted primarily of $70.6 million of gains on sales of equity investments and a $7.0 million gain on debt extinguishments, partially offset by a $17.8 million non-cash loss on fair value adjustment associated with the MBI Net Option.
Income Tax Benefit
Income tax benefit was $137.3 million and $91.6 million for the nine months ended September 30, 2026 and 2025, respectively, and our effective tax benefit rate was 10.1% and 26.9% for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax benefit was due primarily to an increase in deferred tax benefit resulting from higher impairment charges during the nine months ended September 30, 2026 compared to the same period in 2025.
Equity Method Investment Income (Loss), Net
Equity method investment loss, net, was $342.4 million for the nine months ended September 30, 2026 and consisted primarily of $376.4 million of non-cash impairments to the carrying value of our MBI equity investment and our $24.1 million, $10.0 million and $4.2 million proportionate shares of Clearwave Fiber, MBI and Point net losses, respectively, partially offset by a $67.7 million upward revaluation of our Clearwave Fiber investment in connection with the Point-Clearwave Fiber Transaction and our $4.5 million proportionate share of net income from our Nextlink investment. Equity method investment loss, net, was $100.2 million for the nine months ended September 30, 2025 and consisted of our $101.0 million and $3.5 million proportionate shares of net losses from our Clearwave Fiber and MBI investments, respectively, partially offset by our $4.3 million proportionate share of net income from our Nextlink investment.
Net Loss
Net losses were $1.56 billion and $348.8 million for the nine months ended September 30, 2026 and 2025, respectively, driven largely by the non-cash asset impairments discussed above.
Unrealized Gain (Loss) on Cash Flow Hedges and Other, Net of Tax
Unrealized gain on cash flow hedges and other, net of tax, was $24.3 million for the nine months ended September 30, 2026 compared to a $28.2 million loss for the nine months ended September 30, 2025. The $52.5 million change was due primarily to an increase in forward interest rates during the nine months ended September 30, 2026 compared to a decrease in the prior year period.

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
Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax provision (benefit), depreciation and amortization, equity-based compensation, severance and contract termination costs, acquisition-related costs, net (gain) loss on asset sales and disposals, system conversion costs, net equity method investment (income) loss, asset impairments, executive search and transition costs, legal settlement of alleged patent infringement, MBI integration costs, net other (income) expense and any special items, as applicable, provided in the reconciliation tables below. Executive search and transition costs consist of expenses incurred in connection with changes in executive leadership, including make-whole payment, severance and other separation benefits and costs related to executive search and onboarding. MBI integration costs consist of expenses for planning and implementing system conversion, rebranding, employee-related costs (including severance and retention) and other professional fees incurred in connection with preparing for the potential integration of MBI. These costs are associated with discrete events and are incremental to normal, recurring operating expenses and as such, are excluded from Adjusted EBITDA. Adjusted EBITDA eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our business as well as other non-cash or special items and is unaffected by our capital structure or investment activities. This measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of debt financing. These costs are evaluated through other financial measures.
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

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net income (loss)	$(431,839)	$86,532	$(518,371)	NM

Plus: Interest expense, net	34,648	32,019	2,629	8.2%
Income tax provision (benefit)	(47,198)	25,762	(72,960)	NM
Depreciation and amortization	81,010	83,347	(2,337)	(2.8)%
Equity-based compensation	5,045	11,280	(6,235)	(55.3)%
Severance and contract termination costs	—	1,881	(1,881)	(100.0)%
Acquisition-related costs	1,747	521	1,226	235.3%
(Gain) loss on asset sales and disposals, net	1,034	1,066	(32)	(3.0)%
System conversion costs	573	5,790	(5,217)	(90.1)%
Equity method investment (income) loss, net	34,473	22,222	12,251	55.1%
Asset impairments	412,054	—	412,054	NM
Executive search and transition costs	260	445	(185)	(41.6)%
Legal settlement of alleged patent infringement	—	2,800	(2,800)	(100.0)%
MBI integration costs	999	—	999	NM
Other (income) expense, net	66,975	(71,809)	138,784	(193.3)%
Adjusted EBITDA	$159,781	$201,856	$(42,075)	(20.8)%

NM = Not meaningful.

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Net loss	$(1,560,641)	$(348,837)	$(1,211,804)	NM

Plus: Interest expense, net	98,653	100,386	(1,733)	(1.7)%
Income tax benefit	(137,297)	(91,610)	(45,687)	49.9%
Depreciation and amortization	245,286	254,930	(9,644)	(3.8)%
Equity-based compensation	17,620	32,639	(15,019)	(46.0)%
Severance and contract termination costs	2,962	2,209	753	34.1%
Acquisition-related costs	3,839	2,048	1,791	87.5%
(Gain) loss on asset sales and disposals, net	11,793	9,171	2,622	28.6%
System conversion costs	1,392	16,278	(14,886)	(91.4)%
Equity method investment (income) loss, net	342,428	100,163	242,265	241.9%
Asset impairments	1,009,769	586,017	423,752	72.3%
Executive search and transition costs	1,355	613	742	121.0%
Legal settlement of alleged patent infringement	—	2,800	(2,800)	(100.0)%
MBI integration costs	3,824	—	3,824	NM
Other (income) expense, net	475,605	(59,026)	534,631	NM
Adjusted EBITDA	$516,588	$607,781	$(91,193)	(15.0)%

NM = Not meaningful.
Financial Condition: Liquidity and Capital Resources
Liquidity
Our primary funding requirements are for our ongoing operations, capital expenditures, the MBI Acquisition (discussed below) and debt repayment. We believe that our existing cash balances, our Senior Credit Facilities and operating cash flows will provide adequate support for these funding requirements that are expected to arise within 12 months from the filing of this Quarterly Report on Form 10-Q. If the MBI Acquisition is consummated, MBI’s $22.0 million of outstanding borrowings under a revolving credit facility will come due August 2027. Beyond the next 12 months, additional significant amounts of indebtedness will come due at varying times over the subsequent 12-month period, namely: (i) if the MBI Acquisition is consummated, MBI’s $916.2 million of outstanding term loans maturing on November 12, 2027, (ii) our $1.25 billion revolving credit facility maturing in February 2028 (of which $1.05 billion was drawn and outstanding as of September 30, 2026), (iii) our $345.0 million of 1.125% convertible notes due 2028 maturing in March 2028 and (iv) our $694.3 million of outstanding Term Loan B-4 maturing in May 2028. Our existing sources of liquidity and cash flows from operations will be insufficient to repay the debt described above on the applicable maturity dates. Our ability to address these forthcoming debt maturities primarily will depend on our ability to consummate one or more financing transactions and/or to extend the maturity date of the relevant debt through a consensual amendment and extension transaction with the relevant holders of the debt, which transactions are not entirely in our control. We have been and continue to be engaged in discussions to raise capital and address certain of our debt maturities. However, we make no assurances that we will be able to consummate any financing transactions. While we were in compliance with our financial covenants as of September 30, 2026, and expect to remain in compliance for the next 12 months, we may not be able to maintain compliance if operating performance deteriorates or market conditions worsen, particularly if we do not consummate any financing transactions. If we breach a financial covenant and are unable to obtain an amendment or waiver from the applicable lenders or bondholders, the breach could result in an event of default under the terms of our indebtedness and permit our creditors to accelerate repayment of such debt and potentially trigger acceleration of other debt under applicable cross-default or cross-acceleration provisions. If we become obligated to close the MBI Acquisition and are unable to address our forthcoming debt maturities, it is possible that we will not consummate the MBI Acquisition, which could result in a breach under the purchase agreement for the MBI Acquisition and MBI’s limited liability company agreement. In that event, we could become subject to claims by other members of MBI seeking monetary damages and/or specific performance of our obligations under the purchase agreement for the MBI Acquisition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to consummate a financing transaction and address near-term debt maturities on acceptable terms or at all, or if a default occurs under our debt instruments that we are unable to timely cure, it may become necessary for us to seek relief under Chapter 11 of the U.S. Bankruptcy Code.

We intend to hold MBI separate from the balance of our operations to preserve flexibility and mitigate adverse impacts to us in the event that the MBI Acquisition is consummated and MBI’s revolver borrowings and term loans are unable to be refinanced or restructured prior to their respective maturity dates. Over the next 12 months, our ability to utilize the funding sources mentioned previously to fund ongoing operations, make capital expenditures, complete the MBI Acquisition and repay debt depends on future operating performance and cash flows, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
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
In December 2024, we amended our agreement with MBI, to, among other things, (i) reinstate the expired call option to acquire the Call Option; (ii) amend the put option to establish the Put Option; (iii) require us to make the Upfront Payment, which was paid on December 20, 2024; and (iv) provide for the other members of MBI to immediately receive, indirectly, the New MBI Debt. The Put Price payable by us upon the closing of the Put Option exercise was calculated under a formula based on a multiple of MBI’s adjusted EBITDA for the twelve-month period ended June 30, 2025, and MBI’s total net indebtedness. The aggregate amount of the Upfront Payment and the impact of the New MBI Debt reduced the Put Price payable upon the closing of the Put Option exercise and the impact of the New MBI Debt (and the associated interest and fees) was excluded from the calculation of MBI's total net indebtedness for purposes of determining such purchase price. The Put Option was exercised on January 2, 2026 and the terms of the Put Option contemplated that the transaction would close on or before October 1, 2026.
In June 2026, we commenced an offer (the “MBI Term Loan Exchange Offer”) to the term lenders under MBI’s credit agreement to exchange their MBI term loans for a combination of cash and new debt of the Company. As of the expiration of the MBI Term Loan Exchange Offer, we received irrevocable lender acceptances from MBI lenders holding approximately 34% of all outstanding MBI term loans. We did not consummate the MBI Term Loan Exchange Offer.
On October 1, 2026, we and certain affiliates of GTCR LLC agreed to extend the previously anticipated October 1, 2026 closing date of the MBI Acquisition to October 9, 2026. On October 9, 2026, the United States District Court for the Southern District of New York entered an ex parte temporary restraining order that temporarily prohibits us from consummating the MBI Acquisition. The action was commenced by CoBank, a lender under our existing credit agreement. The complaint alleges that our payment of the purchase price for the MBI Acquisition would constitute a constructive fraudulent transfer. CoBank is seeking, among other things, an injunction prohibiting us from closing the MBI Acquisition. On October 13, 2026, we responded to, and simultaneously moved to dissolve, the TRO on the basis that CoBank failed to establish a basis for injunctive relief. A hearing on that motion and on the TRO is currently scheduled for November 13, 2026. On November 2, 2026, we received a letter from MBI and GTCR Fund XII/B LP, Mega Broadband Splitter LP, and GTCR Co-Invest XII LP (collectively, the “GTCR Investors”) alleging that we and Major Merger Sub LLC (“Merger Sub”) breached our obligations under: (i) the Third Amended and Restated Limited Liability Company Agreement dated as of December 20, 2024 by and among MBI and the Unitholders; and (ii) the Purchase Agreement dated as of January 3, 2026, by and among us, Merger Sub, MBI, Mega Broadband Blocker, LLC, GTCR Fund XII/C LP, and GTCR Fund XII/B LP (collectively, the “Agreements”). Specifically, MBI and the GTCR Investors allege that we and Merger Sub failed to use our reasonable best efforts to contest and resist the CoBank Action, and to have the related TRO vacated or lifted as promptly as practicable. MBI and the GTCR Investors have indicated that they may seek to intervene in the CoBank Action as soon as November 6, 2026. We believe that these claims are without merit and are prepared to vigorously dispute such claims to the extent litigation arises. Under the terms of the purchase agreement, we are not obligated to close the MBI Acquisition if and for so long as any legal restraint prohibiting the closing (including the TRO) is in effect. Although we have sufficient liquidity to satisfy the purchase price for the MBI Acquisition in full if the TRO is dissolved, we currently intend to coordinate any payment of the purchase price with the closing of one or more financing transactions that address at least some of our outstanding debt maturities. We have been and continue to be engaged in discussions to raise capital and address our near-term debt maturities. However, we make no assurances that we will be able to consummate any financing transactions.
The following tables summarize select operating and financial metrics for MBI (dollar amounts in thousands):

	As of September 30,
	2026	2025	Change	% Change
Total data PSUs	194,354	209,186	(14,832)	(7.1)%

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Residential data revenues	$39,208	$44,599	$(5,391)	(12.1)%
Total residential revenues	$50,661	$58,323	$(7,662)	(13.1)%
Total business services revenues	$19,541	$18,976	$565	3.0%
Total revenues	$70,202	$77,300	$(7,098)	(9.2)%
Operating expenses(1)	$34,621	$35,218	$(597)	(1.7)%
Capital expenditures	$18,557	$17,147	$1,410	8.2%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Residential data revenues	$121,738	$136,136	$(14,398)	(10.6)%
Total residential revenues	$157,362	$176,712	$(19,350)	(11.0)%
Total business services revenues	$57,829	$56,440	$1,389	2.5%
Total revenues	$215,191	$233,153	$(17,962)	(7.7)%
Operating expenses(1)	$107,022	$102,405	$4,617	4.5%
Capital expenditures	$55,780	$52,718	$3,062	5.8%

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
The Put Price for the equity interests of MBI that we do not already own was determined to be approximately $480 million. As of September 30, 2026, MBI had $22.0 million of revolver borrowings due August 11, 2027 and $916.2 million of outstanding term loans with a scheduled maturity of November 12, 2027.
The following table shows a summary of our net cash flows for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$331,714	$417,793	$(86,079)	(20.6)%
Net cash used in investing activities	(172,756)	(78,477)	(94,279)	120.1%
Net cash provided by (used in) financing activities	363,024	(326,298)	689,322	(211.3)%
Change in cash and cash equivalents	521,982	13,018	508,964	NM
Cash and cash equivalents, beginning of period	152,769	153,631	(862)	(0.6)%
Cash and cash equivalents, end of period	$674,751	$166,649	$508,102	NM

NM = Not meaningful.
The $86.1 million year-over-year decrease in net cash provided by operating activities was primarily attributable to a decrease in Adjusted EBITDA, partially offset by favorable changes in working capital.
The $94.3 million year-over-year increase in net cash used in investing activities was due primarily to a $132.8 million reduction in proceeds from sales of equity investments, partially offset by $42.0 million of proceeds received from the sale of fiber-to-the-tower contract rights during the first quarter of 2026.
The $689.3 million year-over-year change in net cash provided by (used in) financing activities was due primarily to a $678.4 million increase in net debt proceeds received and a $17.2 million dividend payment in the prior year that did not recur.

On May 20, 2022, the Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock). We had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions, and we may opportunistically and prudently consider buying back shares under our remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions. Since we first became publicly traded in 2015 through September 30, 2026, we have repurchased 646,244 shares of our common stock at an aggregate cost of $556.9 million. We did not repurchase any shares during the nine months ended September 30, 2026 or 2025.
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
In September 2026, we borrowed $700.0 million under the Revolving Credit Facility and subsequently repaid $200.0 million of such borrowings. During the nine months ended September 30, 2026, we borrowed $575.0 million under the Revolving Credit Facility to fund the repayment in full of the 2026 Notes on the final maturity date thereof and subsequently repaid $25.0 million of such borrowings. Also during the nine months ended September 30, 2026, we paid $37.2 million to retire $40.2 million of the outstanding principal of the Term Loan B-4, recognizing $2.8 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss), respectively. No such retirements occurred during the three months ended September 30, 2026.
As of September 30, 2026, we had $1.05 billion of borrowings outstanding under the Revolving Credit Facility that bore interest at an average rate of 6.7% per annum, and $200.0 million of nominal availability under the Revolving Credit Facility. No letters of credit were issued under the Revolving Credit Facility as of September 30, 2026. A summary of our outstanding term loans as of September 30, 2026 is as follows (dollars in thousands):

Instrument	Draw Date(s)	Original Principal	Amortization Per Annum(1)	Outstanding Principal	Final Scheduled Maturity Date	Final Scheduled Principal Payment	Benchmark Rate	Fixed Margin	Interest Rate
Term Loan B-2	1/7/2019	$250,000	1.0%	$231,250	10/30/2029(2)	$223,750	SOFR + 10.0 bps	2.25%	6.25%
Term Loan B-3	6/14/2019 10/30/2020 2/22/2023	325,000 300,000 150,000	1.0%	727,927	10/30/2029(2)	704,695	SOFR + 10.0 bps	2.25%	6.25%
Term Loan B-4	5/3/2021	800,000	1.0%	694,262	5/3/2028	683,271	SOFR + 11.4 bps	2.00%	6.02%
Total		$1,825,000		$1,653,439		$1,611,716

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

On October 8, 2026, we borrowed the remaining $200.0 million available under the Revolving Credit Facility.
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
During the nine months ended September 30, 2026, we repurchased $79.4 million aggregate principal amount of outstanding Senior Notes for $51.9 million, recognizing $26.9 million of gains on debt extinguishments within other income in the condensed consolidated statement of operations and comprehensive income (loss). No such repurchases occurred during the three months ended September 30, 2026.
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
Other Debt-Related Information
Unamortized debt issuance costs consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving Credit Facility portion:
Other noncurrent assets	$1,730	$4,030
Term loans and Notes portion:
Long-term debt (contra account)	10,044	14,416
Total	$11,774	$18,446
We recorded debt issuance cost amortization of $1.2 million for both the three months ended September 30, 2026 and 2025 and $4.5 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The unamortized debt discount associated with the Convertible Notes was $1.9 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively. We recorded debt discount amortization of $0.3 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
We have entered into a separate letter of credit agreement which provides for an additional $75.0 million of letter of credit issuing capacity, of which $8.4 million was utilized as of September 30, 2026.
While we were in compliance with all debt covenants as of September 30, 2026, and expect to remain in compliance for the next 12 months, we may not be able to maintain compliance if operating performance deteriorates or market conditions worsen, particularly if we do not consummate any financing transactions.

We are party to two interest rate swap agreements to convert our interest payment obligations with respect to an aggregate of $1.2 billion of our variable rate SOFR indebtedness to a fixed rate. Under the first swap agreement, with respect to a notional amount of $850.0 million, our monthly payment obligation is determined at a fixed base rate of 2.595%. Under the second swap agreement, with respect to a notional amount of $350.0 million, our monthly payment obligation is determined at a fixed base rate of 2.691%. Both interest rate swap agreements are scheduled to mature in the first quarter of 2029 but each may be terminated prior to the scheduled maturity at our election or that of the financial institution counterparty under the terms provided in each swap agreement. We recognized income of $3.3 million and $5.2 million on interest rate swaps during the three months ended September 30, 2026 and 2025, respectively, and $9.6 million and $15.5 million for the nine months ended September 30, 2026 and 2025, respectively, within net interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
Refer to notes 9 and 11 to our audited consolidated financial statements included in the 2025 Form 10-K and notes 8, 9 and 17 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our financing activity, outstanding debt and interest rate swaps.
Capital Expenditures
We have significant ongoing capital expenditure requirements as well as capital enhancements associated with acquired operations and the expansion of our high-capacity network. Capital expenditures are funded primarily by cash on hand and cash flows from operating activities.
Our capital expenditures by category for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer premise equipment(1)	$27,130	$16,976	$66,890	$44,648
Commercial(2)	4,210	3,035	10,642	13,711
Scalable infrastructure(3)	4,903	6,804	19,292	23,197
Line extensions(4)	10,057	18,076	37,843	49,963
Upgrade/rebuild(5)	8,408	4,017	18,041	11,678
Support capital(6)	23,204	22,857	67,630	68,072
Total	$77,912	$71,765	$220,338	$211,269

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
Contractual Obligations and Contingent Commitments
As of September 30, 2026, with the exception of debt activity (refer to note 8 of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the updated future maturities of outstanding borrowings table), there have been no material changes to the contractual obligations and contingent commitments previously disclosed in the 2025 Form 10-K.
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
Impairment Assessments
During each of the second and third quarters of 2026, we determined that a triggering event had occurred that required interim impairment assessments of our indefinite-lived intangible assets and goodwill as a result of the decline in the price of our common stock during the three months ended June 30, 2026 and September 30, 2026, respectively.
We performed qualitative assessments of events and changes in circumstances that occurred since the last impairment assessments of our long-lived assets, consisting primarily of our finite-lived customer relationship intangible assets and property, plant and equipment. Based on such results, and given the accelerated basis on which nearly all of our customer relationship assets are amortized, as well as the use of undiscounted versus discounted cash flows, we concluded that none of our long-lived assets were impaired as of June 30, 2026 or September 30, 2026.
We performed quantitative impairment assessments of our indefinite-lived franchise agreements intangible asset as of June 30, 2026 and September 30, 2026 and determined that the fair value of such asset was less than its existing carrying value at each date, resulting in non-cash impairment charges of $526.0 million and 159.0 million during the three months ended June 30, 2026 and September 30, 2026, respectively. The declines in fair value were a result of reduced estimated future cash flows due to increased competition in certain of our markets. Fair values were determined using the multi-period excess earnings method of the income approach whose significant inputs and assumptions include forecasted revenues, subscriber attrition rates, margins, capital expenditures, contributory asset charges, income tax rates, long-term growth rates and a discount rate. For the June 30, 2026 valuation, a 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $116 million, while a 100 basis point decrease would increase fair value by $194 million. For the September 30, 2026 valuation, a 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $168 million, while a 100 basis point decrease would increase fair value by $159 million.
We also performed quantitative goodwill impairment assessments as of June 30, 2026 and September 30, 2026 and determined that, after making the adjustments for the asset impairments discussed above, the implied fair value of goodwill was below its existing carrying value at each date, resulting in non-cash impairment charges of $71.7 million and 253.1 million during the three months ended June 30, 2026 and September 30, 2026, respectively. Fair values were determined using i) the discounted cash flow method of the income approach, whose significant inputs and assumptions include forecasted revenues, margins, capital expenditures, working capital levels, income tax rates, long-term growth rates and a discount rate and ii) the guideline public company method of the market approach, whose significant inputs and assumptions include the identification of appropriate market participants; consensus earnings before interest, taxes, depreciation and amortization estimates; and the selection of enterprise value multiples. For the June 30, 2026 valuation, a 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $150 million, while a 100 basis point decrease would increase fair value by $183 million and a 1.0x change in selected multiple would change the resulting fair value by $332 million. For the September 30, 2026 valuation, a 100 basis point increase in the calculated discount rate would decrease the resulting fair value by $122 million, while a 100 basis point decrease would increase fair value by $146 million and a 1.0x change in selected multiple would change the resulting fair value by $295 million.
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
The 2026 Notes matured on March 15, 2026 and were repaid using proceeds from borrowings under the Revolving Credit Facility, which matures in February 2028. As of September 30, 2026, we had $502.6 million and $345.0 million aggregate principal amount of the Senior Notes and 2028 Notes, respectively, outstanding. The Senior Notes and 2028 Notes are based on fixed rates and changes in interest rates could impact the fair market value of such notes. As of September 30, 2026, the fair market values of the Senior Notes and 2028 Notes were $121.9 million and $101.8 million, respectively.
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
Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company carried out an evaluation as of September 30, 2026 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
In January 2026, certain other investors in MBI exercised the Put Option and the Company entered into a purchase agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company would acquire the remaining approximately 55% equity interests in MBI that it does not already own.
As of September 30, 2026, the terms of the Put Option contemplated that the transaction would close on or before October 1, 2026. On October 1, 2026, the Company and certain affiliates of GTCR LLC agreed to extend the previously anticipated October 1, 2026 closing date of the MBI Acquisition to October 9, 2026. On October 9, 2026, the United States District Court for the Southern District of New York entered a temporary restraining order that temporarily prohibits the Company from consummating the MBI Acquisition. The action was commenced by CoBank, ACB, a lender under the Company’s existing credit agreement. The complaint alleges that the Company’s payment of the purchase price for the MBI Acquisition would constitute a constructive fraudulent transfer. CoBank is seeking, among other things, an injunction prohibiting the Company from closing the MBI Acquisition. On October 13, 2026, the Company responded to, and simultaneously moved to dissolve, the TRO on the basis that CoBank failed to establish a basis for injunctive relief. A hearing on that motion and on the TRO is currently scheduled for November 13, 2026.
Although the outcome of this proceeding cannot be predicted and the impact of the final resolution of this proceeding on the Company’s results of operations in any particular subsequent reporting period is not known, at this time, management does not believe that the claims made by CoBank will have a material adverse effect on the operations or financial position of the Company or the ability of the Company to meet its financial obligations as they become due. However, litigation is subject to inherent uncertainties, and there can be no assurance regarding the timing or ultimate outcome of this proceeding, which may differ from management’s current expectations. On November 2, 2026, the Company received a letter from MBI and GTCR Fund XII/B LP, Mega Broadband Splitter LP, and GTCR Co-Invest XII LP (collectively, the “GTCR Investors”) alleging that the Company and Major Merger Sub LLC (“Merger Sub”) breached their obligations under: (i) the Third Amended and Restated Limited Liability Company Agreement dated as of December 20, 2024 by and among MBI and the Unitholders; and (ii) the Purchase Agreement dated as of January 3, 2026, by and among the Company, Merger Sub, MBI, Mega Broadband Blocker, LLC, GTCR Fund XII/C LP, and GTCR Fund XII/B LP (collectively, the “Agreements”). Specifically, MBI and the GTCR Investors allege that the Company and Merger Sub failed to use their reasonable best efforts to contest and resist the CoBank Action, and to have the related TRO vacated or lifted as promptly as practicable. MBI and the GTCR Investors have indicated that they may seek to intervene in the CoBank Action as soon as November 6, 2026. The Company believes that these claims are without merit and is prepared to vigorously dispute such claims to the extent litigation arises.
ITEM 1A.    RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Risk Factors” under Item 1A of Part 1. Other than outlined below, there have been no material changes to the risk factors set forth therein.

We may not realize any benefits from the MBI Acquisition, and MBI's substantial indebtedness maturing in November 2027, and risks relating to our intention to hold MBI separate from the balance of our operations following any closing of the MBI Acquisition, could adversely affect MBI’s business, financial condition and results of operations and our consolidated financial condition and results of operations.

If the TRO is dissolved and the MBI Acquisition is consummated, we may not realize any financial, operational or strategic benefits from the MBI Acquisition. The costs, indebtedness and other financial obligations (including tax liabilities) associated with the MBI Acquisition are substantial and may outweigh any benefits potentially available from full ownership of MBI. Even if MBI is able to refinance or restructure its indebtedness, the resulting debt service requirements, restrictions on its operations and other financial obligations on MBI may substantially diminish, if not eliminate altogether, any economic benefits that we might otherwise realize from the MBI Acquisition.

As of September 30, 2026, the additional equity interests of MBI to be acquired as part of the MBI Acquisition are of uncertain value in light of MBI’s recent financial performance, valuation multiples of comparable businesses and MBI’s outstanding indebtedness. If MBI’s term loans are not refinanced or restructured prior to its November 12, 2027 maturity date, MBI may be required to file for bankruptcy. We cannot assure you that MBI will be able to refinance or restructure its indebtedness on satisfactory terms or at all. Any developments regarding MBI’s indebtedness could materially adversely affect MBI’s business, financial condition and results of operations and, following consummation of the MBI Acquisition, adversely affect our consolidated financial condition and results of operations.

If the MBI Acquisition is consummated, the Company intends to hold MBI separate from the balance of its operations to preserve flexibility and mitigate adverse impacts to the Company in the event MBI’s term loans are unable to be refinanced or restructured prior to the November 12, 2027 maturity date. Although MBI is expected to continue operating as a separate business, there can be no assurance that maintaining MBI's operations, financing arrangements and assets separately from our existing business will be sufficient to insulate either business from adverse financial developments affecting the other. Measures intended to maintain such separation could restrict our ability to access or transfer cash and other assets between MBI and us and our existing subsidiaries, provide financial support to MBI or otherwise deploy resources across our consolidated business. Such measures will also limit our ability to achieve operating efficiencies, economies of scale or other benefits that might otherwise be available through the integration of MBI with our existing business. Further, in the event of an MBI bankruptcy or other restructuring there can be no assurance that any measures intended to maintain MBI's separateness would prevent adverse consequences for our existing business or protect our assets from claims asserted by MBI’s creditors or other third parties.

The pending litigation relating to the MBI Acquisition and any similar proceedings could result in significant costs, delay or prevent the consummation of the MBI Acquisition and adversely affect our business, financial condition and results of operations.

In addition to the CoBank Action and the resulting TRO and the November 2, 2026 letter from MBI and the GTCR investors, we have received written correspondence from counsel to a group of the Company's creditors threatening to assert claims substantially similar to those alleged by CoBank. There can be no assurance that the CoBank action or any other litigation or legal proceedings raising similar or additional claims will be resolved in our favor. In addition, even if the TRO is dissolved, CoBank (or our other creditors) may pursue litigation against us if the MBI Acquisition is consummated. An adverse outcome in any such proceedings could result in additional injunctive relief, damages, significant legal expenses, further delay or prevent consummation of the MBI Acquisition and the contemplated financing transactions, or otherwise impair our ability to refinance our existing indebtedness. Any of these developments could materially adversely affect our financial condition and results of operations.

We have incurred substantial indebtedness and the degree to which we are now leveraged, together with the substantial indebtedness of MBI, may have a material adverse effect on our business, financial condition or results of operations and cash flows.

We currently have a substantial amount of indebtedness, including significant debt obligations scheduled to mature at various times in 2028, which could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, strategic investments, the MBI Acquisition, debt service requirements or other purposes. Our substantial indebtedness also increases our vulnerability to adverse economic, market and industry conditions, limits our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and places us at a disadvantage in relation to our competitors that have lower debt levels. If the MBI Acquisition is consummated, MBI’s significant indebtedness maturing on November 12, 2027 will increase our total consolidated indebtedness and could increase the risks described above.

Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors, most of which are beyond our control. We have been and continue to be engaged in discussions to raise capital and address certain of our future debt maturities and the purchase price for the MBI Acquisition. However, we make no assurances that we will be able to consummate any financing transactions. If we become obligated to close the MBI Acquisition and are unable to address our forthcoming debt maturities, it is possible that we will not consummate the MBI Acquisition, which could result in a claim of breach under the purchase agreement for the MBI Acquisition and MBI’s limited liability company agreement. In that event, we could become subject to claims by other members of MBI seeking monetary damages and/or specific performance of our obligations under the purchase agreement for the MBI Acquisition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to complete the contemplated financing transactions or to generate sufficient cash flow in the future to meet our commitments, we may be required to augment our business plans to prioritize initiatives designed to meet our near term commitments rather than grow our business, including selling assets or operations that we would not otherwise seek to sell and/or curtail our capital expenditures and forgo potentially attractive growth opportunities. We cannot assure you that any such initiatives could be implemented on a timely basis or on satisfactory terms, or that they would enable us to satisfy our debt obligations and other capital requirements. Moreover, our existing debt agreements contain, and our future debt agreements will contain, restrictive covenants that may limit our ability to pursue our business objectives. Any failure to comply with these covenants or repay our indebtedness when due could result in an event of default and, if not cured or waived, the acceleration of our outstanding indebtedness and the exercise of remedies by our creditors.

The terms of our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations, and could limit our ability to refinance our existing indebtedness.

The terms of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests and the terms of any new indebtedness we may incur are anticipated to include restrictive covenants that will be even more restrictive than the restrictive covenants in our existing debt agreements. These restrictions could impair our ability to address our upcoming debt maturities by limiting the amount and terms of the indebtedness we may incur. Following the MBI Acquisition, MBI’s debt agreements will also impose restrictions on its operations and financial flexibility, which may limit our ability to manage the financial obligations of MBI. These covenants may restrict our ability to take some or all of the following actions:

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

A breach of any of these covenants, if applicable, could result in an event of default under the terms of our indebtedness. We may be required to seek amendments or waivers of certain covenants in connection with our efforts to refinance or restructure our indebtedness, and there can be no assurance that those amendments or waivers will be available on acceptable terms or at all. If an event of default occurs under any of our debt agreements, the applicable lenders or bondholders would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of our debt to which a cross-default or cross-acceleration provision applies. Following the MBI Acquisition, a failure by MBI to comply with its debt covenants or repay its indebtedness when due could similarly result in an event of default under its debt agreements and the acceleration of its indebtedness. Any such default or acceleration could adversely affect MBI’s operations and its and our consolidated financial condition. Furthermore, we have pledged our assets as collateral for our repayment obligations under a portion of our indebtedness. If we were unable to repay any amount of this indebtedness when due and payable, the lenders of this indebtedness could proceed against the collateral that secures this indebtedness. Similarly, lenders under MBI’s secured debt agreements could exercise remedies against the assets securing MBI’s indebtedness if MBI defaults on its obligations. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness and our financial condition will be materially negatively affected.

Our common stock could be delisted from the New York Stock Exchange, which could negatively affect the price and liquidity of our common stock and trigger a “fundamental change” under the indenture governing our convertible notes.

Our common stock is listed on the New York Stock Exchange (the "NYSE"), and in order to remain listed we are required to satisfy the NYSE's continued listing standards, including requirements regarding a minimum average closing share price and minimum average global market capitalization (or, in certain instances, a minimum average global market capitalization and minimum stockholders' equity). If our average global market capitalization is less than $50 million over a consecutive 30 trading-day period and, at the same time, our stockholders’ equity is less than $50 million, our common stock could be subject to delisting under Section 802.01B of the NYSE Listed Company Manual, if compliance is not regained during the applicable cure period available in certain situations under the NYSE’s rules. In addition, our common stock would be promptly delisted from NYSE if our average global market capitalization falls below $15 million over a consecutive 30 trading-day period, without any opportunity to cure.

As of September 30, 2026, our stockholders' equity was less than $50 million, and as of the date of this Quarterly Report our average global market capitalization is less than $50 million over a consecutive 30 trading-day period. Therefore, as of the date this Quarterly Report was filed, we are not in compliance with the continued listing standards under Section 802.01B of the NYSE Listed Company Manual.

We intend to submit to the NYSE a plan to regain compliance with the listing standard described above during the applicable cure period, but we cannot assure you that our plan will be accepted by the NYSE or, if it is accepted, that we will regain compliance within the applicable cure period, or that we will continue to meet the NYSE's other continued listing standards. If our plan to regain compliance with the listing standard described above is not accepted, or is not timely submitted, the NYSE will initiate delisting procedures on our common stock. If our plan to regain compliance is accepted by the NYSE and we fail to comply with the plan as of any applicable compliance date, our common stock could be delisted. If our common stock is delisted by the NYSE, our common stock may be eligible to trade on an over-the-counter quotation system, such as the pink sheets or OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NYSE, would be eligible to be listed on another national securities exchange or quoted on an over-the-counter quotation system.

A delisting could, among other things:
•make trading our common stock more difficult for investors, potentially leading to a decline in our share price and reduction of the trading volume and liquidity of our common stock;
•make it harder for stockholders to get a quote for the sale or purchase of our common stock;
•reduce the number of investors willing to hold or buy our common stock, including institutional investors whose investment guidelines restrict holdings of unlisted securities;
•reduce coverage by securities analysts and news media;
•trigger a “fundamental change” repurchase obligation under the indenture governing our convertible notes;
•make it harder for us to raise additional capital on acceptable terms, or at all;
•affect the acceptance of our common stock as currency or the value it is assigned by other parties; and
•harm our reputation with employees, customers, suppliers and business partners.

If a “fundamental change” is triggered under the indenture governing our convertible notes, the holders of the convertible notes will have the right, at their option, to require us to repurchase for cash their convertible notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest. If a “fundamental change” is triggered, we expect the holders of our convertible notes to require us to repurchase their convertible notes on these terms, based on the significant disparity between the par repurchase price upon a “fundamental change” and the recent trading price of the convertible notes. If that occurs, we may be unable to satisfy the repurchase obligation which would result in an event of default under the convertible notes indenture. Any event of default that occurs under our convertible notes indentures would also give rise to a cross-default under our credit agreement and, in certain instances, under our other debt agreements.

Any delisting of our common stock and the consequences thereof would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to consummate a financing transaction and address near-term debt maturities on acceptable terms or at all, or if a default occurs under our debt instruments that we are unable to timely cure, it may become necessary for us to seek relief under Chapter 11 of the U.S. Bankruptcy Code.

If we are unable to consummate a financing transaction and address near-term debt maturities on acceptable terms or at all, or if a default occurs under our debt instruments that we are unable to timely cure, it may become necessary for us to seek relief under Chapter 11 of the U.S. Bankruptcy Code. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition: Liquidity and Capital Resources – Liquidity” in this Quarterly Report on Form 10-Q. If we seek relief under Chapter 11 of the U.S. Bankruptcy Code it would result in a variety of material adverse effects on our business, financial condition and results of operations and the trading of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Certain information relating to common stock repurchases by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended September 30, 2026 was as follows (dollars in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	$143,104
August 1, 2026 to August 31, 2026	—	$—	—	$143,104
September 1, 2026 to September 30, 2026	—	$—	—	$143,104
Total	—	$—	—

(1)On May 20, 2022, the Company's Board authorized up to $450.0 million of share repurchases (with no cap as to the number of shares of common stock) under the Share Repurchase Program, which was announced on May 23, 2022. The authorization does not have an expiration date. The Company had $143.1 million of remaining share repurchase authorization under the Share Repurchase Program as of September 30, 2026. Additional purchases under the Share Repurchase Program may be made from time to time on the open market and in privately negotiated transactions and the Company may opportunistically and prudently consider buying back shares under its remaining share repurchase authorization. The size and timing of any additional purchases are based on a number of factors, including share price, trading levels and business and market conditions.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Heather McCallion Offer Letter dated July 22, 2026 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cable One, Inc. filed on August 14, 2026).+

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: November 5, 2026

By:	/s/ Todd M. Koetje
	Name:	Todd M. Koetje
	Title:	Chief Financial Officer
Date: November 5, 2026